Form 10KSB
period 1999-12-31
BIOLABS INC
filed 2000-03-29
CIK 1084966

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934
                   For the fiscal year ended DECEMBER 31, 1999.
                                             ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from  ________________ to _________________
                          Commission file number _______________________________

                                  BIOLABS, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


           NEW YORK                                     98-0163232
--------------------------------         --------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

 1A-3033 KING GEORGE HIGHWAY,
    SURREY B.C. CANADA                                  V4P 1B8
--------------------------------         --------------------------------------
(Address of principal executive                       (Zip Code)
          offices)

Issuer's telephone number:    (604) 542-0820
                           --------------------

Securities registered under Section 12(b) of the Exchange Act:

                                              Name of each exchange on which
      Title of each class                              registered

--------------------------------         --------------------------------------

--------------------------------         --------------------------------------


Securities registered under Section 12(g) of the Exchange Act:

                     COMMON STOCK, PAR VALUE $0.0001 / SHARE
-------------------------------------------------------------------------------
                                (Title of class)

-------------------------------------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.      NIL
                                                         ------------

As of March 21, 2000, the aggregate market value for the 6,968,997 shares of the Common Stock, par value $0.0001 per share, held by non-affiliates was approximately $95,823,708.

The number of shares of Common Stock of the registrant outstanding as of DECEMBER 31, 1999 was 8,178,997.
-----------------     ----------

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE




                                TABLE OF CONTENTS

                                                                            Page
PART I
     Item 1       Description of Business......................................3
     Item 2       Description of Property.....................................13
     Item 3       Legal Proceedings...........................................13
     Item 4       Submission of Matters to a Vote of Security Holders.........14

PART II
     Item 5       Market for Common Equity and Related Stockholders Matters...15
     Item 6       Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.......................16
     Item 7       Financial Statements .......................................18
     Item 8       Changes in and Disagreements with Accountant on Accounting and Financial Disclosure.................................31

PART III
     Item 9       Directors, Executive Officers, Promoters and Control
                     Persons; Compliance with Section 16(a)...................32
     Item 10      Executive Compensation......................................33
     Item 11      Security Ownership of Certain Beneficial Owners and
                      Management..............................................35
     Item 12      Certain Relationships and Related Transactions..............36
     Item 13      Exhibits and Reports on Form 8-K............................37

SIGNATURES        ............................................................38

BIOLABS, INC. - 10-KSB - ANNUAL REPORT
-------------------------------------------------------------------------------

                                     PART I


ITEM 1       DESCRIPTION OF BUSINESS

BioLabs, Inc. a New York corporation, having its principal place of business in Surrey, British Columbia, Canada (herein, the "Company") is a development stage company formed to manufacture and market certain cancer therapy tests developed by others. The Company was previously known as Flexx Realm, Inc. Flexx Realm had no business.

The Company entered into a joint venture agreement dated as of November 4, 1998 with an unrelated entity, Biotherapies Incorporated ("Biotherapies") to develop and commercialize a Mammastatin Serum Assay Test (the "MSA Test"). The joint venture operates as a Michigan Limited Liability corporation. The name of such entity is Biomedical Diagnostics, LLC, and is herein referred to as the "Joint Venture" or "JV". The Company owns an 11.1% minority interest in Biotherapies, and has entered into a letter of intent to increase such percentage ownership to 19.9%. See "Proposed Transactions".

The Company has no revenue from operations, is in a start-up phase with its existing assets and has no significant assets, tangible or intangible, other than the opportunities for the Joint Venture disclosed herein. The Company continues to have significant obligations with respect to the Joint Venture and Biotherapies. In order to complete its obligations, the Company will require additional financing. The Company expects to need to place additional securities with investors in registered offerings or exempt transactions in order to raise the capital required for its activities until such time as the Joint Venture and the Company can generate revenues from operations. None of the Company's current officers are employed directly by the Company. Although such officers are engaged substantially full-time for the Company, in accordance with Canadian practice, they are employed by the Company through a personal services holding company. The Company has three full-time persons engaged through the holding Company, and one other administrative employee, employed directly. (See Item 10:
"Executive Compensation").

There is no assurance that the Company will ever earn revenue, operate profitably or provide a return on investment to its security holders. The Company's activities to date have consisted primarily of efforts to raise funds; establish a joint venture relationship with Biotherapies for the manufacture and sale of the MSA Test; and acquire an equity interest in Biotherapies. As currently structured, the Company proposes to derive all its revenue from its 50% partnership in the Joint Venture. A critical part of the Company's business plan requires the Company to fund 50% of the cost to develop, manufacture, market and distribute the MSA Test. There can be no assurance that the Company will be able to successfully raise the capital required, when required, to meet its proportionate costs in the future. See "Risk Factors."

The MSA Test is a blood test to determine breast cancer risk through the detection and measurement of Mammastatin blood levels. Mammastatin is a naturally occurring human protein found in the blood of over 85% of healthy women and absent in the blood of over 90% of breast cancer patients. Clinical trials for the MSA Test commenced in the fourth quarter of 1999, and conclude prior to the end of the second quarter of 2000. The results of these trials will be submitted in an application to the United States Food and Drug Administration ("FDA") for approval of the MSA Test as a medical device. There is no assurance that the clinical trials will be completed as scheduled or that the MSA Test will be approved or ever sold. See also "Risk Factors - Uncertain Market/Government Regulations; Dependence on One Product/FDA Approval". It is anticipated that this application will be submitted by the second quarter of 2000 with FDA action with respect to the application expected during the fourth quarter of 2000. Based on such timetable, the MSA Test is not expected to be launched in North America until the first quarter of 2001. The Company believes it has adequate current cash resources, if appropriately allocated, to continue operations as is for approximately 10 to 12 additional months. The potential insufficiency of funds is a significant risk factor.

In the event that the Joint Venture receives FDA approval to manufacture and distribute the MSA Test as a medical device, the MSA Test will be subject to continuing regulation by the FDA and certain state agencies, including routine inspection by the FDA and a host of regulatory requirements that generally apply to medical devices marketed in the United States, including labeling regulations, quality system regulations, the Medical Device Reporting regulation and the FDA's prohibitions against promoting products for an unapproved or "off-label" uses. Unanticipated changes in existing regulatory requirements or adoption of new requirements could have a materially adverse effect on BioLabs' business, financial condition and results of operations. BioMedical Diagnostics' failure to comply with applicable

BIOLABS, INC. - 10-KSB - ANNUAL REPORT
-------------------------------------------------------------------------------


regulatory requirements could result in enforcement action by the FDA, which could have a material adverse effect on the business, financial condition and results of operations of the Joint Venture and the Company.

Final product development, manufacturing, marketing, sales and distribution of the MSA Test is expected to require a significant amount of capital. Under the terms of the Joint Venture Agreement, each member of the Joint Venture is obligated to fund its 50% portion of additional capital requirements. The Company will require additional capital to meet such obligations. The Company intends to finance its portion of these expenses through the proceeds of the sales of securities by future private placements of securities or registered public offering transactions. In the event that the Company is unable to raise its 50% portion of Joint Venture expenses, the Company's interest in the Joint Venture may be reduced to a minimum of 30%.

Under the terms of the Joint Venture Operating Agreement, as amended, the Company agreed to make $1,500,000 of capital contributions to the JV, all of which have been paid. The last $500,000 was paid on August 9, 1999. All amounts set forth herein are in U.S. Dollars. Further, under terms of the Joint Operating Agreement, as amended, the Company agreed to make capital contributions totaling $3,500,000 to Biotherapies in connection with the ongoing development of products using the Mammastatin technology. In August, 1999, the Company paid $1,500,000 of this commitment, leaving a balance of $2,000,000 to be paid as follows:

a. $1,000,000 (to be used exclusively for the ongoing development of products utilizing the Mammastatin technology) within 60 days after completion by Biomedical Diagnostic LLC (the Joint Venture) of diagnostic clinical trials for some form of the Mammastatin Serum Assay in the United States.

b. $1,000,000 (to be used exclusively for the ongoing development of products utilizing the Mammastatin technology) within 30 days after the date that Biomedical Diagnostic LLC (the Joint Venture) first achieves in the aggregate $100,000 in gross revenue from any sale or license of the Mammastatin Serum Assay (post-completion of the diagnostic clinical trials).

Thus, as of December 31, 1999, the Company has contributed:

a. To Biomedical Diagnostics LLC - $1,500,000. This contribution completes the obligation to Biomedical Diagnostics.

b. To Biotherapies Inc. - $1,500,000. A balance of $2,000,000 is payable under certain circumstances as set forth above.

The JV is making necessary arrangements to assemble and collect a large database required for the MSA Test. However, revenues are not expected to be realized until the MSA clinical trials are completed, and FDA approval is granted, and marketing or licensing of the MSA test on a commercial basis is feasible.

Although the Company is currently exploring licensing opportunities which would, if consummated, enable it to pay such sums to Biotherapies, when due, without future capital raise-ups, there can be no assurance thereof. The potential insufficiency of funds is a significant risk factor. The Company is unable to assure that sufficient funds will be available, when necessary, to meet its obligations to Biotherapies, or that such funds, if available, will be available on terms and conditions which are favorable to pre-existing investors in the Company. The failure of the Company to meet its obligations to Biotherapies, when due, can result in a dilution of the Company's interest in the Joint Venture.

Within fourteen (14) days after the Joint Venture obtains the regulatory approvals, the Company is required to issue Biotherapies 5% of the Company's total outstanding shares of all classes on a fully diluted basis. This amount, when incurred will constitute an additional investment cost in the Company's participation in the Joint Venture. The Company also intends to seek other commercial relationships relating to cancer therapy treatments and other biotechnology projects. There is no assurance that any such relationships will be established or, if established, that any such transactions or relationships will be profitable or effective for the Company. See "Risk Factors".

The Company closed its convertible Preferred Share offering on August 30, 1999, under which it raised a net total of $5,565,911. Of such amount, $1,000,000 was paid to the Joint Venture and $500,000 was paid to Biotherapies, each on August 9, 1999. After meeting all current obligations, the Company currently has approximately $628,665 of cash on hand. No further contribution payments are due to Biotherapies or the Joint Venture until the Joint Venture reaches certain critical milestones. Based on the current status, Management believes that it has adequate current cash resources, if appropriately allocated, to continue current operations as is, for approximately 10 to 12 months. The Company's viability after 10 to 12 months is dependent on the achievement of certain commercialization goals and

BIOLABS, INC. - 10-KSB - ANNUAL REPORT
-------------------------------------------------------------------------------


milestones by the Joint Venture, and, even then, continued viability may be dependent at least for the same undetermined period, on the Company's ability to attract additional investment capital from qualified individuals and institutions. See "Risk Factors - Need for Additional Financing". Unless the Company is capable of securing an underwriter for a registered offering of its securities, management expects to restrict its future capital raising activities to qualified accredited investors and institutions.

PROPOSED TRANSACTIONS

As of December 31, 1999, the Company owned an 11.1% limited stock interest in Biotherapies. The Company proposes to further increase its stock interest in Biotherapies to 19.9%. Prior to December 31, 1999, the Company acquired 800,000 Series C preferred shares of I.D. Certify for $800,160. The Company proposes to exchange the 800,000 Series C preferred shares and issue 1,100,000 BioLabs Common Shares, subject to finalization, for 100,000 Biotherapies' shares owned by an unrelated seller, Dynamed, Inc., a Washington State privately owned corporation, plus Dynamed's interest in a separate joint venture with Biotherapies relating to a test for prostrate cancer. The Company has paid a non-refundable $50,000 deposit to Dynamed Inc. There is no assurance that the transaction will be completed, or that if completed, it will prove to be beneficial to the Company or its security holders. If the transaction is completed, it will heighten the Company's dependence upon the uncertain future progress of Biotherapies with respect to the MSA Test and related matters (see below). See "Risk Factors - Need for Additional Financing".

BIOTHERAPIES-BACKGROUND

The Company owns a limited stock interest in Biotherapies. See "Proposed Transactions" above. This discussion of Biotherapies is provided solely to educate the reader concerning the background of the Company's technical partner in the Joint Venture. The reader is cautioned not to confuse the activities or capacities of Biotherapies with those of the Company. The Company does not possess the technical expertise of Biotherapies.

Dr. Paul Ervin Jr., the founder of Biotherapies, has a senior position on the Scientific Advisory Board for the Company.

Dr. Ervin had previously discovered the Mammastatin protein in 1987 at the University of Michigan Cancer Center (now known as the Karamasoff Cancer Center in Detroit, Michigan). Dr. Ervin observed that under certain laboratory conditions, Mammastatin decreased the growth rate of breast cancer cells.

During his Ph.D. training from 1987 to 1994, Dr. Ervin continued his research which resulted in the issuance of a patent to the University of Michigan in 1990, entitled Mammastatin Biochemical Characteristics. Dr. Ervin ultimately discovered that Mammastatin is a naturally occurring human protein that has been linked to the growth of normal mammary tissue layer cells in culture. Further, that Mammastatin can be identified in female blood serum and Mammastatin levels vary in the serum of healthy women during menstrual cycles. Additionally, preliminary research indicated that Mammastatin is a naturally occurring human protein, the function of which may be to regulate and inhibit breast cell growth, without affecting the growth of other cells.

Mammastatin requires the addition of a phosphate group to be active. Cancer cells have an excess of the enzyme that removes the phosphate group. Phosphate group is a molecule to which a phosphorous and oxygen complex has been added. Mammastatin is not active and levels are low in over 90% of breast cancer samples analyzed; while it is active in all of the normal breast cells analyzed.

A gene for Mammastatin has since been isolated and identified. Dr. Ervin has been successful in cloning the gene and is now preparing for synthetic production for further research. In 1997, Biotherapies was given permission to administer natural Mammastatin to Stage IV breast cancer patients on a compassionate basis.

MSA TEST

Biotherapies subsequently developed a quantitative assay for measuring Mammastatin in blood serum, known as the MSA test. Quantitative assay as to a blood test refers to a methodology for numerical measurement of specified chemical constituents and/or the relative proportion thereof. The MSA test quantitatively measures the specific concentrations of the Mammastatin protein in blood serum. The assay in all its forms is believed by management to be a reliable system for measuring the quantity of Mammastatin protein in a liquid, and thereby provide a reliable indicator of the potential presence or likely absence of breast cancer cells.

BIOLABS, INC. - 10-KSB - ANNUAL REPORT
-------------------------------------------------------------------------------


The Joint Venture has been formed to commercialize the MSA test, subject to the FDA approval process. The Joint Venture envisions development of a "Kit" which would allow antibody based detection of the Mammastatin protein. Components of the Kit may include, in addition to antibodies and protein, substrates to develop color from the serum assay, membrane to immobilize serum proteins, an apparatus to perform the blot, a scanner to read the blot, and a software program and computer to interpret the blot. In this context, substrates refers to a substance or medium to be acted upon by the antibodies. The substrates will provide the foundation from which the quantification of Mammastatin levels may be carried out. Membrane refers to a thin pliable material that will be used as a filter to separate or immobilize serum proteins. Neither the MSA Test nor its component parts or the exact procedure to be followed has been finalized.

Through the Company's 50% ownership interest in the Joint Venture, the Company is partially funding the development of the MSA Test for breast cancer. Biotherapies provided certain intellectual property to the Joint Venture and also granted to the Joint Venture the exclusive world wide rights to manufacture, market and distribute the MSA Test.

The manufacturing and sale of pharmaceuticals is a highly competitive industry dominated by a handful of large firms. As such, it is expected that the Joint Venture will not manufacture the MSA test kit in-house, but instead will sub-license these rights to a major pharmaceutical company. The Joint Venture has had preliminary discussions with two major pharmaceutical companies for potential sub-license agreements for the manufacture, distribution, and/or sale of the MSA Test.

The expected cost to bring the MSA Test to market will be determined, in part, by the terms and conditions of a potential sub-licensing agreements. The cost to introduce the MSA Test into the larger clinical diagnostic market is not pre-determinable and may far exceed the Company's current resources.

Acceptance of the MSA test by clinicians, pathologists, oncologists, physicians and their patients will depend on BioMedical Diagnostic's ability to (i) increase the level of awareness of Mammastatin ("MSA") Blood Test among women, as well as laboratories and physicians who are expected to order the MSA test;
(ii) educate both the general public and medical community regarding the benefits of early diagnosis of breast cancer with the MSA test; (iii) provide data demonstrating clinical correlations to disease diagnosis and outcomes detected by MSA tests; (iv) obtain third-party payor approval of and reimbursement for the MSA tests.

MAMMASTATIN REPLACEMENT THERAPY

Biotherapies also holds the exclusive rights to patents pertaining to the use of Mammastatin as a therapeutic for breast cancer. The Company has no direct interest in Mammastatin as a therapeutic remedy, and will only participate in the commercialization thereof solely through its ownership interest in Biotherapies.

Biotherapies Mammastatin therapeutic remedy has been approved by the FDA for their "Fast Track" program. Under the "Fast Track" program, the FDA approval process for products for the treatment of life threatening diseases is accelerated, and can be concluded (with or without such approval) in less than two years. There is no assurance of FDA approval. Biotherapies has begun Phase I/II clinical trials at the M.D. Anderson Cancer Center, in Houston. The Mammastatin therapeutic clinical trials will, the Company anticipates, conclude no earlier than mid-2001 and FDA approval is expected to take at least another six to nine months. Accordingly, Mammastatin Replacement Therapy is not expected to be launched as a commercial product until mid-2002 or later.

The sale of pharmaceuticals is a highly competitive industry dominated by a handful of large firms. As such, it is expected that Biotherapies will sub-license the distribution, marketing and sales rights to its Mammastatin Replacement Therapy to a major pharmaceutical company. At present, Biotherapies is conducting a preliminary search of major pharmaceutical companies for potential sub-license agreements for the distribution, marketing and sale of the Mammastatin Replacement Therapy.

INVOLVEMENT WITH UNIVERSITY OF MICHIGAN

Biotherapies president, Dr. Paul Ervin, was the University of Michigan's principal investigative scientist with respect to Mammastatin. Biotherapies has sole proprietary licenses from the University of Michigan with respect to Mammastatin protein, and has patents pending for related product applications. The Company has no business or other relationship with the University of Michigan.

BIOLABS, INC. - 10-KSB - ANNUAL REPORT
-------------------------------------------------------------------------------


The Mammastatin technology, including the MSA Test is protected by two existing patents granted pursuant to Dr. Ervin's work at the University of Michigan. Biotherapies manages the patent process. Both Biotherapies and the Joint Venture intend to patent all practical patentable extensions of the existing technology.

In cooperation with the University of Michigan, Biotherapies has the following patents and licenses on the Mammastatin technology:

    Exclusive license from the University of Michigan on all of the University's existing Mammastatin technology patents, subject to reimbursement of past patent costs ($15,000 per year) and royalties: 15% on any sub-license revenues, and 4% on any direct sales revenues.

    Submittal of U.S. and international patent applications in October 1997, on behalf of the University of Michigan for:

    1. The DNA sequence that codes for Mammastatin.
    2. The synthetic reproduction of the Mammastatin protein.

    Submittal of U.S. and international patent applications in 1998 by Biotherapies on behalf of the University of Michigan for:

    1. The Mammastatin blood testing methodology.
    2. Use of healthy human mammary tissues for Mammastatin production.

MAMMASTATIN PATENT AND LICENSE HOLDERS

----------------------------------------------------------------------------------------------------------------------------

             PATENT APPLICATION                     PATENT HOLDER               LICENSEE               EXCLUSIVE USER
----------------------------------------------------------------------------------------------------------------------------
1. Mammastatin blood test (MSA) (submitted
   1996; pending)                             University of Michigan          Biotherapies        Joint Venture
----------------------------------------------------------------------------------------------------------------------------

2. Mammastatin DNA sequence and synthetic                                                         To Be Determined by
   reproduction (submitted 1996; pending)     University of Michigan          Biotherapies        Biiotherapies ("TBD")
----------------------------------------------------------------------------------------------------------------------------

3. Mammastatin method to treat breast
   cancer (submitted 1996; pending)           University of Michigan          Biotherapies        TBD
----------------------------------------------------------------------------------------------------------------------------

4. Mammastatin analog in other epithelial
   tissues (submitted 1999; pending)          University of Michigan          Biotherapies        TBD
----------------------------------------------------------------------------------------------------------------------------

5. Mammastatin analog in prostate
   (submitted 1999; pending)                  University of Michigan          Biotherapies        TBD
----------------------------------------------------------------------------------------------------------------------------

INTELLECTUAL PROPERTY

The Mammastatin technology, including the MSA test is, in the opinion of management, covered by two patent applications filed in 1996. All patent applications have been assigned to the University of Michigan according to the terms of the licensing agreement for the Mammastatin technology between Biotherapies and the University of Michigan. Biotherapies manages the patent process. Both Biotherapies and the Joint Venture intend to patent any and all novel extensions of the existing technology.

There can be no assurance that the patent applications will ultimately be granted or that the patents, if granted, will fully protect Biotherapies, the Company, or the Joint Venture from other competition. Both Biotherapies and the Joint Venture will have to incur considerable costs in the future to obtain patent protection in other countries, if any protection can be obtained at all. Foreign patent applications on the one granted U.S. Patent have been applied for in multiple jurisdictions throughout the world. Patent protection is limited in duration. The Mammastatin blood test ("MSA") patent

BIOLABS, INC. - 10-KSB - ANNUAL REPORT
-------------------------------------------------------------------------------


pending licensed to the Joint Venture will, if granted, have a 20 year life. There is no assurance that any such patent protection will be issued, or that, if issued to Biotherapies, that it will adequately protect the Company or the Joint Venture.

CONTRIBUTIONS TO THE JOINT VENTURE/GOVERNANCE

Under the terms of the Operating Agreement, Biotherapies' contribution to the Joint Venture is an exclusive, non-assignable, non-sub-licensable, royalty free world-wide sub-license to use all of Biotherapies' rights under the License Agreement with the University of Michigan, for the development, manufacturing, marketing and sale of the MSA test. The Joint Venture owns all improvements, including modifications and enhancements as well as any new product or material which performs substantially the same function as the MSA test, but does so through a different method or process.

So long as the Joint Venture remains in effect, the Company will be notified of any opportunities for the development or commercialization of any other diagnostic or screening test developed by Biotherapies.

The Joint Venture is managed by four committee members, two of whom were appointed by the Company and two appointed by Biotherapies. Each member has one vote. The committee has the power and authority to make all of the ordinary and usual decisions concerning the business of the Joint Venture, including the hiring of key officers. Tie votes are resolved by the President of Biotherapies, currently, Mr. Tom Trimmer.

The Joint Venture Management Committee must refer the sale or hypothecation of all or substantially all of the assets of the Joint Venture, capital expenditures or major commitments in excess of $250,000, non-arms-length transaction or issuance of any additional Joint Venture interests directly to the Joint Venture partners. As currently constituted, any such transaction requires the Company's consent.

The Joint Venture Agreement has no fixed term for expiry and both the Company and Biotherapies can engage in competing technologies or business to the MSA test. Either member of the Joint Venture may sell or encumber all or part of its interest in the Joint Venture to another party by first granting the non-selling member a 30 day right of first refusal.

ADDITIONAL CAPITAL REQUIREMENTS OF THE JOINT VENTURE

In the event that additional capital is required by the Joint Venture, each member of the Joint Venture is obligated to fund its 50% portion of the total requirements. The Company will require additional capital to fund its portion of such expenses. The Company is not aware whether Biotherapies has the financial capacity to pay its portion of the Joint Venture expenses. Should either member of the Joint Venture fail to fund the shortfall within 60 days of the due date, the other member has the option to fund the shortfall and correspondingly dilute the non-funding member's ownership interest in the Joint Venture. The Company currently has no way of raising its portion of the Joint Venture capital otherwise than through the sale of securities by future private placements or registered public offering transactions. The Company may suffer significant dilution of its Joint Venture interest if it fails to meet its share of the Joint Venture Capital Requirements.

HYPOTHETICAL LIQUIDATION CALCULATIONS - Subject to income tax regulations, and generally accepted accounting principles and practices, the Joint Venture intends to allocate Joint Venture profits or losses for each fiscal year in a manner that would cause each member's adjusted capital account balance at the end of the year to equal the amount that would be distributed to the members under a hypothetical liquidation of the Joint Venture. In determining hypothetical liquidation values, the Agreement presumes that all of the Joint Venture's assets would be sold at fair market value net of liabilities. The purpose of the calculation is to restate capital for internal bookkeeping purposes only, as between the Company and Biotherapies, the Joint Venture's only two members. The hypothecation liquidation value will not impact on the Company's profits or losses from the Joint Venture, or on the Company's distributions from the Joint Venture, see next paragraph. Except in the event of certain extraordinary transactions, the costs of this annual allocation are expected to be nominal, under $10,000 per annum.

It is intended that the Joint Venture will distribute operating cash flow, if any, each calendar quarter. Operating cash flow is the gross cash proceeds generated by the Joint Venture's operations less expenses, working capital, interest and principal payments on Joint Venture debt, capital asset purchases and contingencies, all as determined by the committee, and calculated in accordance with generally accepted accounting principles. Operating cash flow will also

BIOLABS, INC. - 10-KSB - ANNUAL REPORT
-------------------------------------------------------------------------------


include a deduction for royalty payments due to the University of Michigan. Operating cash will not include a deduction for depreciation and amortization of capital equipment. There is no specific mechanism for operating cash flow, previously paid out, to be re-collected from the Joint Venture members.

THE FDA APPROVAL PROCESS

The FDA approval process is being managed by Biotherapies, which has retained a team of expert regulatory and legal advisors. In 1997, the FDA accepted the Mammastatin proof of concept studies under the "Fast Track" program, under which new products of life threatening diseases can be concluded (with or without approval) in less than two years. There is no assurance of FDA approval. The proof of concept study involved a sample of 1000 blood samples and correlated low Mammastatin levels with the incidence of breast cancer.

In 1998, Biotherapies received approval from the FDA to commence Phase I and II clinical trials at the University of Texas, MD Anderson Cancer Center in Houston, Texas. The trial protocols were completed in early 1999 and the program was started in May, 1999. Phase I and II clinical trials will utilize naturally produced Mammastatin and are likely to be completed in mid-2001. If Phase I and II are successful, Biotherapies will still have to complete one or more Phase III trials prior to obtaining FDA approval to commercially launch the product. Phase III trials will involve the use of recombinant or synthetic Mammastatin because of the limited production capability of natural Mammastatin. Phase III testing will primarily focus on long term safety and efficacy and may take several years.

In the United States, commercialization and sale of either therapeutic products or diagnostic/screening tests are subject to review and authorization procedures by the FDA. Generally, any proposed drug or medical device must pass each phase of a multi-phase process, designed to prove safety, efficacy and effectiveness over a sufficient sample. Regulatory authorities have a broad discretion when granting or denying approvals. There is no assurance that the MSA Test will be sanctioned for use. The FDA could impose additional product testing on the therapeutic, and in the case of the MSA test, may require additional testing. Any failure to obtain FDA approval for the MSA test, or to obtain it on a timely basis, can be significantly adverse to the Company, which would be left without products or revenues of any kind. As the Company is currently structured, it is entirely dependent on timely FDA approval of the MSA test, of which there is no assurance.

The MSA screening test will likely be subject to a less stringent trial process because it is not an in-vitro therapeutic, but rather a blood test. The Company anticipates that the duration of the test period will be approximately 6-9 months. The Joint Venture is currently in the process of reviewing the requirements governing the test under a 510K application or a P.A. application with FDA. Under a 510K, the FDA would, if accepted, sanction the use of the test and approve limitations on the wording and terms of use of the product. A PMA (Pre Market Approval) application, if required, may necessitate more stringent testing in a controlled clinical environment.

The sample range test will consist of 500 healthy women and 500 breast cancer patients to determine normal Mammastatin ranges. Histories will be available for each patient. Measurement of Mammastatin levels will be made, and a determination as to whether the levels correspond with the patient history. The correlation test will consist of 1000 blood samples absent of patient history. The purpose of the correlation test is to seek to identify from blood samples only those patients who have tumors or breast cancer. The sample range and correlation tests are designed to prove the efficacy of the MSA screening test as a measurement and diagnostic tool.

The international jurisdictions in which the Joint Venture intends to market the MSA test have similar legislation and regulations governing the sale of the therapeutic products and cancer screening tests. Any failure to comply with these provisions could result in immediate cessation of sales and distribution activities.

Laws and regulations of the United States and other jurisdictions are subject to change. There can be no assurance that any such change would not adversely affect the Joint Venture, and the Joint Venture's proposed business. Any such new laws or change in regulations could have an adverse impact on the operations of the Company, and the Joint Venture's ability to obtain FDA approval for the MSA Test and its ability to operate its business.

INDUSTRY OVERVIEW

Despite a multiplicity of new drugs and advanced technologies, cancer remains one of the major causes of death in developed countries. For 1998, the American Cancer Society estimated new breast cancer incidence alone at 180,300 with 43,900 related deaths in the USA. Breast cancer is a leading cause of cancer mortality among women in the USA

BIOLABS, INC. - 10-KSB - ANNUAL REPORT
-------------------------------------------------------------------------------


and the developed world. While the rate of incidence increase is greatest in women under age 50, most cases occur after age 50.

Breast cancer, like other cancers, is a disease of abnormal cell growth. Typically, the cells which line the milk producing ducts in the breast are the cells that become cancerous. These cells undergo a controlled cycle of growth and death during each menstrual cycle. The growth of these cells is thought to be stimulated by the action of steroid hormones such as estrogen and progesterone. Abnormal growth causes a dense accumulation of cells in a small area, which is the early formation of a tumor and quite possibly breast cancer. This abnormal growth or mutation, that ultimately leads to breast cancer, can be passed in a hereditary manner (believed to be approximately 10% of all cases) or may be caused by mutating environmental agents. Environmental agents that are thought to cause mutation include radiation, synthetic chemicals, pesticides and diets which generate a large amount of activated chemicals. Cancer incidence rates also increase dramatically with age. The aging population is associated with increasing health care expenditure for cancer diagnosis and management in the USA and worldwide.

In most cancer cases, the disease is first diagnosed via patient complaint, or discomfort, or the detection of lumps in abnormal tumor development.

In the past, cancer was primarily diagnosed via tissue biopsy, sample culture or x-ray, or mammography. Recent advances permit cancer detection through the identification of specific markers or screens in the body fluids of patients. Tumor markers or screening tests are defined as either substances or antibodies that can be measured quantitatively to detect the presence of a cancer. Such tests can also establish the extent of tumor growth before treatment, to predict prognosis, and to monitor therapeutic response.

The tumor marker and screening test industry has grown significantly over the past several years due to increased awareness of the benefits of early detection, and the FDA's reclassification of tumor marker tests as Class II devices, in September, 1996. The reclassification allows manufacturers to submit pre-market notification 510(K) to the FDA. The US market for immunoassay tumor marker and screening tests is believed to have been in excess of $200 million in 1998 for existing products, and is expected to continue to grow significantly. Current penetration rates in other developed countries are lower but are also expected to grow at similar, if not better, rates with increased awareness.

The Company believes that the MSA screening test will be functionally similar to the existing PSA test for prostrate cancer, in that it is an immunoassay test, utilizing blood serum, that screens for levels of a key growth inhibiting protein.

COMPETITION

Competition to the Biotherapies proposed therapeutic product consists of more conventional treatments such as surgery, chemotherapy and radiation. In addition, several other non-invasive therapeutics also exist, which are manufactured and marketed by large multinational pharmaceutical companies. The industry is dominated by four large competitors with Abbot Laboratories having the major share (approximately 53%). The large companies are able to offer a wide variety of tests for different cancers, and offer instrumentation giveaways and other commercial incentives in exchange for test sales which the Company, as presently structured, would be unable to provide. Such industry leaders also have substantially greater resources, including capital and manpower, than the Company.

Additional competition through better or improved products may arise while Biotherapies completes its clinical trials. While the Company believes that Biotherapies' Mammastatin therapeutic has the potential to prove to be superior to other treatments currently in existence, there is no assurance thereof, or that the product will not face severe competition from existing products and procedures or other products and procedures developed in the future, which could significantly impact the Company's performance. The reclassification of tests by the FDA has resulted in a significant expansion in the number of new products submitted to the FDA for clearance.

Competition in the tumor marker and screening test immunoassay market is dependent primarily upon efficacy including, sensitivity of the test to a particular cancer type (i.e. the number of false readings).

Currently, management is not aware of any direct competition to the proposed MSA immunoassay screening test, but there can be no assurance that such competition will not develop in the near future.

BIOLABS, INC. - 10-KSB - ANNUAL REPORT
-------------------------------------------------------------------------------



HISTORY AND ORGANIZATION

The Company is a New York corporation which was incorporated on September 19, 1994, under the name Flexx Realm Inc. Current management of the Company was not then associated with the Company. To the best knowledge of such management, Flexx Realm did not carry on any tangible business at the time current management first became associated with the Company in 1996. The Joint Venture with Biotherapies was consummated in November of 1998. In anticipation of the current focus, the name was changed to BioLabs, Inc. on August 19, 1998. The Company began focusing on the biotechnology industry in 1998. In November, 1998, the Company entered into the Joint Venture with Biotherapies.

EMPLOYEES

The Company is in the start-up phase of its operations, none of the Company's principal officers are employed directly by the Company.

As of December 31, 1999, the Company had four full time employees, one employed in administration, and the three officers employed indirectly through the arrangement with Tynehead Capital.

FUTURE PROSPECTS

This annual report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements made with respect to the result of operations and businesses of the Company. Words such as "may", "should", "believe", "anticipate", "estimate", "expect", "intend", "plan", and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based upon management's current plans, expectations, estimates and assumptions and are subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions and the Company's financial condition and results of operations. Factors that may cause actual results to differ materially from those discussed in such forward-looking statements include, among others, the following possibilities: (i) fluctuations in foreign currency exchange rates; (ii) heightened competition; (iii) the inability to carry out development plans or to do so without delays; (iv) the loss of key executives; and (v) general economic and business conditions. The Company does not intend to update these cautionary statements.

RISK FACTORS

LACK OF PRIOR OPERATIONS AND EXPERIENCE. The Company has no revenue from operations, is in a start-up phase with its existing assets and has no significant assets, tangible or intangible, other than the opportunities for the Joint Venture disclosed herein. There can be no assurance that the Company will generate revenues in the future. There is no assurance that the Company will be able to operate profitably in the future, if at all.

NEED FOR ADDITIONAL FINANCING. The Company continues to have significant obligations with respect to the Joint Venture and Biotherapies. In order to complete its obligations, the Company will require additional funding within approximately 10 to 12 months. The Company has recently paid $800,160 for 800,000 Series C preferred shares of I.D. Certify. It proposes to exchange these for 100,000 Biotherapies shares and a separate Joint Venture interest. See also "Business - Proposed Transactions." These transactions have increased the Company's dependency upon and interrelationship with Biotherapies. Further, the Joint Venture may require additional operating capital by the year 2001, for which the Company and Biotherapies are required to contribute equally. The Company believes it has sufficient funds to carry its own expenses for approximately 10 to 12 months. There can be no assurance that the Company will obtain additional financing for the Joint Venture's current and future operations or capital needs on favorable terms, if at all. The Company may fail because it runs out of capital before the MSA Test can be concluded, or FDA approval obtained or the Joint Venture has reached the point of commercialization of the MSA Test. If the Company fails to provide its proportionate share with respect to capital calls for the Joint Venture, its interest therein may be substantially diluted.

UNCERTAIN MARKET/GOVERNMENT REGULATIONS. Biotherapies' therapeutic product requires FDA approval in the USA and will likely undergo a series of long term clinical trials. The product will have to likely go through similar testing in foreign jurisdictions. The MSA test is also subject to successful completion of limited trials in the USA and requires standardization with respect to methods of use and packaging, subject to FDA approval. There can be no assurance

BIOLABS, INC. - 10-KSB - ANNUAL REPORT
-------------------------------------------------------------------------------


that the tests and trials will ultimately be successful or that the product can be commercialized in its current form, or approved for use, in either the USA or any other foreign jurisdiction.

DEPENDENCE ON ONE PRODUCT/FDA APPROVAL. The size of the Company makes it unlikely that the Company will be able to commit its funds to other business opportunities, until and unless it has first succeeded in some way with the MSA Test, to which there is no assurance. Any failure to obtain FDA approval for the MSA test, or to obtain it on a timely basis, can be significantly adverse to the Company, which would be left without products or revenues of any kind. As the Company is currently structured it is entirely dependent on timely FDA approval of the MSA test, of which there is no assurance. There is no assurance that the clinical trials will be held as scheduled or that the MSA Test will be approved or ever sold.

RELIANCE ON BIOTHERAPIES AND DR. ERVIN. As currently structured, the Company's potential for future success is completely dependent upon the Joint Venture, Biotherapies and Dr. Paul Ervin. Recent transactions and proposed transactions have further increased the Company's dependency upon, and interrelationship with, Biotherapies. No officer or director has any long term employment agreement. There can be no assurance that Dr. Ervin will remain associated with the Company.

COMPETITION. Even if the MSA test can be successfully developed, and approved by the FDA, and marketed, the Company is likely to face intense competition from very large, well established firms in the medical and biotechnology industries. These entities typically have significantly more resources and well established track records. Many of these competitors are in a better position to attract clientele. The Company, Biotherapies and the Joint Venture will likely have to form alliances or further joint ventures in order to successfully penetrate the marketplace. There can be no assurance that a competitor will not develop similar or superior products nor that the Company will be successful in competing in the marketplace.

OTHER INTERESTS OF MANAGEMENT. The officers and directors, including Dr. Ervin, have other interests to which they may devote time and each may continue to do so, notwithstanding the fact that additional management time may be necessary to conduct the business of the Company.

HISTORY OF LOSSES. The Company has incurred net losses of $1,259,862, $1,007,958 and $191,118 for the fiscal years ended December 31, 1999, 1998 and 1997 respectively. There can be no assurance that the Company will operate profitably in the near future or at all.

NEGATIVE CASH FLOW. The Company has no current income or likely source of current income in the immediate future. Management and consulting fees, including legal and accounting fees, are currently costing the Company in excess of Seventy Thousand ($70,000) Dollars monthly. The Company will be required to place additional securities in new financings to make up for such negative cash flow. Such transactions may have a negative or depressing effect on the trading prices for the Company's publicly-traded securities.

PREFERRED STOCK/REGISTRATION REQUIREMENTS. From November of 1998 to August 30, 1999, the Company sold 2,000,000 shares of Convertible Preferred Stock to 29 persons. The Convertible Preferred Stock is convertible into Common Stock on a 1:1 basis. Under certain circumstances, the Company may be obligated to register the Common Stock underlying the Convertible Preferred Stock for resale by the holders, or the holders may otherwise become eligible to resell such shares without registration. The existence of the Common Stock underlying the Convertible Preferred, and/or any registration thereof, may have a negative or depressing effect on the trading prices for the Company's publicly-traded securities.

NO LIKELIHOOD OF DIVIDENDS. The Company has never paid any cash or other dividend on either its Common or Preferred Stock. At present, the Company does not anticipate paying dividends in the foreseeable future and intends to devote any earnings to the development of the Company's businesses. Investors who anticipate the need for income from their investment should refrain from purchasing the Company's Stock.

LACK OF LISTING. The Company's securities are traded on the NASD Bulletin Board. Continuation of such trading will be dependent, in part, on the Company's ability to timely file required reports under the Securities Exchange Act of 1934 in the future. The Bulletin Board is not a national securities exchange. The Bulletin Board does not provide holders of the Company's securities with the liquidity which would or could be available, if the Company's common stock were listed on a national securities exchange, or the NASDAQ electronic market.

BIOLABS, INC. - 10-KSB - ANNUAL REPORT
-------------------------------------------------------------------------------


PENNY STOCK. The Company may be subject to the SEC's "penny stock" rules if our common stock trades below $5.00 per share. These rules require the delivery prior to any penny stock transaction of a disclosure schedule explaining the penny stock market and all associated risks and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, which are generally defined as institutions or an investor with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with the spouse. For these types of transactions the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. In addition, broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock which could severely limit its market price and liquidity.

INDEMNIFICATION AND EXCLUSION OF LIABILITY OF DIRECTORS AND OFFICERS. So far as permitted by law, the Company's Certificate of Incorporation and By-Laws provide that the Company will indemnify its directors and officers against expenses and liabilities they incur to defend, settle or satisfy any civil or criminal action brought against them on account of their being or having been Company directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or to have engaged in willful misconduct. As a result of such provisions, stockholders may be unable to recover damages against the directors and officers of the Company for actions taken by them which constitute negligence or a violation of their fiduciary duties, which may reduce the likelihood of stockholders instituting derivative litigation against directors and officers and may discourage or deter stockholders from suing directors, officers, employees and agents of the Company for breaches of their duty of care, even though such action, if successful, might otherwise benefit the Company and its stockholders.


ITEM 2       DESCRIPTION OF PROPERTY

The Company maintains its executive offices in approximately 2000 square feet of space in Surrey, British Columbia, Canada, pursuant to a lease expiring on November 30, 2001. The Company has an option to renew the lease for an additional three years. Monthly lease payments are approximately Two Thousand Three Hundred ($2,300.00 USD) Dollars per month.


ITEM 3       LEGAL PROCEEDINGS

None


ITEM 4       SUBMISSION OF MATTERS OF A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company's stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal year 1999.





[The remainder of this page is intentionally left blank]

BIOLABS, INC. - 10-KSB - ANNUAL REPORT
-------------------------------------------------------------------------------


                                     PART II


ITEM 5       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

MARKET INFORMATION

The Company's Common Stock began trading under the symbol "BILB" in the over-the-counter market on the NASDAQ Electronic Bulletin Board on February 16, 1999.

The table set forth below presents the range, on a quarterly basis, of high and low sales prices per share of Common Stock as reported by the OTC Bulletin Board. The quotations represent prices between dealers and do not include retail markup, markdown or commissions and may not necessarily represent actual transactions.

          QUARTER ENDED                   HIGH              LOW
-----------------------------------------------------------------
     FISCAL 1999
       March 31, 1999                    $ 7.000           $3.500
       June 30, 1999                     $ 4.625           $2.000
       September 30, 1999                $ 3.750           $2.875
       December 31, 1999                 $ 5.750           $3.250

     FISCAL 2000
       First quarter to date             $18.125           $5.100


As of March 22, 2000, there are approximately 1,201 holders of record of shares of such Common Stock. There is no market for the Registrant's Class A Convertible Preferred Stock. As of March 22, 2000 there are approximately 142 holders of record of shares of the Class A Convertible Preferred Stock. None of Class A Convertible Preferred Stockholders have converted.

The Company has not paid dividends on the Common Stock or the Class A Preferred Stock since inception and does not intend to pay any dividends to its stock holders in the foreseeable future. The declaration of dividends in the future will be at the election of the Board of Directors and will depend upon earnings, capital requirements, financial position of the Company, general economic conditions, and other factors the Board of Directors deems relevant

SALES OF UNREGISTERED SECURITIES

In the three years ended December 31, 1999, the Company has made the following sales of unregistered securities, all of which sales were exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), pursuant to Section 3(b) hereof or as otherwise indicated herein.

In August, 1998, the Company sold 960,000 shares of Common Stock at $1.00 per share (an aggregate of $960,000) to 181 non-accredited investors. The Company believes that each issuance and sale of such securities was exempt from registration pursuant to Section 3(b) of the Act and/or Rule 504 promulgated thereunder. The Company filed a Form D relating to such transaction on August 1, 1998.

From November of 1998 to August 30, 1999, the Company sold 2,000,000 shares of Series A Convertible Preferred Stock to 29 persons. 1,388,830 of the Convertible Preferred Shares were placed by the Company with the same group of twenty-nine
(29) investors who purchased the earlier traunche of the same securities. Proceeds of the Company's Private Placement Offerings, net of commissions and costs have been applied by the Company solely to capital contributions to the Joint Venture with Biotherapies, payments to Biotherapies (as per the JV Operating Agreement) and payment of general operating expenses current and future. The Company believes that such offerings are exempt from registration pursuant to Regulation D and Sections 3(b) or 4(2) of the Act as well as relevant exemptions in accordance with the Canadian Securities Laws and provincial authorities, including Section 74(2)(4) of the Securities Act (British Columbia) and 107(1)(d) of the Securities Act (Alberta).

All proceeds of the Company's private placement offerings, minus sales commissions not exceeding (10%) percent of the amount thereof, have been applied by the Company solely to capital contributions to the Joint Venture, other

BIOLABS, INC. - 10-KSB - ANNUAL REPORT
-------------------------------------------------------------------------------


required capital commitments to Biotherapies and payment of general operating expenses. Except to the extent disclosed herein Item 10, "Executive Compensation", none of the proceeds were paid, directly or indirectly, to directors, officers, general partners of the Company, 10% shareholders or any of their affiliates (other than payments made to Biotherapies, which is an affiliate of Dr. Paul Ervin, a member of the Scientific Advisory Board).

Each holder of the Series A Convertible Preferred Stock, par value $0.0001, (the "Class A Stock") is entitled to receive, out of any funds legally available, non-cumulative dividends at a rate of six percent (6%) per annum prior and in preference to any payment of any dividend on the Common Stock in each calendar year, and to participate pro rata with the Common Stock in any additional dividends. Dividends are paid when, as and if declared by the board. The dividend rights and preferences of the Class A Stock are senior to those of the Common Stock. The Company has never paid any dividends, and there is no likelihood that it will do so in the foreseeable future.

All of the Class A Stock is restricted as to retransfer. There is no liquid market for the securities. None is expected to develop. In certain events relating to liquidation, dissolution, consolidation or winding up of the Company holders of the Class A Stock are entitled to receive an amount equal to the original purchase price per share for the Class A Stock plus an amount equal to all declared but unpaid dividends thereon (the "Preference Amount"). After the full liquidation preference on all outstanding shares of the Class A Stock has been paid, any remaining funds and assets of the Company legally available for distribution to shareholders are distributed pro rata among the holders of the Class A Stock and the Common Stock on an "as-if-converted" basis. If the Company has insufficient assets to permit payment of the Preference Amount in full to all the Class A Stock shareholders, then the holders of the Class A Stock will receive lesser payments in proportion to the Preference Amount each such holder would otherwise be entitled to receive, without any distribution to the holders of the Common Stock.

The Company has rights to redeem all of the outstanding Class A Stock at any time. The redemption price is 110% of the initial purchase price of the Class A Stock plus all declared but unpaid dividends. Redemption is highly unlikely under current circumstances.

The holders of the Class A Stock have the right to convert its Class A Stock into shares of Common Stock at any time commencing one year after purchase. The Conversion Rate is one share of Class A Stock for one share of Common Stock. The holders and the Class A Stock also have information rights, demand and piggy-back registration rights, which ensure such holders that, under certain circumstances, the Company will be forced to register the underlying Common Stock for resale by the holders. The existence of such registration rights is a risk factor with respect to the Common Stock. All rights incident to a share of Class A Stock will terminate automatically upon any conversion of such share into Common Stock.


ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of December 31, 1999, the Company held an 11.1% equity interest in Biotherapies Inc. ("Biotherapies"), a privately held biotechnology company specializing in the development of innovative cancer diagnostic and therapeutic products. Biotherapies holds the exclusive rights, through the University of Michigan, to patents pending for the use of Mammastatin as a diagnostic and therapeutic for breast cancer. On June 15, 1999, with the financial support of BioLabs, Biotherapies began Phase I/II of Clinical Trials utilizing Mammastatin to treat Stage IV breast cancer, at the M.D. Anderson Cancer Center, Department of Breast Medical Oncology, at the University of Texas. Clinical trials are expected to end by mid 2000.

In addition, BioLabs holds a 50% equity interest in Biomedical Diagnostics, LLC ("Biomedical Diagnostics"), a joint venture with Biotherapies. Biomedical Diagnostics holds the exclusive worldwide rights to manufacture, market and distribute the Mammastatin Serum Assay ("MSA") diagnostic for breast cancer. During the first quarter of 2000, the MSA will undergo Phase I Clinical Trials which are designed to provide sufficient data to seek Pre-market Approval (PMA) from the U.S. Food and Drug Administration. FDA determination for MSA is expected by the first quarter of 2001.

The Company intends to enter into additional collaborative relationships to locate and develop cancer inhibitor proteins associated with other common forms of cancer, as well as continuing to fund existing research projects. Biotherapies is leveraging its twelve year history in the research and development of Mammastatin, to discover other related

BIOLABS, INC. - 10-KSB - ANNUAL REPORT
-------------------------------------------------------------------------------


proteins that perform similar growth inhibitory functions in other frequently cancerous tissues, such as the prostate, ovary, colon and lung.

LIQUIDITY

The Company expects to incur losses for at least the next several years, primarily due to the operation of the joint venture which is developing cancer diagnostic tests. As such, the Company expects its existing joint venture, as well as any future joint venture projects, to incur substantial research and development, sales, marketing and other expenses. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial.

As of December 31, 1999, the Company had cash on hand of approximately $411,000. In January 2000, the Company raised an additional $775,098 through private placements of 140,950 units. In the opinion of management, cash on hand is sufficient for the next 10 to 12 months.

Currently, the Company has no plans for the purchase or sale of any plant and equipment or the addition of any employees.

The Company's future capital requirements will depend on many factors, including advancement of the Company's existing joint venture research and development programs; payments made to secure and develop additional joint venture programs for additional cancer diagnostics technologies; the cost and availability of third-party financing for development and commercialization activities; and administrative and legal expenses. Because of the Company's long-term capital requirements, the Company intends to raise funds through registered offerings or exempt transactions when conditions are favorable.

RESULTS OF OPERATIONS

Year ended December 31, 1999 compared to December 31, 1998:

The Company incurred a loss of $1,259,862 for the year ended December 31, 1999, an increase of $181,904 as compared to December 31, 1998. The increased loss was primarily due to the recognition of the Company's 50% share of the Biomedical Diagnostics LLC loss for 1999 of $190,186.

Loss per share was $.15 in 1999 compared to $.17 in 1998. The decrease in loss per share is due to the increase in the number of outstanding common shares during the year. The weighted average number of shares outstanding for the year ended December 31, 1999 was 8,178,997 compared to 7,186,536 for the year ended December 31, 1998.

The Company's total assets as at December 31, 1999 totaled $5,474,529 compared to total assets of $1,022,779 as at December 31, 1998. The increase in total assets is a result of the Company issuing 2,000,000 preferred shares which netted the Company $5,565,911.

The Company increased its investment in both Biotherapies Incorporated and Biomedical Diagnostics, LLC during 1999. The cost of the Company's investment in Biotherapies Incorporated increased to $1,335,000 as at December 31, 1999 compared to $420,000 as at December 31,1998. The cost of the Company's investment in Biomedical Diagnostics LLC likewise increased to $2,809,814 as at December 31, 1999 compared to $500,000 as at December 31, 1998.

Stockholder equity as at December 31, 1999 was $5,062,927 compared to a stockholder's deficiency of $415,622 as at December 31, 1998.

Cash flows used in operating activities totaled $782,790 for the year ended December 31, 1999 compared to $112,225 for the year ended December 31, 1998. The increase in cash flows used during 1999 relates primarily to the reduction of the Company's accounts payable.

Cash flows used in investing activities totaled $4,040,002 for the year ended December 31, 1999 compared to $928,861 for the year ended December 31, 1998. The increase in funds invested during 1999 relates primarily to the Company's increased investment in Biomedical Diagnostics LLC and Biotherapies Incorporated as well as the investment in I.D. Certify Inc. preferred shares.

BIOLABS, INC. - 10-KSB - ANNUAL REPORT
-------------------------------------------------------------------------------


Cash flows from financing activities totaled $5,151,911 for the year ended December 31, 1999 compared to $1,122,837 for the year ended December 31, 1998. The increase in 1999 is due to the issuance of 2,000,000 preferred shares for cash and the resolution of open preferred share subscriptions.


ITEM 7       FINANCIAL STATEMENTS



                        INDEX TO THE FINANCIAL STATEMENTS




                                                                            Page

Independent Auditors' Report..................................................19
Statement of Operations and Deficit...........................................20
Balance Sheets................................................................21
Statement of Stockholders' Equity.............................................22
Statement of Cash Flows.......................................................23
Notes to the Financial Statements.............................................24

BIOLABS, INC. - 10-KSB - ANNUAL REPORT
-------------------------------------------------------------------------------


                          INDEPENDENT AUDITORS' REPORT




To the Shareholders of
BIOLABS, INC.


We have audited the accompanying balance sheet of BIOLABS, INC. (A New York Corporation) as at December 31, 1999 and 1998 and the related statements of operations and deficit and changes in cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the company as at December 31, 1999 and 1998 and the results of its operations and the changes in its cash flows for the years then ended in accordance with generally accepted accounting principles.

The financial statements for the year ended December 31, 1997 were audited by other auditors who expressed an opinion without reservation on those statements in their report dated March 19, 1998.



/s/ LEMIEUX DECK MILLARD BOND

Chartered Accountants
Langley, British Columbia
February 11, 2000

BIOLABS, Inc. - 10-KSB - ANNUAL REPORT
--------------------------------------------------------------------------------


                                  BIOLABS, INC.
                       STATEMENT OF OPERATIONS AND DEFICIT
                                     (U.S.$)

                                                                                                    TOTAL FROM
                                                                                                     INCEPTION
                                                                                                  (SEPTEMBER 19,
                                                                                                     1994) TO
                                                                                                   DECEMBER 31,
FOR THE YEARS ENDED DECEMBER 31,                                1999          1998        1997         1999
----------------------------------------------------------------------------------------------------------------

REVENUE                                                    $     -       $     -        $   -       $     -
----------------------------------------------------------------------------------------------------------------
EXPENSES
     Automobile                                                  7,870        16,650       11,650        44,868
     Depreciation and amortization                               7,654         1,763        1,763        14,706
     Interest and bank charges                                   6,792         3,136        8,088        18,139
     Investor relations                                        123,329         -            -           123,329
     Legal and accounting                                      130,261       109,180       20,004       285,393
     Listing and share transfer fees                            47,793        37,802        -            85,595
     Management and consulting fees                            350,275       737,832      112,176     1,467,891
     Office and miscellaneous                                   84,726        15,463          772       103,972
     Rent and occupancy costs                                   27,344         3,196        -            30,540
     Salaries and benefits                                      22,781         -            -            22,781
     Telephone                                                  26,782         6,118        1,648        35,635
     Travel and promotion                                      238,967       149,671       35,017       445,249
----------------------------------------------------------------------------------------------------------------

                                                             1,074,574     1,080,811      191,118     2,678,098
----------------------------------------------------------------------------------------------------------------

LOSS BEFORE OTHER ITEMS                                     (1,074,574)   (1,080,811)    (191,118)   (2,678,098)
     Interest and miscellaneous income                           4,898         2,853        -             7,751
     Equity in loss of Biomedical Diagnostics, LLC            (190,186)        -            -          (190,186)
----------------------------------------------------------------------------------------------------------------

NET LOSS                                                    (1,259,862)   (1,077,958)    (191,118)   (2,860,533)

DEFICIT, BEGINNING                                          (1,600,671)     (522,713)    (331,595)        -
----------------------------------------------------------------------------------------------------------------

DEFICIT, ENDING                                            $(2,860,533)  $(1,600,671)   $(522,713)  $(2,860,533)
================================================================================================================

LOSS PER COMMON SHARE (Note 9)                                   $0.15         $0.17        $0.09
================================================================================================================


The accompanying notes are an integral part of these financial statements.

BIOLABS, Inc. - 10-KSB - ANNUAL REPORT
--------------------------------------------------------------------------------


                                  BIOLABS, INC.
                                 BALANCE SHEETS
                                     (U.S.$)

DECEMBER 31,                                                                  1999         1998        1997
--------------------------------------------------------------------------------------------------------------
ASSETS
Current assets
     Cash                                                                $   411,272   $    82,153   $     402
     Accounts receivable                                                      19,540         -             288
     Prepaid expenses                                                         30,929        10,000      -
--------------------------------------------------------------------------------------------------------------

                                                                             461,741        92,153         690

DEPOSIT ON PURCHASE (Note 4)                                                  50,000         -           -
INVESTMENT IN I.D. CERTIFY, INC. - Preferred shares (Note 5)                 800,160         -           -
LONG-TERM INVESTMENT IN:
     Biomedical Diagnostics, LLC (Note 2)                                  2,809,814       500,000       -
     Biotherapies Incorporated - shares (11%; 1998-6%)                     1,335,000       420,000       -
OFFICE EQUIPMENT (Note 3)                                                     17,814         8,861       -
ORGANIZATIONAL EXPENSE                                                        -              1,765       3,528
--------------------------------------------------------------------------------------------------------------

                                                                         $ 5,474,529   $ 1,022,779   $   4,218
==============================================================================================================

LIABILITIES
CURRENT LIABILITIES
     Accounts payable and accrued liabilities                            $   371,470   $   984,269   $ 276,598
     Preferred stock subscriptions (Note 8)                                   -            414,000       -
     Promissory notes payable - related parties (Note 4)                      40,132        40,132     121,516
COMMITMENTS (NOTE 10)
--------------------------------------------------------------------------------------------------------------
                                                                             411,602     1,438,401     398,114
--------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (Note 7)
Preferred stock, $.0001 par value.
     Authorized 100,000,000 shares;
     Issued: 1999-2,000,000; 1998-NIL; 1997-NIL                                  200         -           -
Common stock, $.0001 par value.
     Authorized 100,000,000 shares;
     Issued: 1999-8,178,997; 1998-7,186,536; 1997-3,176,536                      818           719         318
Additional paid-in capital                                                 7,922,442     1,184,330     128,499
Accumulated deficit                                                       (2,860,533)   (1,600,671)   (522,713)
---------------------------------------------------------------------------------------------------------------

                                                                           5,062,927      (415,622)   (393,896)
---------------------------------------------------------------------------------------------------------------

                                                                         $ 5,474,529   $ 1,022,779   $   4,218
===============================================================================================================

Approved by the Directors:

_______________________Director

_______________________Director


The accompanying notes are an integral part of these financial statements.

BIOLABS, Inc. - 10-KSB - ANNUAL REPORT
--------------------------------------------------------------------------------


                                  BIOLABS, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                     (U.S.$)


                                          COMMON STOCK         PREFERRED SHARES
                                       -----------------     -------------------   ADDITIONAL     ACCUMU-        TOTAL
                                        NUMBER                NUMBER                PAID-IN       LATED     STOCKHOLDERS'
                                       OF SHARES  AMOUNT     OF SHARES    AMOUNT    CAPITAL      DEFICIT       EQUITY
------------------------------------------------------------------------------------------------------------------------
Issue of common stock on
 organization of the company           8,816,992  $ 8,817        -        $ -      $    -      $     -      $      8,817
Net loss                                   -          -          -          -           -         (147,192)     (147,192)
-------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1995             8,816,992    8,817        -          -           -         (147,192)     (138,375)
Consolidation of shares in
 November on a 50 for 1 basis         (8,640,456)  (8,799)       -          -           8,799        -             -
Net loss                                   -          -          -          -           -         (184,403)     (184,403)
-------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996               176,536       18        -          -           8,799     (331,595)     (322,778)
Issue of common stock for
 settlement of debt                    3,000,000      300        -          -         119,700        -           120,000
Net loss                                   -          -          -          -           -         (191,118)     (191,118)
-------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997             3,176,536      318        -          -         128,499     (522,713)     (393,896)
Issue of common stock for
  settlement of debt                   3,000,000      300        -          -         347,095        -           347,395
Issue of common stock for cash         1,010,000      101        -          -         708,736        -           708,837
Net loss                                   -          -          -          -           -       (1,077,958)   (1,077,958)
-------------------------------------------------------------------------------------------------------------------------

Balance, December 31,1998              7,186,536      719        -          -       1,184,330   (1,600,671)     (415,622)
Issue of common stock for
  settlement of debt                     872,500       87        -          -         872,413        -           872,500
Common stock returned                        (39)     -          -          -           -            -             -
Issue of common stock for services        60,000        6        -          -          59,994        -            60,000
Issue of common stock for shares
  of Biotherapies Incorporated            60,000        6        -          -         239,994        -           240,000
Issue of preferred stock for cash          -          -      2,000,000     200      5,565,711        -         5,565,911
Net loss                                   -          -          -          -           -       (1,259,862)   (1,259,862)
-------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999             8,178,997  $   818    2,000,000    $200     $7,922,442  $(2,860,533)  $ 5,062,927
=========================================================================================================================


The accompanying notes are an integral part of these financial statements.

BIOLABS, Inc. - 10-KSB - ANNUAL REPORT
--------------------------------------------------------------------------------


                                  BIOLABS, INC.
                             STATEMENT OF CASH FLOWS
                                     (U.S.$)

                                                                                                      TOTAL FROM
                                                                                                      INCEPTION,
                                                                                                    (SEPTEMBER 19,
                                                                                                       1994) TO
                                                                                                     DECEMBER 31,
FOR THE YEARS ENDED DECEMBER 31,                                   1999         1998         1997        1999
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                 $(1,259,862)  $(1,077,958)  $(191,118) $(2,860,533)
     Adjustment to reconcile net loss to cash
     used in operating activities:
        Depreciation and amortization                               7,654         1,763       1,763       14,706
        Equity in loss of Biomedical Diagnostics LLC              190,186        -             -         190,186
        Expenses paid by issuance of stock                         60,000        -             -          60,000
        Changes in operating assets and liabilities:
           Accounts receivable                                    (19,540)          288        (288)     (19,540)
           Prepaid expenses                                       (20,929)      (10,000)       -         (30,929)
           Promissory notes payable                                    -        266,011     121,516      387,527
           Accounts payable                                       259,701       707,671      68,529    1,363,970
-----------------------------------------------------------------------------------------------------------------

                                                                 (782,790)     (112,225)        402     (894,613)
-----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures on equipment                            (14,842)       (8,861)        -        (23,703)
     Purchase of shares of Biotherapies Inc.                     (675,000)     (420,000)        -     (1,095,000)
     Investment in Biomedical Diagnostics LLC                  (2,500,000)     (500,000)        -     (3,000,000)
     Investment in I.D. Certify, Inc.                            (800,160)       -              -       (800,160)
     Deposit on purchase                                          (50,000)       -              -        (50,000)
-----------------------------------------------------------------------------------------------------------------

                                                               (4,040,002)     (928,861)        -     (4,968,863)
-----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Common stock issued for cash                                   -           708,837         -        708,837
     Preferred stock subscriptions                               (414,000)      414,000         -          -
     Preferred stock issued for cash                            5,565,911        -              -      5,565,911
-----------------------------------------------------------------------------------------------------------------

                                                                5,151,911     1,122,837         -      6,274,748
-----------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH                                              329,119        81,751         402      411,272

CASH, beginning                                                    82,153           402         -          -
-----------------------------------------------------------------------------------------------------------------

CASH, ending                                                  $   411,272  $     82,153   $     402  $   411,272
=================================================================================================================

NON-CASH FINANCING AND INVESTING ACTIVITIES
     Common stock issued to settle debt                       $   872,500  $    347,395   $ 120,000  $ 1,339,895
     Common stock issued for shares of
         Biotherapies Inc.                                    $   240,000  $     -        $     -    $   240,000
     Common stock issued for services                         $    60,000  $     -        $     -    $    60,000
=================================================================================================================

The accompanying notes are an integral part of these financial statements.

BIOLABS, Inc. - 10-KSB - ANNUAL REPORT
--------------------------------------------------------------------------------

                                  BIOLABS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                     (U.S.$)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

BioLabs, Inc., through its 50% interest in Biomedical Diagnostics, LLC., is involved in the development of a mammastatin diagnostic assay to be used in breast cancer detection.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. The Company's ability to meet its obligations and maintain its operations is contingent upon successful completion of additional financial arrangements and the continuing support of its creditors.

ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH EQUIVALENTS

Cash equivalents include holdings of highly liquid investments with maturities of three months or less when purchased.

LONG-TERM INVESTMENTS

The Company accounts for its investment in Biomedical Diagnostics, LLC by the equity method, whereby the investment is initially recorded at cost and adjusted thereafter to include the Company's pro-rata share of Biomedical Diagnostics, LLC earnings and losses.

Long-term investments in companies in which the Company holds less than a 20% interest are recorded at cost. When there is other than a temporary decline in value, these investments are written down to provide for the loss.

EQUIPMENT

Equipment is recorded at cost less depreciation. Depreciation is primarily accounted for on the straight-line method based on estimated useful lives.

ORGANIZATIONAL COSTS

Costs associated with the organization of the Company are capitalized and amortized on a straight-line basis over a period of five years commencing January 1, 1995.

STOCK-BASED COMPENSATION

The Company applies the intrinsic value method in accounting for its stock option plan. The exercise price of stock options granted was greater than or equal to the market price at the grant dates. Accordingly., no expense related to the stock options has been recorded.

BIOLABS, Inc. - 10-KSB - ANNUAL REPORT
--------------------------------------------------------------------------------

EARNINGS PER COMMON SHARE

Statement of Financial Accounting Standards No. 128, "Earnings per Share", which became effective in 1997, requires presentation of two calculations of earnings per common share. "Basic" earnings per common share equals net income divided by weighted average number of common shares outstanding during the period. "Diluted" earnings per common share equal net income divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents. Common stock equivalents are shares assumed to be issued if outstanding stock options were exercised and are only considered if their effect on earnings per common share is dilutive.

COMPREHENSIVE INCOME

In 1998 the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS 130 establishes standards for the reporting of comprehensive income and its components. As defined in SFAS 130, the Company has no comprehensive income items.

NOTE 2 - INVESTMENT IN BIOMEDICAL DIAGNOSTICS, LLC

                                                                             1999        1998        1997
-----------------------------------------------------------------------------------------------------------
     Investment in Biomedical Diagnostics, LLC (50%), at cost             $3,000,000   $500,000     $  -
     Equity in losses                                                       (190,186)        -         -
-----------------------------------------------------------------------------------------------------------

                                                                          $2,809,814   $500,000     $  -
===========================================================================================================

The Company has entered into a joint venture agreement with Biotherapies Incorporated for development of a mammastatin diagnostic assay. The joint venture is named Biomedical Diagnostics, LLC and the Company and Biotherapies Incorporated each have a 50% interest.

Under the terms of the Biomedical Diagnostics, LLC operating agreement, the Company made capital contributions of $3,000,000.

The Company is also required, under the amended operating agreement, to make the following additional payments to Biotherapies Incorporated:

- $1,000,000 within 60 days of completion of certain diagnostic clinical trials, and
- $1,000,000 within 30 days of the joint venture achieving $100,000 in gross revenues ("the Milestone").

Biomedical Diagnostics, LLC commenced operations May 1, 1999. Details of its operations are set out below:

         REVENUE                                $    -
----------------------------------------------------------
         Research and development                 145,543
         Selling and administration               259,353
----------------------------------------------------------
         Operating loss                          (404,896)
         Interest income                           24,523
----------------------------------------------------------
              Net loss                          $(380,373)
==========================================================

Within 14 days of Biomedical Diagnostics, LLC achieving the Milestone, the Company will issue to Biotherapies Incorporated voting shares of the common stock of the Company constituting 5% of the total outstanding shares of all types on a fully diluted basis, taking into account allocations, convertible debt and issued shares.

BIOLABS, Inc. - 10-KSB - ANNUAL REPORT
--------------------------------------------------------------------------------


Had the milestone been reached by December 31, 1999, the Company would have been required to issue 559,226 (1998; 385,353 shares) determined as follows:

         Preferred shares outstanding                     2,000,000
         Common stock                                     8,178,997
         Stock options outstanding                          845,000
         Convertible debt ($40,132/$.25 per share)          160,528
----------------------------------------------------------------------------
                                                         11,184,525
                                                               X 5%
----------------------------------------------------------------------------
                                                            559,226   shares
============================================================================

NOTE 3 - EQUIPMENT

                                                1999        1998      1997
----------------------------------------------------------------------------
         Office equipment                     $23,703     $8,861    $  -
         Less: accumulated depreciation         5,889       -          -
----------------------------------------------------------------------------

                                              $17,814     $8,861    $  -
============================================================================


NOTE 4 - DEPOSIT ON PURCHASE

Pursuant to the terms of a letter agreement dated September 2, 1999, between the Company and Dynamed Inc. ("Dynamed"), the Company proposes to:

- acquire 100,000 shares of Biotherapies Inc. common stock presently owned by Dynamed and/or its shareholders,

- acquire Dynamed's interest in a joint venture agreement with Biotherapies Inc. for the development of technology regarding the treatment for prostate cancer.

As consideration the Company has paid a deposit of $50,000 to Dynamed and proposes to distribute the 800,000 Series C Preferred shares of ID Certify, Inc. which it owns and issue 1,100,000 common shares of the Company.


NOTE 5 - INVESTMENT IN ID CERTIFY, INC.

                                                           1999       1998     1997
-------------------------------------------------------------------------------------
         800,000 Series C Preferred shares, at cost      $800,160     $  -     $  -
=====================================================================================

Under the terms of a letter agreement dated September 2, 1999, the Company is proposing to distribute these shares as part of its acquisition of certain investments from Dynamed, Inc., as set out in Note 4 above.


NOTE 6 - PROMISSORY NOTES PAYABLE - RELATED PARTIES

Promissory notes payable to companies controlled by Officers and Directors of the Company, repayable 30 days after demand, interest at prime plus 4%, convertible into shares of the Company at $.25 per share after the shares are listed for trading, secured by a security interest in and to all assets and book accounts, equipment, furniture, cash as well as accounts receivable and inventory owned by the Company.

                                                      1999       1998       1997
-------------------------------------------------------------------------------------
                                                    $40,132    $40,132    $121,516
=====================================================================================

BIOLABS, Inc. - 10-KSB - ANNUAL REPORT
--------------------------------------------------------------------------------


NOTE 7 - STOCKHOLDERS' EQUITY

Pursuant to a Directors resolution dated November 14, 1996, the authorized and issued common stock of the corporation was consolidated on a 50 to 1 basis. Pursuant to the resolution, the authorized capital of the Company was then increased to 19,000,000 shares with a par value of $0.0001 per share of which 176,340 shares are issued.

In July 1998, the Company amended the Articles of Incorporation as follows:

-    The name of the Company was changed to BioLabs, Inc.

- The authorized share capital of the Company was increased to 200,000,000 shares, comprised of:

-    100,000,000 common shares with a par value of $0.0001 per common share.

- 100,000,000 preferred shares with a par value of $0.0001 per preferred share, leaving to the sole discretion of the directors the determination of the rights and preferences of such shares.

PREFERRED STOCK OFFERING

During 1999 the Company completed the sale of 2,000,000 Class A Convertible Preferred shares pursuant to an offering memorandum dated December 1, 1998. The Series A Preferred shares carry a 6% non-cumulative dividend rate in preference to any dividend on common stock, have a liquidation preference ahead of common stock and are convertible into common stock on a one-for-one basis within one year of the date of the subscription agreement.

Net proceeds to the company from this offering were $5,565,911.


NOTE 8 - STOCK OPTION PLAN

During 1998, the Company established a stock option plan to allow key employees, directors, advisors and representatives of the Company to acquire Company common stock. The stock option plan was amended in 1999 to increase the number of common shares available under the plan from 650,000 to 930,000.

Stock options outstanding under this plan are summarized as follows:

                 OPTION PRICE                     STOCK OPTIONS
                   PER SHARE                       OUTSTANDING
----------------------------------------------------------------------------
                    $ 1.000                          485,000
                    $ 3.600                          150,000
                    $ 3.875                          140,000
                    $ 7.500                           35,000
                    $10.000                           35,000
----------------------------------------------------------------------------
                $1.00 - $10.00                       845,000
============================================================================

BIOLABS, Inc. - 10-KSB - ANNUAL REPORT
--------------------------------------------------------------------------------


The following table summarizes stock option activity:

                                                                              NUMBER OF                 WEIGHTED AVERAGE
                                                                               SHARES                    EXERCISE PRICE
------------------------------------------------------------------------------------------------------------------------
         Options outstanding at December 31, 1997                                                             $ -
              Granted                                                          430,000                        $1.00
              Terminated                                                          -                           $ -
              Exercised                                                           -                           $ -
------------------------------------------------------------------------------------------------------------------------

         Options outstanding at December 31, 1998                              430,000                        $1.00
              Granted                                                          415,000                        $4.22
              Terminated                                                          -                           $ -
              Exercised                                                           -                           $ -
------------------------------------------------------------------------------------------------------------------------
         Options outstanding at December 31, 1999                              845,000                        $2.58
========================================================================================================================


These options will expire if not exercised by specific dates ranging from November 2000 to September 2004. No options were exercised during the year.

The exercise price of stock options granted was equal to or greater than the market value at the grant date. No expenses related to the stock options have been recorded.

The fair value of the options granted in 1998 and 1999 have been estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected stock volatility of 58% in 1998 and 71% in 1999; risk-free interest rate of 5.5% in 1998 and 6.0% in 1999; expected life of 5 years for 1998 and 4 years for 1999 and no dividend yield in all years as the Company has no history of paying dividends.

The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions and changes in these assumptions can materially impact the fair value of the options and the Company's options do not have the characteristics of traded options, the option valuation models do not necessarily provide a reliable measure of the fair value of its options. The estimated weighted average fair value of stock options granted during 1998 and 1999 was $.68, $3.87 per share, respectively.


NOTE 9 - LOSS PER COMMON SHARE

Loss per common share is computed by dividing the net loss by the average number of Common shares and common stock equivalents outstanding during the year. The weighted average number of Common shares outstanding during the year ended December 31, 1999 were approximately 7,965,484 and approximately 6,469,536 during the year ended December 31, 1998 and approximately 2,123,533 during the year ended December 31, 1997.

Common stock equivalents are the net additional number of shares which would be issuable upon the exercise of the outstanding common stock options (see Note 8), assuming that the Company reinvested the proceeds to purchase additional shares at market value. Common stock equivalents had no material effect on the computation of earnings per share for the three years ended December 31, 1999.

BIOLABS, Inc. - 10-KSB - ANNUAL REPORT
--------------------------------------------------------------------------------


NOTE 10 - COMMITMENTS

LEASE COMMITMENTS

The Company leases office premises for use in its operations. Rent expense was $25,093 in 1999 and $3,196 in 1998. This table shows future minimum rental commitments under the lease at December 31, 1999.

                                                           2000            2001
-------------------------------------------------------------------------------------
         Lease commitment                                 $37,194         $35,400
=====================================================================================

FUNDING COMMITMENTS

Under the terms of the Biomedical Diagnostics, LLC operating agreement the Company has agreed to fund Biotherapies Incorporated and Biomedical Diagnostics, LLC as set out in Note 2 Investment in Biomedical Diagnostics, LLC.

MANAGEMENT SERVICES

The Company has a management services agreement with Tynehead Capital Corp. Tynehead Capital Corp. is controlled by certain directors of the Company. Under the terms of the agreement the Company has future commitments as set out in the table below.

                                           2000        2001        2002        2003
-------------------------------------------------------------------------------------
Management services                      $274,000    $274,000    $274,000    $205,000
=====================================================================================

SHARES FOR DEBT

The Company has agreed to issue 80,000 common shares to settle debts of $269,375.


NOTE 11 - INCOME TAXES

The company has accumulated losses for tax purposes which may be carried forward and used to reduce taxable income otherwise calculated. The benefit of these available carry forwards has not been recorded in the accounts.


NOTE 12 - RELATED PARTY TRANSACTIONS

                                                                               1999       1998      1997
-----------------------------------------------------------------------------------------------------------
(a)      Management and consulting fees paid to officers and
         directors of the Company and / or companies controlled
         by officers and directors of the Company.                           $285,129   $137,055  $103,691

(b)      Interest on promissory notes payable to companies
         controlled by officers and directors of the Company.                $  4,813   $  2,225  $  7,574

(c)      Included in the balance sheet are the following amounts due to directors and officers and/or companies controlled by officers and directors of the Company.
           Accounts payable                                                  $ 35,569   $ 30,756  $248,098
           Promissory notes payable                                          $ 40,132   $ 40,132  $121,516

(d) In 1997 the Company issued 3,000,000 common shares to companies controlled by officers and directors of the Company to settle debt of $120,000. During 1998 the Company issued 3,000,000 common shares to companies controlled by officers and directors of the Company to settle debt of $347,395.

BIOLABS, Inc. - 10-KSB - ANNUAL REPORT
--------------------------------------------------------------------------------


NOTE 13 - FINANCIAL INSTRUMENTS

The fair value of the Company's cash, accounts receivable, accounts payable and accrued liabilities, and promissory notes payable are estimated to approximate their carrying values due to the immediate or short term maturity of these financial instruments.


NOTE 14 - UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

The year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date.

Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the entity, including those related to customers, suppliers, or other third parties, have been fully resolved.


NOTE 15 - SUBSEQUENT EVENT

Subsequent to the year end, the Company sold 140,950 units to net the treasury $775,098. Each unit is comprised of one common share and a one-half share purchase warrant. Each share purchase warrant entitles the holder to purchase a common share of the Company at prices ranging from $7.00 to $11.125.

BIOLABS, Inc. - 10-KSB - ANNUAL REPORT
--------------------------------------------------------------------------------


ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

None







[The remainder of this page is intentionally left blank]

BIOLABS, Inc. - 10-KSB - ANNUAL REPORT
--------------------------------------------------------------------------------


                                    PART III


ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT



The directors and executive officers of the Company are as follows:


         NAME            AGE                   POSITION
--------------------------------------------------------------------------------
E. Greg McCartney        48     President, Chief Executive Officer and
                                Chairman of the Board of Directors

Lawrence J. Pasemko      62     Chief Financial Officer, Secretary and Director

Albert Klychak           41     Vice President, Corporate Relations and
                                Director

Dr. Ian B. Woods         55     Vice President, Operations and Director

Carol Patterson Neves    66     Director



E. GREG MCCARTNEY. Mr. McCartney has been the Company's President and Chief Executive Officer since 1995. In addition, he serves as Chairman of the Board for White Diamond Spirits Inc., an American distilled spirits importing company. From 1992 to 1995, Mr. McCartney was Vice President of Corporate Development at Advanced Gaming Technology Corp., a public company distributing and manufacturing electronic gaming equipment. Prior to 1992, Mr. McCartney was a founding partner in a number of private enterprises involved in the electronics industry, real estate and the automotive distribution business.

LAWRENCE J. PASEMKO. Mr. Pasemko has been the Company's Chief Financial Officer and Secretary Treasurer since 1995. From 1992 to 1995, Mr. Pasemko was the CFO for Advanced Gaming Technology Corp., a public company which manufactured and distributed electronic gaming equipment. Prior to his employment with Advanced Gaming, Mr. Pasemko was president of Supercart Pacific Wholesale (Canada) Inc., a private distribution business with operations throughout the Pacific Northwest and was President and General Manager of two Chrysler automobile dealerships located in British Columbia.

DR. IAN B. WOODS. Dr. Woods has been the Company's Vice President, Operations since February 1998. Dr. Woods is the senior founding partner of the Burke Mountain Medical Centre in Port Coquitlam, British Columbia, where he has conducted a general medical practice since 1977. He received his Ph.D. in Physics and his M.D. from the University of British Columbia. He completed his internship at the Royal Columbian Hospital. He has served on numerous medical advisory committees and is a director of ETC Industries Ltd.

ALBERT KLYCHAK. Mr. Klychak has been the Company's Vice President, Corporate Relations since 1995 and is primarily responsible for investor relations. From 1993 to 1996, Mr. Klychak was the President and Director of Quinchak Enterprises Limited, a private company providing financing and investor relations services and management services for a private equity fund. From 1986 to 1993, he managed a private equity portfolio as an independent consultant. Mr. Klychak is also a director of Lexus Capital, Inc.

CAROL PATTERSON NEVES. Ms. Neves was employed with Merrill Lynch, Pierce, Fenner & Smith for approximately 40 years prior to her retirement in 1996. From 1986 to 1996, Ms. Neves was the First Vice President/Senior Research

BIOLABS, Inc. - 10-KSB - ANNUAL REPORT
--------------------------------------------------------------------------------


Analyst: Diversified Companies. Ms. Neves received her B.A. in Economics from Trinity College, her graduate certificate from Harvard Business School and her MBA from New York University. Ms. Neves was first elected to the Board on March 1, 1999, by the Board of Directors.

Each director holds office until the Company's annual meeting of stockholders and until his/her successor is duly elected and qualified. Officers are elected by the Board of Directors and hold office at the discretion of the Board of Directors. There are no family relationships between any of the directors or executive officers of the Company. All of the directors were re-elected at a meeting of the stockholders held on September 28, 1999.

Section 16(a) of the Securities and Exchange Act of 1934, as amended, generally requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities (10% owners) to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors and executive officers and 10% owners are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. No other reports were required to be filed during the fiscal year ended December 31, 1999.


ITEM 10      EXECUTIVE COMPENSATION

The Company is in the start-up phase of its business and operations and currently generates no revenues. None of the Company's principal officers are employed directly by the Company. However, Messrs. McCartney, Pasemko and Klychak, through their respective holding companies, are parties to an employment agreement dated September 1, 1998, between Tynehead Capital Corp. and the Company. The Employment Agreement employs the Executives, as independent contractors, to provide described management services to the Company, including setting objectives, structures, time frames, identifying resources required and allocating and utilizing such resources. The Company pays a monthly management fee, subject to annual review, at $22,833 to Tynehead. That amount is subject to annual review for increases only. In addition, Tynehead may be entitled to an annual incentive management fee on the basis of the recommendations of the Board taking into account the financial performance of the Company and other relevant factors. The Board of Directors of the Company is currently controlled by the Executives. The Executives recognize this and expect that any recommendations concerning increase in Tynehead compensation or incentive compensation will require independent director recommendation, but no formal procedure for independent director review has been agreed upon or otherwise established as of this date.

The agreement provides that Messrs. McCartney, Pasemko and Klychak will not compete with the Company for a period of one year subsequent to termination. The enforcement of such non-compete clauses may be subject to challenge as against public policy.

During the year ended December 31, 1999, fees aggregating $273,996 was paid or was payable to Tynehead Capital Corp. in connection with management and administrative services provided by such executive officers and their respective holding corporations. The amount was divided equally among the three officers.

DIRECTOR COMPENSATION - Directors not otherwise employed by the Company did not receive cash compensation for serving on the Board of Directors during the fiscal year ended December 31, 1999, except that Dr. Woods was paid $11,133 for scientific consultation services in 1999. However, directors received stock options. See below.

BIOLABS, Inc. - 10-KSB - ANNUAL REPORT
--------------------------------------------------------------------------------


OPTION AND AWARD PLAN - On July 31, 1998, the stockholders approved the 1998 Stock Option Plan adopted by the Board of Directors of the Company. The plan provides for the grant of incentive stock options for up to 650,000 shares of Common Stock to those employees, officers, directors or consultants eligible under the Plan to receive stock options. The plan was amended in 1999 to increase the number of Common Shares available under the plan from 650,000 to 930,000.

The Plan is administered by the Board of Directors or a committee thereof, which determines, among other things, those individuals who receive options, the time period during which the options may be partially or fully exercised, the terms of any restrictions, the number of shares of Common Stock issuable upon the exercise of each option, the exercise price and the expiration date, which date will not exceed ten years from the date of grant of the Option.

The exercise price per share of Common Stock subject to an incentive option may not be less than the fair market value per share of Common Stock on the date the option is granted, as determined by a formula contained in a standard stock option agreement. The maximum grant to any individual cannot exceed 5% of the total issued and outstanding Common Stock of the Company as of the date of the grant of the option.

No stock option may be transferred by a plan participant other than by will, or the laws of descent and distribution, and during the lifetime of the plan participant, the option can be only exercised by the plan participant. In the event of termination by death, retirement or the date a consultant ceases to be a consultant by termination of the contract in accordance with its terms, or ceases to be a director, the plan participant shall be entitled to exercise the option within ninety days of the termination date. Options expire immediately in all other instances. The plan administrator may amend the rules with respect to termination in special circumstances.

Options issued under the Plan must be exercised within ten years from the date the option is granted; however, all options granted to date provide for one to five years. All options granted under the Plan provide for the payment of the exercise price in cash or bank draft provided the plan participant delivers notice of intent to exercise speaking the number of options to be exercised.

In the event of a merger, amalgamation or other corporate arrangement, including but not limited to takeover, the Board of Directors may, in a fair and equitable manner, determine the manner in which all unexercised option rights granted under this plan will be treated, including the acceleration of time for the exercise of such rights.

Any unexercised options that expire or that terminate upon a participant ceasing to be employed by the Company become available again for issuance under the Plan.

As of December 31, 1999, the following options to purchase Common Stock have been granted to officers, directors and employees of the Company:

        NAME                    OPTIONS HELD                      EXERCISE PRICE
--------------------------------------------------------------------------------
E. Greg McCartney                  90,000                              $1.00

Lawrence J. Pasemko                90,000                              $1.00

Albert Klychak                     90,000                              $1.00

Dr. Ian B. Woods                   90,000                              $1.00

Carol Neves                        50,000                              $1.00

Other Employees                     5,000                              $1.00



SUMMARY COMPENSATION TABLE

The following table sets forth the annual and long-term compensation for services in all capacities to the Company in the three fiscal years ended December 31, 1999 of E. Greg McCartney, Lawrence J. Pasemko and Albert Klychak

BIOLABS, Inc. - 10-KSB - ANNUAL REPORT
--------------------------------------------------------------------------------


who are the Company's most highly compensated executive officers, and Dr. Ian Woods, a key director of the Company.

                                                                                                              LONG-TERM
                                                               ANNUAL COMPENSATION                          COMPENSATION
                                           ------------------------------------------------------------  ------------------

                                                                                                             SECURITIES
       NAME AND PRINCIPLE POSITION          FISCAL YEAR       SALARY          BONUS          OTHER       UNDERLYING OPTIONS
---------------------------------------------------------------------------------------------------------------------------
E. Greg McCartney,                             1999             -               -           $91,332 (1)           -
  Chief Executive Officer                      1998             -               -           $45,685 (1)       $90,000 (3)
                                               1997             -               -           $34,564 (1)           -

Lawrence J. Pasemko,                           1999             -               -           $91,332 (1)           -
  Chief Financial Officer                      1998             -               -           $45,685 (1)       $90,000 (3)
                                               1997             -               -           $34,564 (1)           -

Albert Klychak,                                1999             -               -           $91,332 (1)           -
  Vice President                               1998             -               -           $45,685 (1)       $90,000 (3)
                                               1997             -               -           $34,564 (1)           -

Dr. Ian Woods,                                 1999             -               -           $11,133 (2)           -
  Vice President                               1998             -               -           $ 5,318 (2)       $90,000 (3)
                                               1997             -               -              -                  -

-----------------------------
(1)  Represents 1/3 of annual management fee paid to Tynehead Capital Corp.
(2)  Represents scientific consulting fees paid to Dr. Woods
(3) Represents stock option to purchase 90,000 common shares at an exercise price of $1.00 per share


ITEM 11      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information known to the Company, as of December 31, 1999, regarding the beneficial ownership of the Company's voting securities by (i) each of the Company's directors and executive officers, and (ii) all directors and executive officers of the Company as a group.

Except as indicated below, management is not aware of any individual or entity that owns 5% or more of the voting stock of the Company, unless otherwise indicated, each of the stockholders listed in the table below has sole voting and dispositive power with respect to shares beneficially owned by such stockholder.

  NAME AND ADDRESS                             COMMON             PERCENT       PERCENT OF VOTING
OF BENEFICIAL OWNER(1)                         SHARES            OF CLASS          OWNERSHIP(2)
--------------------------------------------------------------------------------------------------
E. Greg McCartney                             440,000 (3)           4.9%                4.00%
Lawrence J. Pasemko                           440,000 (3)           4.9%                4.00%
Albert Klychak                                300,000 (3)           3.3%                2.70%
Dr. Ian B. Woods                              390,000 (3)           4.3%                3.50%
Carol Patterson Neves                          50,000 (3)           0.6%                0.50%
All Directors and Officers as a Group       1,620,000 (3)          18.0%               14.70%
Lutz Family Trust                             100,000 (4)           1.2%               11.04%

----------------------------
(1) The address for each of Messrs. McCartney, Pasemko, Klychak, and Woods is c/o Company, Inc., Suite #1A, 3033 King George Highway, Surrey, BC, Canada, V4P 1B8.

BIOLABS, Inc. - 10-KSB - ANNUAL REPORT
--------------------------------------------------------------------------------


(2) The percentage shown reflects voting ownership after taking into account the existing Class A Preferred Stock. None of the officers or directors owns any of the Class A Preferred Stock.
(3) Includes vested options to purchase Common Shares held by such officers and directors.
(4) The Trust also owns 1,024,162 shares of the Company's Convertible Preferred Stock, Class A.


ITEM 12      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On May 4, 1997, the Company issued 3,000,000 common shares to companies controlled by officers and directors of the Company to settle debt of $120,000 ($.04 per Share). During 1998 the Company issued 3,000,000 additional common shares to companies controlled by officers and directors of the Company to settle debt of $347,395 ($.115 per Share). As of January 2, 1998, the Company, then known as Flexx Realm, Inc. had an indebtedness (accounts payable and notes payable) to Tynehead Capital Corp. (the management services company owned by the principal managers of the Company) of $193,406.20. At the same time, the Company had an indebtedness to a related entity Sterling Gate Financial Corporation - for accounts payable and notes payable amounting to $153,988.63. Both sets of indebtedness were settled by conversion to equity, 1,670,200 Shares to Tynehead and 1,329,800 to Sterling Gate, or an aggregate of 3,000,000 Shares for the $347,395 of debt. The 575,000 Shares issued to Tynehead were redistributed to the accounts of certain officers and directors of the Company as follows:

On January 2, 1998, 200,000 shares of Common Stock of the Company were issued to Aspenwood Holdings Ltd., a company controlled by E. Greg McCartney, as settlement of outstanding debts and accounts ($23,160) owing from Tynehead to Aspenwood.

On January 2, 1998, 215,000 shares of Common Stock of the Company were issued to Supercart Pacific Wholesale (Canada) Inc., a company controlled by Lawrence J. Pasemko, as settlement of outstanding debts and accounts ($22,497) owing from Tynehead to Supercart.

On January 2, 1998, 100,000 shares of Common Stock of the Company were issued to Dr. Ian B. Woods, an officer and director of the Company, as settlement of outstanding debts and accounts ($8,635) owing from Tynehead to Dr. Woods.

On January 2, 1998, 60,000 shares of Common Stock of the Company were issued to Albert Klychak, an officer and director of the Company, as settlement of outstanding debts and accounts ($6,948) owing from Tynehead to Mr. Klychak.

Such issuances were made before there was a trading market in the securities of the Company. All of such stock issuances were related party transactions. No independent opinion as to the fairness of the issuances was obtained. No related party equity transactions occurred in 1999.

In addition all of the above persons rendered services in connection with the formation of the Company for which they received no cash compensation or other payment.


ITEM 13      EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits

         3.1      Restated Certificate of Incorporation of Company, Inc. 2/9/99*

         3.2      Class A Convertible Preferred Stock definition*

         5.1      Opinion regarding legality of Shares*

         10.1 Abstract of Limited Liability Company Operating Agreement of BioMedical Diagnostics, LLC (Joint Venture Agreement)*

         10.3 Management Services Agreement BioLabs, Inc. with Tynehead Capital Corp.*

         10.4     Letter Agreement with Dynamed, Inc. dated September 2, 1999*

BIOLABS, Inc. - 10-KSB - ANNUAL REPORT
--------------------------------------------------------------------------------


         21.1     Subsidiaries of Registrant: None.



* FILED WITH FORM 10-SB



b.       Reports on Form 8-K

         No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1999.

BIOLABS, Inc. - 10-KSB - ANNUAL REPORT
--------------------------------------------------------------------------------


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


BIOLABS, INC.


By:    /s/ E. GREG MCCARTNEY                           MARCH 28, 2000
    -------------------------------                  ---------------------------
     E. Greg McCartney                               Date
       President, Chief Executive
       Officer and Chairman


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


   /s/ E. GREG MCCARTNEY                               MARCH 28, 2000
-----------------------------------                  ---------------------------
E. Greg McCartney,                                   Date
  President, Chief Executive Officer and Chairman


   /s/ LAWRENCE J. PASEMKO                             MARCH 28, 2000
-----------------------------------                  ---------------------------
Lawrence J. Pasemko,                                 Date
  Chief Financial Officer, Secretary and Director


   /s/ ALBERT KLYCHAK                                  MARCH 28, 2000
-----------------------------------                  ---------------------------
Albert Klychak,                                      Date
  Vice President and Director


   /s/ DR. IAN B. WOODS                                MARCH 28, 2000
-----------------------------------                  ---------------------------
Dr. Ian B. Woods,                                    Date
   Vice President and Director



-----------------------------------                  ---------------------------
Carol Patterson Neves,                               Date
  Director