Form 10QSB
period 2000-03-31
BIOLABS INC
filed 2000-05-16
CIK 1084966

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                 For the quarterly period ended MARCH 31, 2000.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

      For the transition period from ________________ to _________________

                         Commission file number 0-30252

                                  BIOLABS, INC.
                 (Name of small business issuer in its charter)

           NEW YORK                                     98-0163232
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

1A-3033 KING GEORGE HIGHWAY, SURREY B.C. CANADA                   V4P 1B8
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number:    (604) 542-0820


_________________________________________________________________________
Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         CLASS                                   OUTSTANDING AT APRIL 21, 2000

Common Stock, par value $0.0001                               10,243,075

BIOLABS, INC. - FORM 10QSB - QUARTERLY REPORT
-------------------------------------------------------------------------------


                                TABLE OF CONTENTS

                                                                             Page
PART I  - FINANCIAL INFORMATION
  Item 1  Financial Statements............................................     3
  Item 2  Management's Discussion and Analysis or Plan of Operation.......     9

PART II - OTHER INFORMATION
  Item 1  Legal Proceedings...............................................    11
  Item 2  Changes in Securities...........................................    11
  Item 3  Defaults Upon Senior Securities.................................    11
  Item 4  Submission of Matters to a Vote of Security Holders.............    11
  Item 5  Other Information...............................................    11
  Item 6  Exhibits and Reports on Form 8-K................................    11

SIGNATURES  ..............................................................    12

SAFE HARBOR

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements made with respect to the result of operations and businesses of the Company. Words such as "may", "should", "believe", "anticipate", "estimate", "expect", "intend", "plan", and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based upon management's current plans, expectations, estimates and assumptions and are subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions and the Company's financial condition and results of operations. Factors that may cause actual results to differ materially from those discussed in such forward-looking statements include, among others, the following possibilities: (i) fluctuations in foreign currency exchange rates; (ii) heightened competition; (iii) the inability to carry out development plans or to do so without delays; (iv) the loss of key executives; and (v) general economic and business conditions. The Company does not intend to update these cautionary statements.

BIOLABS, INC. - FORM 10QSB - QUARTERLY REPORT
-------------------------------------------------------------------------------

                                    PART I

ITEM 1   FINANCIAL STATEMENTS

BIOLABS, INC.
(a New York Corporation)
(a development stage company)
BALANCE SHEETS
(Unaudited)
(U.S.$)

                                                                       MARCH 31,        DECEMBER 31,
                                                                         2000               1999
-----------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
     Cash                                                             $   511,033       $   411,272
     Accounts receivable                                                   17,369            19,540
     Prepaid expenses                                                       9,545            30,929
---------------------------------------------------------------------------------------------------
                                                                          537,947           461,741
DEPOSIT ON PURCHASE                                                        50,000            50,000
INVESTMENT IN I.D. CERTIFY, INC. - Preferred shares                       800,160           800,160
LONG-TERM INVESTMENT IN:
     Biomedical Diagnostics, LLC                                        2,736,145         2,809,814
     Biotherapies Incorporated - shares (12.6%; 1999-11.1%)             1,735,000         1,335,000
OFFICE EQUIPMENT, net                                                      17,571            17,814
---------------------------------------------------------------------------------------------------

                                                                      $ 5,876,823       $ 5,474,529
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------

LIABILITIES

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                         $   327,139       $   371,470
     Promissory notes payable - related parties                            40,132            40,132
---------------------------------------------------------------------------------------------------

                                                                          367,271           411,602
---------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value.
     Authorized 100,000,000 shares;
     Issued: 2000 - 1,885,750; 1999 - 2,000,000                               189               200
Common stock, $.0001 par value.
     Authorized 100,000,000 shares;
     Issued: 2000 - 8,458,197; 1999 - 8,178,997                               846               818
Additional paid-in capital                                              8,835,765         7,922,442
Accumulated deficit                                                    (3,327,248)       (2,860,533)
----------------------------------------------------------------------------------------------------

                                                                        5,509,552         5,062,927
---------------------------------------------------------------------------------------------------

                                                                      $ 5,876,823       $ 5,474,529
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

BIOLABS, INC. - FORM 10QSB - QUARTERLY REPORT
-------------------------------------------------------------------------------


BIOLABS, INC.
(a New York Corporation)
(a development stage company)
STATEMENT OF OPERATIONS
(Unaudited)
(U.S.$)

                                                                                                             TOTAL FROM
                                                                                                              INCEPTION
                                                                                                           (SEPTEMBER 19,
                                                                                                              1994) TO
                                                                                                              MARCH 31,
FOR THE THREE MONTHS ENDED MARCH 31,                                          2000              1999            2000
-------------------------------------------------------------------------------------------------------------------------

REVENUE                                                                   $       -        $       -        $        -
-------------------------------------------------------------------------------------------------------------------------
EXPENSES
    Automobile                                                                 1,200            1,485            46,068
    Depreciation and amortization                                              1,532            2,571            16,238
    Interest and bank charges                                                    543            1,934            18,682
    Investor relations                                                        79,195           61,129           202,524
    Legal and accounting                                                      85,719           24,738           371,112
    Listing and share transfer fees                                            7,262            3,280            92,857
    Management and consulting fees                                           110,453           79,037         1,578,344
    Office and miscellaneous                                                  39,516           26,480           143,488
    Rent and occupancy costs                                                   7,425            7,290            37,965
    Salaries and benefits                                                      7,424            3,127            30,205
    Telephone                                                                  5,451            3,150            41,086
    Travel and promotion                                                      48,875           26,168           494,124
-----------------------------------------------------------------------------------------------------------------------

                                                                             394,595          240,389         3,072,693
-----------------------------------------------------------------------------------------------------------------------

LOSS BEFORE OTHER ITEMS                                                     (394,595)        (240,389)       (3,072,693)
    Interest and miscellaneous income                                          1,549              738             9,300
    Equity in loss of Biomedical Diagnostics, LLC                            (73,669)              -           (263,855)
------------------------------------------------------------------------------------------------------------------------

NET LOSS                                                                  $ (466,715)      $ (239,651)      $(3,327,248)
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                              8,319,006        7,487,064
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------

LOSS PER COMMON SHARE                                                     $     0.06       $     0.03
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these financial statements.

BIOLABS, INC. - FORM 10QSB - QUARTERLY REPORT
-------------------------------------------------------------------------------

BIOLABS, INC.
(a New York Corporation)
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(U.S.$)

MARCH 31, 2000
-------------------------------------------------------------------------------------------------------------------------------
                                                  Common stock      Preferred shares
                                               ------------------   ----------------   Additional                     Total
                                                Number               Number              paid-in    Accumulated   stockholders'
                                               of shares   Amount   of shares  Amount    capital      deficit        equity
-------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                     8,178,997    $818    2,000,000   $200   $7,922,442  $(2,860,533)    $5,062,927
Issue of common stock for settlement of debt       5,000       1        -         -        34,999        -             35,000
Stock options exercised                           10,000       1        -         -        35,999        -             36,000
Issue of common stock for cash                   140,950      14        -         -       779,326        -            779,340
Stock purchase warrants exercised                  9,000       1        -         -        62,999        -             63,000
Preferred stock converted to common              114,250      11     (114,250)   (11)        -           -              -
Net loss                                              -       -         -         -          -      (466,715)           -
-------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2000                        8,458,197    $846    1,885,750   $189   $8,835,765  $(3,327,248)    $5,976,267
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these financial statements.

BIOLABS, INC. - FORM 10QSB - QUARTERLY REPORT
-------------------------------------------------------------------------------



BIOLABS, INC.
(a New York Corporation)
(a development stage company)
STATEMENT OF CASH FLOWS
(Unaudited)
(U.S.$)

                                                                                                            TOTAL FROM
                                                                                                             INCEPTION
                                                                                                          (SEPTEMBER 19,
                                                                                                             1994) TO
                                                                                                             MARCH 31,
FOR THE THREE MONTHS ENDED MARCH 31,                                          2000              1999           2000
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                             $(466,715)      $ (239,651)      $(3,327,248)
    Adjustment to reconcile net loss to cash used in
    operating activities:
       Depreciation and amortization                                         1,532            2,571            16,238
       Equity in loss of Biomedical Diagnostics LLC                         73,669              -             263,855
       Expenses paid by issuance of stock                                      -                -              60,000
       Changes in operating assets and liabilities:
          Accounts receivable                                                2,171          (14,295)          (17,369)
          Prepaid expenses                                                  21,384          (23,871)           (9,545)
          Promissory notes payable                                             -                -             387,527
          Accounts payable                                                  (9,331)         131,992         1,354,639
------------------------------------------------------------------------------------------------------------------------

                                                                          (377,290)        (143,254)       (1,271,903)
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures on equipment                                       (1,289)         (11,441)          (24,992)
    Purchase of shares of Biotherapies Inc.                               (400,000)             -          (1,495,000)
    Investment in Biomedical Diagnostics LLC                                   -           (500,000)       (3,000,000)
    Investment in I.D. Certify, Inc.                                           -                -            (800,160)
    Deposit on purchase                                                        -                -             (50,000)
------------------------------------------------------------------------------------------------------------------------

                                                                          (401,289)        (511,441)       (5,370,152)
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Common stock issued for cash                                           878,340              -           1,587,177
    Preferred stock subscriptions                                              -           (414,000)              -
    Preferred stock issued for cash                                            -          1,645,437         5,565,911
------------------------------------------------------------------------------------------------------------------------
                                                                           878,340        1,231,437         7,153,088
------------------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH                                                        99,761          576,742           511,033

CASH, BEGINNING                                                            411,272           82,153               -
------------------------------------------------------------------------------------------------------------------------

CASH, ENDING                                                             $ 511,033       $  658,895       $   511,033
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------

NON-CASH FINANCING AND INVESTING ACTIVITIES:
    Common stock issued to settle debt                                   $  35,000       $  872,500       $ 1,374,895
    Common stock issued for shares of Biotherapies Inc.                  $     -         $      -         $   240,000
    Common stock issued for services                                     $     -         $      -         $    60,000
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these financial statements.

BIOLABS, INC. - FORM 10QSB - QUARTERLY REPORT
-------------------------------------------------------------------------------

BIOLABS, INC.
(a New York Corporation)
(a development stage company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
(U.S.$)

MARCH 31, 2000
-------------------------------------------------------------------------------


1.  UNAUDITED FINANCIAL STATEMENTS

    The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of results of operations have been included in the financial statements. Results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2000.

    The balance sheet at December 31, 1999 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. A summary of the Company's significant accounting policies and other information necessary to understand the consolidated financial statements is included in the Company's audited financial statements for the year ended December 31, 1999 and 1998 as contained in the Company's Form 10-KSB for its year ended December 31,1999. Such financial statements should be read in connection with these financial statements.


2.  INCOME TAXES

    The Company has reviewed its net deferred tax asset for the three month period ended March 31, 2000, together with net operating loss carryforwards, and has decided to forego recognition of potential tax benefits arising therefrom. In making this determination, the Company has considered the Company's history of tax losses incurred since inception and the fact that the Company is still within the development stage. As a result, the Company's net deferred tax has been fully reserved.


3.  NEW ACCOUNTING STANDARD

    In June 1998, the Financial Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) which established accounting and reporting standards for derivative instruments and hedging activities. Effective for all fiscal quarters in years beginning after June 15, 2000. SFAS 133 requires the Company to recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value on an on-going basis. The Company is considering the effect of adopting SFAS 133 on its financial statements and has preliminarily determined that it will have no effect on the Company's financial condition or results of operations. The Company plans to adopt the statement on July 1, 2000.


4.  RECLASSIFICATION

    Certain reclassifications of prior year balances have been made to conform to current year classifications.

BIOLABS, INC. - FORM 10QSB - QUARTERLY REPORT
-------------------------------------------------------------------------------


BIOLABS, INC.
(a New York Corporation)
(a development stage company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
(U.S.$)

MARCH 31, 2000
-------------------------------------------------------------------------------


5.  SECURITIES TRANSACTIONS

    During the quarter ended March 31, 2000, the Company completed private placements of additional securities to six purchasers, three of whom were pre-existing shareholders of the Company. Net proceeds from these placements totalled $779,340. The securities were sold in units. Each unit consisted of one common share and a one-half share purchase warrant. Each share purchase warrant entitles the holder to purchase a common share of the Company at prices ranging from $7.00 to $11.125. A total of 140,950 units were involved in the transactions.

    Also during the quarter ended March 31, 2000, stock options at $3.60 per share to purchase 10,000 Common Shares were exercised by two option holders, and stock purchase warrants at $7.00 per share to purchase 9,000 shares were exercised by one warrant holder. The Company realized $99,000 from the option and warrants exercised.

BIOLABS, INC. - FORM 10QSB - QUARTERLY REPORT
-------------------------------------------------------------------------------


ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

BioLabs, Inc., (the "Company" or "BioLabs") is a development stage company formed to manufacture and market certain cancer therapy tests developed by others. The Company entered into a joint venture agreement dated as of November 4, 1998 with an unrelated entity, Biotherapies Incorporated ("Biotherapies") to develop and commercialize a Mammastin Serum Assay (the "MSA") diagnostic. The joint venture operates as a Michigan Limited Liability corporation. The name of such entity is Biomedical Diagnostics, LLC (the "Joint Venture"). The Company also owns a 12.6% minority interest in Biotherapies.

As of December 31, 1999, March 31, 2000, and currently, BioLabs holds a 50% equity interest in the Joint Venture with Biotherapies. The Joint Venture holds the exclusive worldwide rights to manufacture, market and distribute the MSA diagnostic for breast cancer. The MSA is presently undergoing Phase I Clinical Trials which are designed to provide sufficient data to seek Pre-Market Approval ("PMA") from the U.S. Food and Drug Administration ("FDA"). FDA determination for MSA is anticipated by the first quarter of 2001.

As noted, in addition, the Company holds a 12.6% equity interest in Biotherapies. Biotherapies is a privately held biotechnology company specializing in the development of innovative cancer diagnostic and therapeutic products. Biotherapies holds the exclusive rights, through the University of Michigan, to patent applications for the use of Mammastatin as a diagnostic and therapeutic for breast cancer. On June 15, 1999, with the financial support of BioLabs, Biotherapies began Phase I/II of Clinical Trials utilizing Mammastatin to treat Stage IV breast cancer, at the M.D. Anderson Cancer Center, Department of Breast Medical Oncology, at the University of Texas. Clinical trials are expected to end by mid 2000.

The Company intends to seek additional collaborative relationships to locate and develop cancer inhibitor proteins associated with other common forms of cancer, as well as continuing to fund existing research projects with Biotherapies to discover other related proteins that perform similar growth inhibitory functions in other frequently cancerous tissues, such as the prostate, ovary, colon and lung.

PLAN OF OPERATION/CAPITAL REQUIREMENTS

The Company has no revenue from operations, is in the start-up phase with its existing assets and has no significant assets, tangible or intangible, other than the opportunities for the Joint Venture described herein. There is no assurance that the Company will ever earn revenue, operate profitability or provide a return on investment to its security holders. The Company's activities to date have consisted primarily of efforts to raise funds, establish a joint venture relationship with Biotherapies for the manufacture and sale of the MSA test, and acquire an equity interest in Biotherapies. As currently structured, the Company proposes to derive all its revenue from its 50% partnership in the Joint Venture. A critical part of the Company's business plan requires the Company to fund 50% of the costs to develop, manufacture, market and distribute the MSA test.

Critical features of the MSA test (certain antibodies) are currently being developed by the Joint Venture for use in clinical trials. The results of these trials will be submitted in an application to the FDA for approval of the MSA test as a medical device. It is anticipated that this application will be submitted by the end of the second quarter of 2000 with FDA action with respect to the application expected during the fourth quarter of 2000. Based on such timetable, the MSA test is not expected to be launched in North America until the first quarter of 2001, at the earliest.

Final product development manufacturing, marketing, sales and distribution of the MSA test is expected to require a significant amount of additional capital. Under the terms of the Joint Venture Agreement, each member of the Joint Venture is obligated to fund its 50% portion of additional capital requirements. The Company intends to finance its portion of these expenses through the proceeds of the sales of securities by future private placements of securities or registered public offering transactions.

At the current time, the Company's only sources for additional capital are through transactions relating to prospective participations (licensing or other affiliations) in its development stage assets and rights, or additional placements of the Company's securities. In order to raise the capital required for its future activities, until such time as the Joint

BIOLABS, INC. - FORM 10QSB - QUARTERLY REPORT
-------------------------------------------------------------------------------


Venture can generate revenues from operations, the Company anticipates placing additional securities with investors in registered offerings or exempt transactions.

Although the Company is also exploring licensing opportunities which would, if consummated, enable it to pay such sums to Biotherapies, when due, without future capital raise-ups, there can be no assurance thereof. The potential insufficiency of funds is a significant risk factor. The Company is unable to assure that sufficient funds will be available, when necessary, to meet its obligations to Biotherapies, or that such funds, if available, will be available on terms and conditions which are favourable to pre-existing investors in the Company. The failure of the Company to meeting its obligations to Biotherapies, when due, can result in a dilution of the Company's interest in the Joint Venture.

LIQUIDITY

Based on the current state of affairs, Management believes that the Company has adequate current cash resources, if appropriately allocated, to continue current operations as is, for approximately 12 months or such sooner date, if sooner, that the MSA test is launched as a commercial product. The Company's viability is dependent on the achievement of certain commercialization goals and milestones by the Joint Venture within that time period, and, even then, continued viability may be dependent at least for some undetermined period, on the Company's ability to attract additional investment capital. There can be no assurance that the Company will be able to successfully raise the capital required, when required, to meet its proportionate costs in the future. The potential insufficiency of funds is a significant risk factor.

None of the Company's current officers are employed directly by the Company. Although such officers are engaged substantially full-time for the Company, in accordance with Canadian practice, they are employed by the Company through a personal services holding company. The Company has three full-time persons engaged through the holding Company, and two other administrative employees, employed directly.

ADDITIONAL CAPITAL REQUIREMENTS OF THE JOINT VENTURE

In the event that additional capital is required by the Joint Venture, each member of the Joint Venture is obligated to funds its 50% portion of the total requirements. As noted, the Company is not aware whether Biotherapies has the financial capacity to pay its portion of the Joint Venture expenses. Should either member of the Joint Venture fail to fund the shortfall within 60 days of the due date, the other member has the option to fund the shortfall and correspondingly dilute the non-funding member's ownership interest in the Joint Venture. The Company currently has no way of raising its portion of the Joint Venture capital otherwise than through the sale of securities by future private placements or registered public offering transactions.

PROPOSED TRANSACTIONS

As of March 31, 2000, the Company owned a 12.6% limited stock interest in Biotherapies. The Company proposes to further increase its stock interest in Biotherapies. In 1999, the Company acquired 800,000 Series C preferred shares of I.D. Certify for $800,160. The Company proposes to exchange the 800,000 Series C preferred shares and issue 1,100,000 BioLabs Common Shares, subject to finalization, for 100,000 Biotherapies' shares owned by an unrelated seller, Dynamed, Inc., a Washington State privately owned corporation, plus Dynamed's interest in a separate joint venture with Biotherapies relating to a test for prostrate cancer. The Company has paid a non-refundable $50,000 deposit to Dynamed Inc. There is no assurance that the transaction will be completed, or that if completed, it will prove to be beneficial to the Company or its security holders. If the transaction is completed, it will increase the Company's equity interest in Biotherapies to approximately 27%, and heighten the Company's dependence upon the uncertain future progress of Biotherapies.

BIOLABS, INC. - FORM 10QSB - QUARTERLY REPORT
-------------------------------------------------------------------------------


                                     PART II


ITEM 1   LEGAL PROCEEDINGS

None


ITEM 2   CHANGES IN SECURITIES

During the fiscal quarter ended March 31, 2000, the Company issued additional Common Stock and other securities for cash and received $878,340.

The securities issuances consisted of private placements of additional Common Stock and warrants to six purchasers, three of whom were pre-existing securities holders of the Company. The proceeds from these placements totaled $779,340. The securities were sold in units consisting of one Common Share and a one-half share purchase warrant. Each share purchase warrant entitles the holder to purchase a common share of the Company at prices ranging from $7.00 to $11.125 per share. A total of 140,950 units were involved in the transactions.

Also during the quarter ended March 31, 2000, stock options at $3.60 per share to purchase 10,000 Common Shares were exercised by two option holders, and stock purchase warrants at $7.00 per share to purchase 9,000 shares were exercised by one warrant holder. The Company realized $99,000 from the option and warrants exercised.

The units issuances, and the options and warrant exercises, did not involve an underwriter or other placement agent. The Company received 100% of the purchase price/exercise price of such securities. The Company relied under Section 4(2) of the Securities Act of 1993 for its exemption from the registration requirements with respect to such placements.


ITEM 3   DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4   SUBMISSION OF MATTERS OF A VOTE OF SECURITY HOLDERS

None


ITEM 5   OTHER INFORMATION

None


ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

There were no reports on Form 8-K filed by the Company during the quarter.

The following exhibits are filed herewith:

         Financial Data Schedule

BIOLABS, INC. - FORM 10QSB - QUARTERLY REPORT
-------------------------------------------------------------------------------


                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 BIOLABS, INC.
                                 (Registrant)


Dated May 11, 2000                /s/  E. Greg McCartney
                                 --------------------------------------------
                                 E. Greg McCartney
                                 President, Chief Executive Officer
                                 and Chairman


Dated May 11, 2000                /s/  Lawrence J. Pasemko
                                 --------------------------------------------
                                 Lawrence J. Pasemko
                                 Chief Financial Officer