Form 10QSB
period 2000-06-30
BIOLABS INC
filed 2000-08-14
CIK 1084966

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended JUNE 30, 2000 .
                                           ---------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
            For the transition period from ________________ to _________________
            Commission file number 0-30252
                                   -----------------------------------------

                                  BIOLABS, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

   NEW YORK                                           98-0163232
---------------------------------------------       -------------------------
(State or other jurisdiction of incorporation       (I.R.S. Employer
 or organization)                                    Identification No.)

 1A-3033 KING GEORGE HIGHWAY, SURREY B.C. CANADA              V4P 1B8
 -----------------------------------------------              -------
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number:    (604) 542-0820
                           --------------------------------

-----------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                 CLASS                      OUTSTANDING AT AUGUST 9, 2000

    Common Stock, par value $0.0001                   9,474,524

BIOLABS, INC. - FORM 10QSB - QUARTERLY REPORT
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                                                                        Page
                                                                                                                        ----
PART I   - FINANCIAL INFORMATION
    Item 1    Financial Statements.......................................................................................3
    Item 2    Management's Discussion and Analysis or Plan of Operation..................................................9


PART II - OTHER INFORMATION
    Item 1    Legal Proceedings.........................................................................................12
    Item 2    Changes in Securities.....................................................................................12
    Item 3    Defaults Upon Senior Securities...........................................................................12
    Item 4    Submission of Matters to a Vote of Security Holders.......................................................12
    Item 5    Other Information.........................................................................................12
    Item 6    Exhibits and Reports on Form 8-K..........................................................................12

SIGNATURES    ..........................................................................................................13


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

BIOLABS, INC. - FORM 10QSB - QUARTERLY REPORT
--------------------------------------------------------------------------------

                                     PART I


ITEM 1   FINANCIAL STATEMENTS

BIOLABS, INC.
(a New York Corporation)
(a development stage company)
BALANCE SHEETS
(Unaudited)
(U.S.$)

                                                                              JUNE 30,        DECEMBER 31,
                                                                                2000              1999
----------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                               $2,489,051       $   411,272
     Accounts receivable                                                         18,436            19,540
     Prepaid expenses                                                            32,045            30,929
---------------------------------------------------------------------------------------------------------
                                                                              2,539,532           461,741
DEPOSIT ON PURCHASE                                                              50,000            50,000
INVESTMENT IN I.D. CERTIFY, INC. - Preferred shares                             800,160           800,160
CONVERTIBLE PROMISSORY NOTE - Biotherapies Incorporated                         400,000                -
LONG-TERM INVESTMENT IN:
     Biomedical Diagnostics, LLC                                              2,671,237         2,809,814
     Biotherapies Incorporated - shares (12.6%; 1999-11.1%)                   1,735,000         1,335,000
OFFICE EQUIPMENT, net                                                            16,039            17,814
---------------------------------------------------------------------------------------------------------
                                                                             $8,211,968        $5,474,529
=========================================================================================================
LIABILITIES

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                                $   92,928        $  371,470
     Promissory notes payable - related parties                                      -             40,132
     Promissory notes payable - shareholders                                  1,500,000                -
---------------------------------------------------------------------------------------------------------
                                                                              1,592,928           411,602
---------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value.
     Authorized 100,000,000 shares;
     Issued: 2000 - 1,681,737; 1999 - 2,000,000                                     168               200
Common stock, $.0001 par value.
     Authorized 100,000,000 shares;
     Issued: 2000 - 9,433,374; 1999 - 8,178,997                                     943               818
Additional paid-in capital                                                   10,385,443         7,922,442
Accumulated deficit                                                          (3,767,514)       (2,860,533)
----------------------------------------------------------------------------------------------------------
                                                                              6,619,040         5,062,927
----------------------------------------------------------------------------------------------------------
                                                                             $8,211,968        $5,474,529
=========================================================================================================

The accompanying notes are an integral part of these financial statements.

BIOLABS, INC. - FORM 10QSB - QUARTERLY REPORT
--------------------------------------------------------------------------------

BIOLABS, INC.
(a New York Corporation)
(a development stage company)
STATEMENT OF OPERATIONS
(Unaudited)
(U.S.$)


                                                     FOR THE 3 MONTHS ENDED         FOR THE 6 MONTHS ENDED    TOTAL FROM
                                                     ----------------------         ----------------------   INCEPTION TO
                                                    JUNE 30,        JUNE 30,        JUNE 30,       JUNE 30,     JUNE 30,
                                                      2000             1999           2000           1999         2000
-------------------------------------------------------------------------------------------------------------------------
REVENUE                                           $     -        $     -         $     -        $     -         $     -

EXPENSES
   Automobile                                           4,341          1,191           5,541          2,676        50,409
   Depreciation and amortization                        1,532          1,350           3,064          3,921        17,770
   Interest and bank charges                           27,883          1,189          28,426          3,123        46,565
   Investor relations                                  70,343         29,850         149,538         90,979       272,867
   Legal and accounting                                65,206         33,477         150,925         58,215       436,318
   Listing and share transfer fees                     11,578          1,413          18,840          4,693       104,435
   Management and consulting fees                     122,888        103,271         233,341        182,308     1,701,232
   Office and miscellaneous                            25,816         36,140          65,332         62,620       169,304
   Rent and occupancy costs                             6,948          6,786          14,373         14,076        44,913
   Salaries and benefits                               10,835          6,048          18,259          9,175        41,040
   Telephone                                            8,088          6,734          13,539          9,884        49,174
   Travel and promotion                                34,392         19,997          83,267         46,165       528,516
-------------------------------------------------------------------------------------------------------------------------
                                                      389,850        247,446         784,445        487,835     3,462,543
-------------------------------------------------------------------------------------------------------------------------
LOSS BEFORE OTHER ITEMS                              (389,850)      (247,446)       (784,445)      (487,835)   (3,462,543)
   Interest and miscellaneous income                   14,492          2,628          16,041          3,366        23,792
   Equity in loss of biomedical diagnostics, LLC      (64,908)       (54,458)       (138,577)       (54,458)     (328,763)
--------------------------------------------------------------------------------------------------------------------------
NET LOSS                                            $(440,266)     $(299,276)      $(906,981)     $(538,927)  $(3,767,514)
==========================================================================================================================
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                        8,897,658      8,102,531       8,609,931      7,774,630
=========================================================================================================================
LOSS PER COMMON SHARE                                 $ (0.05)       $ (0.04)        $ (0.11)       $ (0.07)
=========================================================================================================================

The accompanying notes are an integral part of these financial statements.

BIOLABS, INC. - FORM 10QSB - QUARTERLY REPORT
--------------------------------------------------------------------------------

BIOLABS, INC.
(a New York Corporation)
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(U.S.$)


JUNE 30, 2000
--------------------------------------------------------------------------------

                                               Common stock      Preferred shares   Additional                    Total
                                            ------------------   ----------------
                                             Number               Number              paid-in     Accumulated stockholders'
                                            of Shares   Amount   of Shares amount     Capital       Deficit      Equity
--------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                  8,178,997   $  818   2,000,000  $  200   $7,922,442  $(2,860,533)  $5,062,927
Issue of common stock for settlement
   of debt                                    242,528       24        -         -       320,982         -         321,006
Stock options exercised                        55,000        5        -         -        80,995         -          81,000
Issue of common stock for cash                629,586       63        -         -     1,998,025         -       1,998,088
Stock purchase warrants exercised               9,000        1        -         -        62,999         -          63,000
Preferred stock converted to common           318,263       32    (318,263)    (32)        -            -            -
Net loss                                           -        -         -         -          -        (906,981)    (906,981)
--------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2000                      9,433,374   $  943   1,681,737  $  168  $10,385,443  $(3,767,514)  $6,619,040
=========================================================================================================================


The accompanying notes are an integral part of these financial statements.

BIOLABS, INC. - FORM 10QSB - QUARTERLY REPORT
--------------------------------------------------------------------------------

BIOLABS, INC.
(a New York Corporation)
(a development stage company)
STATEMENT OF CASH FLOWS
(Unaudited)
(U.S.$)


                                                    FOR THE 3 MONTHS ENDED         FOR THE 6 MONTHS ENDED     TOTAL FROM
                                                    ----------------------         ----------------------    INCEPTION TO
                                                    JUNE 30,        JUNE 30,       JUNE 30,       JUNE 30,     JUNE 30,
                                                      2000             1999          2000           1999          2000
-------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                         $(440,266)     $(299,276)      $(906,981)     $(538,927)  $(3,767,514)
   Adjustment to reconcile net loss to cash
   used in operating activities:
     Depreciation and amortization                      1,532          1,350           3,064          3,921        17,770
     Equity in loss of Biomedical Diagnostics LLC      64,908         54,458         138,577         54,458       328,763
     Expenses paid by issuance of stock                    -          60,000              -          60,000        68,817
     Changes in operating assets and liabilities:
       Accounts receivable                             (1,067)        (4,675)          1,104        (18,970)      (18,436)
       Prepaid expenses                               (22,500)        11,038          (1,116)       (12,833)      (32,045)
       Promissory notes payable                            -              -               -              -        387,527
       Accounts payable                                11,663        (41,617)          2,332         90,376     1,366,302
-------------------------------------------------------------------------------------------------------------------------
                                                     (385,730)      (218,722)       (763,020)      (361,975)   (1,648,816)
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures on equipment                       -          (2,716)         (1,289)       (14,158)      (24,992)
   Purchase of shares of Biotherapies Inc.                 -              -         (400,000)            -     (1,495,000)
   Investment in Biomedical Diagnostics LLC                -        (500,000)             -      (1,000,000)   (3,000,000)
   Investment in I.D. Certify, Inc.                        -              -               -              -       (800,160)
   Convertible promissory note                       (400,000)            -         (400,000)            -       (400,000)
   Deposit on purchase                                     -              -               -              -        (50,000)
   Organizational costs                                    -              -               -              -         (8,817)
--------------------------------------------------------------------------------------------------------------------------
                                                     (400,000)      (502,716)       (801,289)    (1,014,158)   (5,778,969)
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Common stock issued for cash                     1,263,748             -        2,142,088             -      2,850,925
   Preferred stock subscriptions                           -        (300,000)             -        (114,000)           -
   Preferred stock issued for cash                         -         683,888              -       1,729,325     5,565,911
   Promissory note payable                          1,500,000             -        1,500,000             -      1,500,000
-------------------------------------------------------------------------------------------------------------------------
                                                    2,763,748        383,888       3,642,088      1,615,325     9,916,836
-------------------------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH                                1,978,018       (337,550)      2,077,779        239,192     2,489,051
CASH, BEGINNING                                       511,033        658,895         411,272         82,153            -
-------------------------------------------------------------------------------------------------------------------------
CASH, ENDING                                       $2,489,051       $321,345      $2,489,051       $321,345    $2,489,051
=========================================================================================================================
NON-CASH FINANCING AND INVESTING ACTIVITIES:
   Common stock issued to settle debt               $ 286,006        $   -         $ 321,006       $872,500    $1,660,901
   Common stock issued for shares of
        Biotherapies Inc.                             $   -          $   -         $   -          $   -        $  240,000
   Common stock issued for services                   $   -        $  60,000       $   -          $  60,000   $    68,817
=========================================================================================================================

The accompanying notes are an integral part of these financial statements.

BIOLABS, INC. - FORM 10QSB - QUARTERLY REPORT
--------------------------------------------------------------------------------

BIOLABS, INC.
(a New York Corporation)
(a development stage company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
(U.S.$)

JUNE 30, 2000
--------------------------------------------------------------------------------


1.  UNAUDITED FINANCIAL STATEMENTS

    The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of results of operations have been included in the financial statements. Results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2000.

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

2.  INCOME TAXES

    The Company has reviewed its net deferred tax asset for the six month period ended June 30, 2000, together with net operating loss carryforwards, and has decided to forego recognition of potential tax benefits arising therefrom. In making this determination, the Company has considered the Company's history of tax losses incurred since inception and the fact that the Company is still within the development stage. As a result, the Company's net deferred tax has been fully reserved.

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

5.  STOCK TRANSACTIONS

    During the quarter ended June 30, 2000, the Company completed private placements of additional securities to two purchasers. Net proceeds from these placements totalled $1,218,750. The securities were sold in units. Each unit consisted of one common share and a one-half share purchase warrant. Each share purchase warrant entitles the holder to purchase a common share of the Company at prices ranging from $4.00 to $4.75. A total of 488,636 units were involved in the transactions.

    Also during the quarter ended June 30, 2000, stock options at $1.00 per share to purchase 45,000 Common Shares were exercised by an option holder to net the Company $45,000.

    The Company also issued 237,528 common shares during the quarter ended June 30, 2000, to settle debts totalling $286,006.

BIOLABS, INC. - FORM 10QSB - QUARTERLY REPORT
--------------------------------------------------------------------------------



    204,013 preferred shares were converted into 204,013 common shares during the quarter ended June 30, 2000.

6.  SUBSEQUENT EVENTS

    Subsequent to June 30, 2000, the Company converted the promissory note receivable from Biotherapies, Inc. into 16,000 common shares of Biotherapies, Inc. and purchased an additional 28,000 shares for $700,000, increasing its equity interest in Biotherapies, Inc. from 12.6% to 17.3%.

    Subsequent to June 30, 2000, 41,150 preferred shares were converted into 41,150 common shares.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

BioLabs, Inc., (the "Company" or "BioLabs") is a development stage company formed to manufacture and market certain cancer therapy tests developed by others. The Company entered into a joint venture agreement dated as of November 4, 1998 with an unrelated entity, Biotherapies Incorporated ("Biotherapies") to develop and commercialize a Mammastatin Serum Assay (the "MSA") diagnostic. The joint venture operates as a Michigan Limited Liability corporation. The name of such entity is Biomedical Diagnostics, LLC (the "Joint Venture"). The Company also owns a 12.6% minority interest in Biotherapies.

As of December 31, 1999, June 30, 2000, and currently, BioLabs holds a 50% equity interest in the Joint Venture with Biotherapies. The Joint Venture holds the exclusive worldwide rights to manufacture, market and distribute the MSA diagnostic for breast cancer. The MSA is presently undergoing Phase I Clinical Trials which are designed to provide sufficient data to seek Pre-Market Approval ("PMA") from the U.S. Food and Drug Administration ("FDA"). FDA determination for MSA is anticipated by the first quarter of 2001.

As noted, in addition, the Company holds a 12.6% equity interest in Biotherapies. Biotherapies is a privately held biotechnology company specializing in the development of innovative cancer diagnostic and therapeutic products. Biotherapies holds the exclusive rights, through the University of Michigan, to patent applications for the use of Mammastatin as a diagnostic and therapeutic for breast cancer. On June 15, 1999, with the financial support of BioLabs, Biotherapies began Phase I/II of Clinical Trials utilizing Mammastatin to treat Stage IV breast cancer, at the M.D. Anderson Cancer Center, Department of Breast Medical Oncology, at the University of Texas. Biotherapies has advised the Company that the Clinical trials have been put on hold by the FDA pending resolution of certain production control issues.

Currently, Biotherapies is working with officials at MD Anderson Cancer Center, the FDA, and the Company's Contract Research Organization (CRO) to satisfy the FDA and to have the clinical hold released as soon as possible.

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

Critical features of the MSA test (certain antibodies) are currently being developed by the Joint Venture for use in clinical trials. The results of these trials will be submitted in an application to the FDA for approval of the MSA test as a medical device. It is anticipated that this application will be submitted by the end of the third quarter of 2000 with FDA action with respect to the application expected during the first quarter of 2001. Based on such timetable, the MSA test is not expected to be launched in North America until the second quarter of 2001, at the earliest.

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

BIOLABS, INC. - FORM 10QSB - QUARTERLY REPORT
--------------------------------------------------------------------------------

At the current time, the Company's only sources for additional capital are through transactions relating to prospective participations (licensing or other affiliations) in its development stage assets and rights, or additional placements of the Company's securities. In order to raise the capital required for its future activities, until such time as the Joint Venture can generate revenues from operations, the Company anticipates placing additional securities with investors in registered offerings or exempt transactions.

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

SHORT-TERM BORROWING - PROMISSORY NOTE PAYABLE

The Company has borrowed, from a major shareholder, $1,500,000 at 10% interest, compounded semi-annually secured by a promissory note. The note is due and payable on the earlier of one year from the date of issue or ten days after the Company completing a net financing of not less than $10,000,000. As consideration the shareholder also received the right to acquire up to 300,000 shares of the Company at $6.50 per share expiring October 27, 2001.

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

PROPOSED TRANSACTIONS

As of June 30, 2000, the Company owned a 12.6% limited stock interest in Biotherapies. The Company proposes to further increase its stock interest in Biotherapies. In 1999, the Company acquired 800,000 Series C preferred shares of I.D. Certify for $800,160. The Company proposes to exchange the 800,000 Series C preferred shares and issue 1,100,000 BioLabs Common Shares, subject to finalization, for 100,000 Biotherapies' shares owned by an unrelated seller, Dynamed, Inc., a Washington State privately owned corporation, plus Dynamed's interest in a separate joint venture with Biotherapies relating to a test for prostrate cancer. The Company has paid a non-refundable $50,000 deposit to Dynamed Inc. There is no assurance that the transaction will be completed, or that if completed, it will prove to be beneficial to the Company or its security holders. If the transaction is completed, it will increase the Company's equity interest in Biotherapies to approximately 27%, and heighten the Company's dependence upon the uncertain future progress of Biotherapies.

BIOLABS, INC. - FORM 10QSB - QUARTERLY REPORT
--------------------------------------------------------------------------------


SUBSEQUENT EVENT

Subsequent to June 30, 2000, the Company converted a $400,000 promissory note receivable from Biotherapies, Inc. into 16,000 common shares of Biotherapies, Inc. and purchased an additional 28,000 shares for $700,000, increasing its equity interest in Biotherapies, Inc. from 12.6% to 17.3%.

RESULTS OF OPERATIONS

Three months ended June 30, 2000 compared to three months ended June 30, 1999.

For the quarter ended June 30, 2000, the Company incurred a loss of $440,266 compared to $299,276 for the three months ended June 30, 1999, an increase of $140,990. The increase in the loss is primarily due to; increases in investor relations of $40,493 for the provision of stockholder services, increases in professional fees of $31,729 for regulatory matters, increases in management and consulting fees and travel and promotion of $34,012 as the company investigated potential investment opportunities and an increase in interest charges of $26,694 which is attributable to interest on new short-term borrowings of $1,500,000 which bears interest at 10%.

Six months ended June 30, 2000 compared to six months ended June 30, 1999.

For the six months ended June 30, 2000, the Company incurred a loss of $906,981 compared to $538,927 for the six months ended June 30, 1999, an increase of $368,054. The increase in the loss is primarily due to; increases in professional fees of $92,710 for matters relating to regulatory filings and financings, an increase in the Company's 50% share of the Biomedical Diagnostics LLC loss of $84,119, increase in investor relations of $58,559 for the provision of stockholder services, increase in management and consulting fees and travel of $88,135 as the Company investigated potential investment opportunities, an increase in interest charges of $25,303 which is attributable to interest on new short-term borrowings of $1,500,000 which bears interest at 10% and an increase in salaries and benefits of $9.084 reflecting the addition of one full time office staff.

BIOLABS, INC. - FORM 10QSB - QUARTERLY REPORT
--------------------------------------------------------------------------------

                                     PART II


ITEM 1   LEGAL PROCEEDINGS

None




ITEM 2   CHANGES IN SECURITIES

During the fiscal quarter ended June 30, 2000, the Company issued additional Common Stock and other securities for cash and received $1,218,750.

The securities issuances consisted of private placements of additional Common Stock and warrants to two purchasers. The securities were sold in units consisting of one Common Share and a one-half share purchase warrant. Each share purchase warrant entitles the holder to purchase a common share of the Company at prices ranging from $4.00 to $4.75 per share. A total of 488,636 units were involved in the transactions.

Also during the quarter ended June 30, 2000, stock options at $1.00 per share to purchase 45,000 Common Shares were exercised by an option holder to net the Company $45,000.

The units issuances, and the option exercise, did not involve an underwriter or other placement agent. The Company received 100% of the purchase price/exercise price of such securities. The Company relied under Section 4(2) of the Securities Act of 1993 for its exemption from the registration requirements with respect to such placements.


ITEM 3   DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4   SUBMISSION OF MATTERS OF A VOTE OF SECURITY HOLDERS

None


ITEM 5   OTHER INFORMATION

None


ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

There were no reports on Form 8-K filed by the Company during the quarter.

The following exhibits are filed herewith:

         Financial Data Schedule

BIOLABS, INC. - FORM 10QSB - QUARTERLY REPORT
--------------------------------------------------------------------------------


                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 BIOLABS, INC.
                                 (Registrant)


Dated August 9, 2000              /s/  E. GREG MCCARTNEY
                                 --------------------------------------------
                                 E. Greg McCartney
                                 President, Chief Executive Officer
                                 and Chairman


Dated August 9, 2000              /s/  LAWRENCE J. PASEMKO
                                 --------------------------------------------
                                 Lawrence J. Pasemko
                                 Chief Financial Officer