Form 10QSB
period 2000-09-30
BIOLABS INC
filed 2000-11-14
CIK 1084966

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
               For the quarterly period ended SEPTEMBER 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
      For the transition period from ________________ to _________________
      Commission file number 0-30252

                                 BIOLABS, INC.
                ------------------------------------------------
                 (Name of small business issuer in its charter)

           NEW YORK                                        98-0163232
-------------------------------                  -------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

 1A-3033 KING GEORGE HIGHWAY,
     SURREY B.C. CANADA                                      V4P 1B8
-------------------------------                  -------------------------------
   (Address of principal                                    (Zip Code)
     executive offices)

Issuer's telephone number: (604) 542-0820



---------------------------------------------------
Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          CLASS                                  OUTSTANDING AT NOVEMBER 2, 2000

Common Stock, par value $0.0001                                9,727,075

BIOLABS, INC. -- FORM 10QSB -- QUARTERLY REPORT
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                            Page
PART I  -- FINANCIAL INFORMATION
    Item 1    Financial Statements.............................................3
    Item 2    Management's Discussion and Analysis or Plan of Operation........9

PART II -- OTHER INFORMATION
    Item 1    Legal Proceedings...............................................12
    Item 2    Changes in Securities...........................................12
    Item 3    Defaults Upon Senior Securities.................................12
    Item 4    Submission of Matters to a Vote of Security Holders.............12
    Item 5    Other Information...............................................12
    Item 6    Exhibits and Reports on Form 8-K................................12

SIGNATURES....................................................................13


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

BIOLABS, INC. -- FORM 10QSB -- QUARTERLY REPORT
--------------------------------------------------------------------------------


                                     PART I


ITEM 1       FINANCIAL STATEMENTS

BIOLABS, INC.
(a New York Corporation)
(a development stage company)
BALANCE SHEETS
(Unaudited)
(U.S.$)

                                                               SEPTEMBER 30,    DECEMBER 31,
                                                                   2000             1999
--------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                    $2,208,573        $411,272
     Amounts receivable                                               19,643          19,540
     Prepaid expenses                                                 18,545          30,929
--------------------------------------------------------------------------------------------
                                                                   2,246,761         461,741
--------------------------------------------------------------------------------------------

DEPOSIT ON PURCHASE                                                   50,000          50,000
INVESTMENT IN I.D. CERTIFY, INC. - Preferred shares                  800,160         800,160
LONG-TERM INVESTMENT IN:
     Prion Developmental Laboratories, Inc. - shares (14.29%)      1,000,010            --
     Biomedical Diagnostics, LLC (50%; 1999 - 50%)                 2,619,781       2,809,814
     Biotherapies Incorporated - shares (17.3%; 1999 - 11.1%)      2,835,000       1,335,000
OFFICE EQUIPMENT, net                                                 14,507          17,814
--------------------------------------------------------------------------------------------
                                                                  $9,566,219      $5,474,529
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------

LIABILITIES

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                        $27,216        $371,470
     Promissory notes payable - related parties                         --            40,132
     Promissory notes payable - shareholder                        3,033,791            --
--------------------------------------------------------------------------------------------
                                                                   3,061,007         411,602
--------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value
     Authorized 100,000,000 shares;
     Issued: 2000 - 1,407,236; 1999 - 2,000,000                          141             200
Common stock, $.0001 par value
     Authorized 100,000,000 shares;
     Issued: 2000 - 9,721,375; 1999 - 8,178,997                          972             818
Additional paid-in capital                                        11,018,542       7,922,442
Accumulated deficit                                               (4,514,443)     (2,860,533)
--------------------------------------------------------------------------------------------
                                                                   6,505,212       5,062,927
--------------------------------------------------------------------------------------------
                                                                  $9,566,219      $5,474,529
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these financial statements.

BIOLABS, INC. -- FORM 10QSB -- QUARTERLY REPORT
--------------------------------------------------------------------------------


BIOLABS, INC.
(a New York Corporation)
(a development stage company)
STATEMENT OF OPERATIONS
(Unaudited)
(U.S.$)


                                                    FOR THE 3 MONTHS ENDED         FOR THE 9 MONTHS ENDED     TOTAL FROM
                                                   ------------------------       ------------------------   INCEPTION TO
                                                 SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                                     2000           1999           2000           1999           2000
--------------------------------------------------------------------------------------------------------------------------

REVENUE                                            $      --      $      --      $      --      $      --      $      --

EXPENSES
   Automobile                                            3,521          3,154          9,062          5,830         53,930
   Depreciation and amortization                         1,532          1,866          4,596          5,787         19,302
   Finders fee                                         200,000           --          200,000           --          200,000
   Interest and bank charges                           156,908          2,234        185,334          5,357        203,473
   Investor relations                                   51,112         19,700        200,650        110,679        323,979
   Legal and accounting                                109,493         25,550        260,418         83,765        545,811
   Listing and share transfer fees                       9,329          2,965         28,169          7,658        113,764
   Management and consulting fees                       97,854         66,988        331,195        249,296      1,799,086
   Office and miscellaneous                             15,346         16,646         80,678         79,266        184,650
   Rent and occupancy costs                              6,831          6,479         21,204         20,555         51,744
   Salaries and benefits                                11,671          5,923         29,930         15,098         52,711
   Telephone                                             4,518          8,692         18,057         18,576         53,692
   Travel and promotion                                 45,034        120,329        128,301        166,494        573,550
--------------------------------------------------------------------------------------------------------------------------
                                                       713,149        280,526      1,497,594        768,361      4,175,692
--------------------------------------------------------------------------------------------------------------------------

LOSS BEFORE OTHER ITEMS                               (713,149)      (280,526)    (1,497,594)      (768,361)    (4,175,692)
   Interest and miscellaneous income                    17,676                        33,717          3,366         41,468
   Equity in loss of Biomedical Diagnostics, LLC       (51,456)       (67,864)      (190,033)      (122,322)      (380,219)
--------------------------------------------------------------------------------------------------------------------------
NET LOSS                                             $(746,929)     $(348,390)   $(1,653,910)     $(887,317)   $(4,514,443)
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------


WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING                                          9,552,172      8,118,997      8,887,428      7,870,474
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------

LOSS PER COMMON SHARE                                   $(0.08)        $(0.04)        $(0.19)        $(0.11)
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------



The accompanying notes are an integral part of these financial statements.

BIOLABS, INC. -- FORM 10QSB -- QUARTERLY REPORT
--------------------------------------------------------------------------------


BIOLABS, INC.
(a New York Corporation)
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(U.S.$)

SEPTEMBER 30, 2000
-------------------------------------------------------------------------------------------------------------------------------
                                              COMMON STOCK        PREFERRED SHARES
                                            -----------------    ------------------    ADDITIONAL                      TOTAL
                                              NUMBER               NUMBER                PAID-IN     ACCUMULATED    STOCKHOLDERS'
                                            OF SHARES  AMOUNT    OF SHARES   AMOUNT      CAPITAL       DEFICIT         EQUITY
-------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999                 8,178,997   $818      2,000,000   $200       $7,922,442   $(2,860,533)    $5,062,927
Issue of common stock for  settlement of
   debt                                      242,528     24           --       --          320,982            --        321,006
Stock options exercised                       68,500      7           --       --          129,593            --        129,600
Issue of common stock for  cash              629,586     63           --       --        1,998,026            --      1,998,089
Stock purchase warrants  exercised             9,000      1           --       --           62,999            --         63,000
Preferred stock converted  to common         592,764     59     (592,764)     (59)              --            --             --
Finance costs related to options                  --     --           --       --          584,500            --        584,500
Net loss                                          --     --           --       --               --    (1,653,910)    (1,653,910)
-------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2000                9,721,375   $972    1,407,236     $141      $11,018,542   $(4,514,443)    $6,505,212
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------



The accompanying notes are an integral part of these financial statements.

BIOLABS, INC. -- FORM 10QSB -- QUARTERLY REPORT
--------------------------------------------------------------------------------


BIOLABS, INC.
(a New York Corporation)
(a development stage company)
STATEMENT OF CASH FLOWS
(Unaudited)
(U.S.$)

                                                    FOR THE 3 MONTHS ENDED         FOR THE 9 MONTHS ENDED         TOTAL FROM
                                                 -----------------------------   -----------------------------   INCEPTION TO
                                                 SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                     2000            1999            2000            1999            2000
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                          $(746,929)      $(348,390)    $(1,653,910)      $(887,317)    $(4,514,443)
   Adjustment to reconcile net loss to cash
   used in operating activities:
     Depreciation and amortization                       1,532           1,866           4,596           5,787          19,302
     Finance costs related to options                  118,291              --         118,291              --         118,291
     Equity in loss of Biomedical Diagnostics
         LLC                                            51,456          67,864         190,033         122,322         380,219
     Expenses paid by issuance of stock                     --              --              --          60,000          68,817
     Changes in operating assets and
         liabilities:
       Amounts receivable                               (1,207)         11,611            (103)         (7,359)        (19,643)
       Prepaid expenses                                 13,500          22,833          12,384          10,000         (18,545)
       Promissory notes payable                             --              --              --              --         387,527
       Accounts payable and accrued liabilities        (65,712)        132,591         (63,380)        222,967       1,300,590
     -------------------------------------------------------------------------------------------------------------------------
                                                      (629,069)       (111,625)     (1,392,089)       (473,600)     (2,277,885)
    --------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures on equipment                        --            (305)         (1,289)        (14,463)        (24,992)
   Purchase of shares of Biotherapies Inc.          (1,100,000)       (515,000)     (1,500,000)       (515,000)     (2,595,000)
   Investment in Biomedical Diagnostics LLC                 --      (1,500,000)             --      (2,500,000)     (3,000,000)
   Purchase of shares of Prion Developmental
     Laboratories, Inc.                             (1,000,010)             --      (1,000,010)             --      (1,000,010)
   Investment in I.D. Certify, Inc.                         --        (800,160)             --        (800,160)       (800,160)
   Convertible promissory note                         400,000              --              --              --              --
   Deposit on purchase                                      --         (50,000)             --         (50,000)        (50,000)
   Organizational costs                                     --              --              --              --          (8,817)
------------------------------------------------------------------------------------------------------------------------------
                                                    (1,700,010)     (2,865,465)     (2,501,299)     (3,879,623)     (7,478,979)
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Common stock issued for cash                         48,601              --       2,190,689              --       2,899,526
   Preferred stock subscriptions                            --              --              --        (414,000)             --
   Preferred stock issued for cash                          --       3,536,586              --       5,565,911       5,565,911
   Promissory note payable                           2,000,000              --       3,500,000              --       3,500,000
------------------------------------------------------------------------------------------------------------------------------
                                                     2,048,601       3,536,586       5,690,689       5,151,911      11,965,437
------------------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE)  IN CASH                      (280,478)        559,496       1,797,301         798,688       2,208,573
CASH, BEGINNING                                      2,489,051         321,345         411,272          82,153            --
------------------------------------------------------------------------------------------------------------------------------
CASH, ENDING                                        $2,208,573        $880,841      $2,208,573        $880,841      $2,208,573
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------

NON-CASH FINANCING AND INVESTING ACTIVITIES:
   Common stock issued to settle debt               $       --      $       --        $321,006        $872,500      $1,660,901
   Common stock issued for shares of
     Biotherapies Inc.                              $       --      $       --      $       --      $       --        $240,000
   Common stock issued for services                 $       --      $       --      $       --         $60,000         $68,817
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------



The accompanying notes are an integral part of these financial statements.

BIOLABS, INC. -- FORM 10QSB -- QUARTERLY REPORT
--------------------------------------------------------------------------------


BIOLABS, INC.
(a New York Corporation)
(a development stage company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
(U.S.$)

SEPTEMBER 30, 2000
--------------------------------------------------------------------------------

1.   UNAUDITED FINANCIAL STATEMENTS

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions for Form 10-QSB and
     Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of results of operations have been included in the financial statements. Results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2000.

     The balance sheet at December 31, 1999 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. A summary of the Company's significant accounting policies and other information necessary to understand the consolidated financial statements is included in the Company's audited financial statements for the years ended December 31, 1999 and 1998 as contained in the Company's Form 10-KSB for its year ended December 31,1999. Such financial statements should be read in connection with these financial statements.

2.   INCOME TAXES

     The Company has reviewed its net deferred tax asset for the nine month period ended September 30, 2000, together with net operating loss carryforwards, and accordingly has not given recognition of potential tax benefits arising therefrom. In making this determination, the Company has considered the Company's history of tax losses incurred since inception and the fact that the Company is still within the development stage. As a result, the Company's net deferred tax has been fully reserved.

3.   NEW ACCOUNTING STANDARD

     In June 1998, the Financial Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) which established accounting and reporting standards for derivative instruments and hedging activities. Effective for all fiscal quarters in years beginning after June 15, 2000. SFAS 133 requires the Company to recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value on an on-going basis. The Company is considering the effect of adopting SFAS 133 on its financial statements and has preliminarily determined that it will have no effect on the Company's financial condition or results of operations. The Company plans to adopt the statement on January 1, 2001.

4.   RECLASSIFICATION

     Certain reclassifications of prior year balances have been made to conform to current year classifications.

5.   STOCK TRANSACTIONS

     During the quarter ended September 30, 2000, stock options at $3.60 per share to purchase 13,500 Common Shares were exercised by an option holder. Net proceeds to the Company were $48,600.

     274,501 preferred shares were converted into 274,501 common shares during the quarter ended September 30, 2000.

6.   INVESTMENTS

     During the quarter ended September 30, 2000, the Company converted the promissory note receivable from Biotherapies, Inc. into 16,000 common shares of Biotherapies, Inc. and purchased an additional 28,000 shares for $700,000, increasing its equity interest in Biotherapies, Inc. from 12.6% to 17.3%.

BIOLABS, INC. -- FORM 10QSB -- QUARTERLY REPORT
--------------------------------------------------------------------------------


     Also during the quarter ended September 30, 2000, the Company invested $1,000,000 in Prion Developmental Laboratories, Inc. ("Prion") pursuant to an Investment Agreement dated September 8, 2000 (the "Investment Agreement") between Prion, Efoora, Inc., the parent company of Prion ("Efoora"), and the Company. The Company invested $1,000,000 on the date of the transaction and committed to invest a further $1,000,000 on the later to occur of September 30, 2000, or Prion's execution of research agreements with certain universities, upon the condition that such research agreements be executed no later than December 30, 2000. In return for its initial investment, the Company received from Prion 1,000,000 shares of Prion common stock, $0.00001 par value ("Prion Common Stock") at a price per share of $1.00, and a warrant (the "Prion Warrant") to purchase an additional one million shares of Prion Common Stock at an exercise price of $0.40 per share. In return for its secondary investment, the Company will receive an additional 1,000,000 Shares of Prion Common Stock.

     The Investment Agreement also grants to the Company the right to receive warrants to purchase up to an additional 1,000,000 shares of Prion Common Stock at any time until March 8, 2001, such warrant to contain terms and conditions identical to the Prion Warrant, except that the purchase price and duration of such warrant, and the exercise price at which the underlying shares of Prion Common Stock may be purchased, shall be as mutually agreed at the time such right is exercised.

     The Prion Warrant is exercisable until March 8, 2002, and may, at the Company's option, be exchanged for a warrant to purchase 1,000,000 shares of the common stock of Efoora, on terms and conditions otherwise identical to those contained in the Prion Warrant.

     Prion is engaged in the business of developing rapid diagnostic assays for the detection of prion disease in humans, animals, food and related products and by-products.

BIOLABS, INC. -- FORM 10QSB -- QUARTERLY REPORT
--------------------------------------------------------------------------------


ITEM 2       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

BioLabs, Inc., (the "Company" or "BioLabs") is a development stage company formed to manufacture and market certain cancer therapy tests developed by others. The Company entered into a joint venture agreement dated as of November 4, 1998 with an unrelated entity, Biotherapies Incorporated ("Biotherapies") to develop and commercialize a Mammastatin Serum Assay (the "MSA") diagnostic. The joint venture operates as a Michigan Limited Liability corporation. The name of such entity is Biomedical Diagnostics, LLC (the "Joint Venture"). The Company also owns a 17.3% minority interest in Biotherapies.

As of December 31, 1999, September 30, 2000, and currently, BioLabs holds a 50% equity interest in the Joint Venture with Biotherapies. The Joint Venture holds the exclusive worldwide rights to manufacture, market and distribute the MSA diagnostic for breast cancer. The MSA is presently undergoing Phase I Clinical Trials which are designed to provide sufficient data to seek Pre-Market Approval ("PMA") from the U.S. Food and Drug Administration ("FDA"). FDA determination for MSA is anticipated by the first quarter of 2001.

As noted, in addition, the Company holds a 17.3% equity interest in Biotherapies. Biotherapies is a privately held biotechnology company specializing in the development of innovative cancer diagnostic and therapeutic products. Biotherapies holds the exclusive rights, through the University of Michigan, to patent applications for the use of Mammastatin as a diagnostic and therapeutic for breast cancer. On June 15, 1999, with the financial support of BioLabs, Biotherapies began Phase I/II of Clinical Trials utilizing Mammastatin to treat Stage IV breast cancer, at the M.D. Anderson Cancer Center, Department of Breast Medical Oncology, at the University of Texas. Biotherapies has advised the Company that the Clinical trials have been put on hold by the FDA pending resolution of certain production control issues. Biotherapies has also advised the Company that the Phase I clinical trials at M.D. Anderson Cancer Center are being closed in favor of recombinant testing. A new trial featuring the recombinant protein will be initiated as soon as animal trials of the recombinant protein are completed. The first clinical test of recombinant protein will also be a Phase I trial performed at M.D. Anderson Cancer Centre.

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

INVESTMENT IN PRION DEVELOPMENTAL LABORATORIES, INC.

During the quarter ended September 30, 2000, the Company invested $1,000,000 in Prion Developmental Laboratories, Inc. ("Prion") pursuant to an Investment Agreement dated September 8, 2000 (the "Investment Agreement") between Prion, Efoora, Inc., the parent company of Prion ("Efoora"), and the Company. The Company invested $1,000,000 on the date of the transaction and committed to invest a further $1,000,000 on the later to occur of September 30, 2000, or Prion's execution of research agreements with certain universities, upon the condition that such research agreements be executed no later than December 30, 2000. In return for its initial investment, the Company received from Prion 1,000,000 shares of Prion common stock, $0.00001 par value ("Prion Common Stock") at a price per share of $1.00, and a warrant (the "Prion Warrant") to purchase an additional one million shares of Prion Common Stock at an exercise price of $0.40 per share. In return for its secondary investment, the Company will receive an additional 1,000,000 Shares of Prion Common Stock.

The Investment Agreement also grants to the Company the right to receive warrants to purchase up to an additional 1,000,000 shares of Prion Common Stock at any time until March 8, 2001, such warrant to contain terms and conditions identical to the Prion Warrant, except that the purchase price and duration of such warrant, and the exercise price at which the underlying shares of Prion Common Stock may be purchased, shall be as mutually agreed at the time such right is exercised.

BIOLABS, INC. -- FORM 10QSB -- QUARTERLY REPORT
--------------------------------------------------------------------------------


The Prion Warrant is exercisable until March 8, 2002, and may, at the Company's option, be exchanged for a warrant to purchase 1,000,000 shares of the common stock of Efoora, on terms and conditions otherwise identical to those contained in the Prion Warrant.

Prion is engaged in the business of developing rapid diagnostic assays for the detection of prion disease in humans, animals, food and related products and by-products.

PLAN OF OPERATION/CAPITAL REQUIREMENTS

The Company has no revenue from operations, is in the start-up phase with its existing assets and has no significant assets, tangible or intangible, other than the opportunities described herein. There is no assurance that the Company will ever earn revenue, operate profitably or provide a return on investment to its security holders. The Company's activities to date have consisted primarily of efforts to raise funds, establish a joint venture relationship with Biotherapies for the manufacture and sale of the MSA test, and acquire equity interests in Biotherapies and Prion. As currently structured, the Company proposes to derive all its revenue from its 50% partnership in the Joint Venture. A critical part of the Company's business plan requires the Company to fund 50% of the costs to develop, manufacture, market and distribute the MSA test.

Critical features of the MSA test (certain antibodies) are currently being developed by the Joint Venture for use in clinical trials. The results of these trials will be submitted in an application to the FDA for approval of the MSA test as a medical device. It is anticipated that this application will be submitted by the end of the fourth quarter of 2000 with FDA action with respect to the application expected during the first quarter of 2001. Based on such timetable, the MSA test is not expected to be launched in North America until the second quarter of 2001, at the earliest.

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

At the current time, the Company's only sources for additional capital are through transactions relating to prospective participations (licensing or other affiliations) in its development stage assets and rights, additional placements of the Company's securities and the short-term borrowings described below. In order to raise the capital required for its future activities, until such time as the Joint Venture can generate revenues from operations, the Company anticipates placing additional securities with investors in registered offerings or exempt transactions.

Although the Company is also exploring licensing opportunities which would, if consummated, enable it to pay such sums to Biotherapies, when due, without future capital raise-ups, there can be no assurance thereof. The potential insufficiency of funds is a significant risk factor. The Company is unable to assure that sufficient funds will be available, when necessary, to meet its obligations to Biotherapies, or that such funds, if available, will be available on terms and conditions which are favourable to existing investors in the Company. The failure of the Company to meeting its obligations to Biotherapies, when due, can result in a dilution of the Company's interest in the Joint Venture.

SHORT-TERM BORROWING - PROMISSORY NOTES PAYABLE

The Company has borrowed, from a major shareholder, $3,500,000 at 10% interest, compounded semi-annually secured by promissory notes. The notes are due and payable on the earlier of one year from the date of issue or ten days after the Company completing a net financing of not less than $10,000,000. As consideration the shareholder received the right to acquire up to 300,000 shares of the Company at $6.50 per share expiring October 27, 2001 and up to 500,000 common shares of the Company at $4.00 per share expiring September 11, 2002.

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

BIOLABS, INC. -- FORM 10QSB -- QUARTERLY REPORT
--------------------------------------------------------------------------------


additional investment capital. There can be no assurance that the Company will be able to successfully raise the capital required, when required, to meet its proportionate costs in the future. The potential insufficiency of funds is a significant risk factor.

None of the Company's current officers are employed directly by the Company. Although such officers are engaged substantially full-time for the Company, in accordance with Canadian practice, they are employed by the Company through personal services holding companies. The Company has four full-time persons engaged through the holding Company, and two other administrative employees, employed directly.

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

INVESTMENT IN PRION DEVELOPMENTAL LABORATORIES, INC.

During the quarter ended September 30, 2000, the Company invested $1,000,000 in Prion Developmental Laboratories, Inc. ("Prion") pursuant to an Investment Agreement dated September 8, 2000 (the "Investment Agreement") between Prion, Efoora, Inc., the parent company of Prion ("Efoora"), and the Company. The Company invested $1,000,000 on the date of the transaction and committed to invest a further $1,000,000 on the later to occur of September 30, 2000, or Prion's execution of research agreements with certain universities, upon the condition that such research agreements be executed no later than December 30, 2000. In return for its initial investment, the Company received from Prion 1,000,000 shares of Prion common stock, $0.00001 par value ("Prion Common Stock") at a price per share of $1.00, and a warrant (the "Prion Warrant") to purchase an additional one million shares of Prion Common Stock at an exercise price of $0.40 per share. In return for its secondary investment, the Company will receive an additional 1,000,000 Shares of Prion Common Stock.

The Investment Agreement also grants to the Company the right to receive warrants to purchase up to an additional 1,000,000 shares of Prion Common Stock at any time until March 8, 2001, such warrant to contain terms and conditions identical to the Prion Warrant, except that the purchase price and duration of such warrant, and the exercise price at which the underlying shares of Prion Common Stock may be purchased, shall be as mutually agreed at the time such right is exercised.

The Prion Warrant is exercisable until March 8, 2002, and may, at the Company's option, be exchanged for a warrant to purchase 1,000,000 shares of the common stock of Efoora, on terms and conditions otherwise identical to those contained in the Prion Warrant.

Prion is engaged in the business of developing rapid diagnostic assays for the detection of prion disease in humans, animals, food and related products and by-products.

PROPOSED TRANSACTIONS

As of September 30, 2000, the Company owned a 17.3% limited stock interest in Biotherapies. The Company proposes to further increase its stock interest in Biotherapies. In 1999, the Company acquired 800,000 Series C preferred shares of I.D. Certify for $800,160. The Company proposes to exchange the 800,000 Series C preferred shares and issue 1,100,000 BioLabs Common Shares, subject to finalization, for 100,000 Biotherapies' shares owned by an unrelated seller, Dynamed, Inc., a Washington State privately owned corporation, plus Dynamed's interest in a separate joint venture with Biotherapies relating to a test for prostate cancer. The Company has paid a non-refundable $50,000 deposit to Dynamed Inc. There is no assurance that the transaction will be completed, or that if completed, it will prove to be beneficial to the Company or its security holders. If the transaction is completed, it will increase the Company's equity interest in Biotherapies to approximately 27%, and heighten the Company's dependence upon the uncertain future progress of Biotherapies.

BIOLABS, INC. -- FORM 10QSB -- QUARTERLY REPORT
--------------------------------------------------------------------------------


RESULTS OF OPERATIONS

Three months ended September 30, 2000 compared to three months ended September 30, 1999.

For the quarter ended September 30, 2000, the Company incurred a loss of $746,929 compared to $348,390 for the three months ended September 30, 1999, an increase of $398,539. The increase in the loss is primarily due to; payment of a $200,000 finders fee with respect to the Company's debt financing; increases in investor relations of $31,412 for the provision of stockholder services, increases in professional fees of $83,943 for regulatory matters, increases in management and consulting fees of $30,866 as the Company investigated potential investment opportunities and an increase in interest charges of $154,674 which is attributable to interest and finance costs on new short-term borrowings of $3,500,000 which bears interest at 10%.

Nine months ended September 30, 2000 compared to nine months ended September 30, 1999.

For the nine months ended September 30, 2000, the Company incurred a loss of $1,653,910 compared to $887,317 for the nine months ended September 30, 1999, an increase of $766,593. The increase in the loss is primarily due to; increases in professional fees of $176,653 for matters relating to regulatory filings and financings, an increase in the Company's 50% share of the Biomedical Diagnostics LLC loss of $67,711, increase in investor relations of $89,971 for the provision of stockholder services, increase in management and consulting fees of $81,899 as the Company investigated potential investment opportunities, an increase in interest and finance costs of $179,977 which is attributable to new short-term borrowings of $3,500,000 which bears interest at 10%; payment of a $200,000 finders fee with respect to the Company's debt financing; and an increase in salaries and benefits of $14,832 reflecting the addition of one full time office staff.

BIOLABS, INC. -- FORM 10QSB -- QUARTERLY REPORT
--------------------------------------------------------------------------------


                                     PART II


ITEM 1       LEGAL PROCEEDINGS

None




ITEM 2       CHANGES IN SECURITIES

During the quarter ended September 30, 2000, stock options at $3.60 per share to purchase 13,500 Common Shares were exercised by an option holder to net the Company $48,600.


ITEM 3       DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4       SUBMISSION OF MATTERS OF A VOTE OF SECURITY HOLDERS

None


ITEM 5       OTHER INFORMATION

None


ITEM 6       EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

On September 25, 2000, the Company filed a current report on Form 8-K dated September 8, 2000 to report under Item 2 (Acquisition or Disposition of Assets) the Execution of the agreement for its investment in Prion Developmental Laboratories, Inc.

The following exhibits are filed herewith:

         Financial Data Schedule

BIOLABS, INC. -- FORM 10QSB -- QUARTERLY REPORT
--------------------------------------------------------------------------------


                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        BIOLABS, INC.
                                        (Registrant)


Dated                                   /s/
                                        ----------------------------------------
                                        E. Greg McCartney
                                        Chief Executive Officer
                                        and Chairman


Dated                                   /s/
                                        ----------------------------------------
                                        Lawrence J. Pasemko
                                        Chief Financial Officer