Form 10KSB
period 2000-12-31
BIOLABS INC
filed 2001-04-17
CIK 1084966

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________ to ________

                    Commission file number: 0-30252

                                  BIOLABS, INC.
                 (Name of small business issuer in its charter)

              NEW YORK                                  98-0163232
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
    incorporation or organization)

      3033 KING GEORGE HIGHWAY , SUITE 1A
        SURREY, BRITISH COLUMBIA, CANADA                     V4A 1B8

    (Address of principal executive offices)              (Zip / Postal Code)

                                 (604) 542-0820
                (Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

         COMMON STOCK, $.0001 PAR VALUE        AMERICAN STOCK EXCHANGE
                (Title of Class)         (Name of Exchange on which Registered)

Securities to be registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $.0001 PAR VALUE
                                (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Issuer's revenues for its most recent fiscal year were $Nil.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, as of April 16, 2001, was approximately $22,917,006 (based upon the closing price for shares of the Issuer's Common Stock as reported by The American Stock Exchange for the last trading date prior to that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of December 31, 2000, 10,987,075 shares of the Issuer's Common Stock, $.0001 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE.
                                     [None.]

Transitional Small Business Disclosure Format (Check one):  YES [   ]   NO [X]

                                  BIOLABS, INC.

                                   FORM 10-KSB
                                TABLE OF CONTENTS

Part     Item(s)                                                                                 Page No.
----     -------                                                                                 --------
I         1       Business                                                                         1
          2       Property                                                                        14
          3       Legal Proceedings                                                               14
          4       Submission of Matters to a Vote of Security Holders                             15

II        5       Market for Common Equity and Related Stockholder Matters                        15
          6       Management's Discussion and Analysis or Plan of Operation                       17
          7       Financial Statements                                                            19
          8       Changes In and Disagreements With Accountants on Accounting
                         and Financial Disclosure                                                 19

III       9       Directors, Executive Officers, Promoters and Control Persons;
                         Compliance with Section 16(a) of the Exchange Act                        19
         10       Executive Compensation                                                          22
         11       Security Ownership of Certain Beneficial Owners and Management                  24
         12       Certain Relationships and Related Transactions                                  25
         13       Exhibits and Reports on Form 8-K                                                26

                  Signatures                                                                     S-1
                  Financial Statements                                                           F-1
                  Exhibits                                                                       E-1

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS.

Certain of the statements included below, including those regarding future financial performance or results that are not historical facts, contain "forward-looking" information as that term is defined in the Securities Exchange Act of 1934, as amended. The words "expect", "believe", "anticipate", "project", "estimate" and similar expressions are intended to identify forward-looking statements. The Company cautions readers that any such statements are not guarantees of future performance or events and that such statements involve risks, uncertainties and assumptions, including but not limited to industry conditions, general economic conditions, interest rates, competition, ability of the Company to successfully manage its growth, and other factors discussed or included by reference in this Form 10-KSB. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, those actual results and outcomes may differ materially from those indicated in the forward-looking statements. Although we believe that the assumptions and estimates reflected in such forward-looking statements are reasonable, we cannot guarantee that our plans, intentions or expectations will be achieved.

ITEM 1.  BUSINESS


OVERVIEW

CORPORATE PROFILE

BioLabs, Inc. (AMEX: GBI) is a New York corporation, having its principal place of business in Surrey, British Columbia, Canada. The Company is doing business as Genesis Bioventures and is referred to as "the Company" or "GBI" throughout this document.

The Company utilizes the scientific and business management expertise of its management team to evaluate and select promising early-stage biotechnology companies for investment. As a financial facilitator in the biotech sector, the Company is actively involved with its portfolio companies and serves as a strategic advisor in key aspects of science, product commercialization, business issues and financial development by providing management expertise aimed at transforming promising medical technology into successful commercial products. GBI has selected the areas of oncology, neurology and infectious diseases as its primary sectors of interest, based on the substantial market potentials for new treatments and diagnostics. These portfolio companies typically would have products in the earlier stages of development prior to initiation of clinical trials, but based on innovative technologies with strong underlying intellectual property and short product development timelines.

The Company's shareholders would participate in increased valuation of the Company's shares as the portfolio companies increase their value. Potential future public offerings or acquisitions of the portfolio companies would provide future financial returns to GBI and its shareholders.

HISTORY OF GENESIS BIOVENTURES

The Company is a New York corporation that was incorporated on September 19, 1994, under the name of Flexx Realm Inc., at which time it was listed as an Over the Counter ("OTC") shell company and did not carry on any tangible business for the most part. On November 3, 1998 the Company changed its name to BioLabs, Inc. at which time it entered into a Joint Venture with Biotherapies and commenced trading on the OTC under the symbol BILB on February 17, 1999. On November 28, 2000, the Company started doing business as Genesis Bioventures and began trading on AMEX on December 19, 2000 under the symbol GBI.

GENESIS BIOVENTURES' CORPORATE OBJECTIVE

The principal mission of GBI is to achieve significant capital appreciation through selected investments in promising biotechnology companies with leading-edge product development programs, strong intellectual property, and scientific excellence. GBI will provide the capital and the strategic guidance needed to rapidly move the product through its development.

THE BIOTECHNOLOGY INDUSTRY

The biotechnology industry is one of the most promising and rapidly growing industries - both the source of medical discoveries that offer new treatments for life threatening diseases and the basis for profitable businesses. The general definition of biotechnology is "the application of organisms, biological systems and biological processes to the production of useful industrial, agricultural or medical products". The

Pharmaceutical Research and Manufacturers of America (PhRMA) defines biotechnology medicines as the application of biological research to developing new medical therapies, such as using proteins or other natural substances to diagnose, prevent or treat disease and applying knowledge of the human genome to identify and develop novel therapeutic or diagnostic agents.

The PhRMA industry report for 2000 contained a survey of the biotechnology medicines sector. At the date of publication of this report, there were 369 biotechnology medicines in development in the United States alone for over 200 different diseases. The three largest groups of new biotechnology products in development were new therapies targeted at cancer (175), infectious diseases (39) and neurological disorders (28); three areas in which new treatments are greatly needed. PhRMA described 2000 as the start of "the century of biology", based on the promise of new breakthroughs in biotechnology as scientists now have the technology base from which to create new and better diagnostics and treatments. The number of biotechnology products in development also has grown substantially in recent years, with an anticipated 60 products expected to be approved for marketing in the next three years.

At the same time, it should be noted that biotechnology is a high-risk industry. New biotech products not only have to be based on innovative technologies, but also have to complete a complex process of pre-clinical and clinical development in order to receive marketing approval from the medical regulatory agency. The successful commercial development of a novel biotech product can generate substantial revenues that more than offset the research and development costs. However, investors in the biotechnology sector need to be aware of the inherent risks, as well as the potential returns. In addition, investors should recognize that successful investments in biotechnology require a long-term commitment and should involve diversification among a portfolio of companies.

GENESIS BIOVENTURES' INVESTMENT STRATEGY

In order to maximize the return on investments in its portfolio companies, GBI has developed an investment strategy that utilizes the in-depth experience of its management team to mitigate the risk associated with the biotechnology industry. GBI has assembled an experienced management team and scientific advisors with the demonstrated ability to identify biotechnology ventures with substantial commercial potential and to assist these companies in increasing their valuation by advancing their products towards the market. Our primary strategy is to select biotech companies developing innovative therapeutic or diagnostic products with relatively short product development timelines in the three identified areas of oncology, neurology and infectious diseases. GBI assists in the corporate development of its portfolio companies by providing management expertise and commercialization strategies aimed at transforming promising medical technologies into successful commercial products.

In order to maximize the return on its investments, GBI selects portfolio companies that have products that appear likely to reach market in three to five years, or are good candidates to conduct an initial public offering or be acquired by a major biotech or pharmaceutical company in this same timeframe. By investing in younger private biotech companies, GBI hopes to secure a substantial equity position in companies that would provide a significant valuation increase in subsequent years.

GBI believes that many biotechnology companies, even those with all the required components for success, lack sufficient resources and management expertise to capitalize on their potential opportunity to develop innovative medical products. To date, venture capital firms have been the traditional sources of capital for emerging biotech companies. These investment groups have primarily focused on providing capital and have not generally offered significant operational resources to support the biotech entrepreneurs. In addition, often these groups have a short-term investment strategy that requires them to capitalize on their investments more rapidly than can be generally expected in the biotech sector.

GBI's objective is to provide both financing and experience in the commercial development of biotechnology companies through the resources of our management and advisory team, and support the portfolio companies through to the stage of maximum valuation for their product development programs. This may include providing our portfolio companies assistance in identifying, evaluating, structuring and negotiating joint ventures, strategic alliances, marketing agreements, acquisitions and other corporate transactions.

SELECTION OF PORTFOLIO COMPANIES AND INVESTMENT PROCESS

GBI has developed a process for evaluating biotechnology companies that permits it to assess the relative merits of potential investments and select those companies which it believes are the most likely to increase substantially in valuation. Among the various factors that GBI requires from its portfolio companies are the following:

* Companies with leading-edge biotechnology that addresses major medical needs, with an emphasis on innovative therapeutics or diagnostics in the areas of oncology, neurology and infectious diseases.

*    Strong intellectual property rights to the underlying technology.

* Product development that has reached the stage of "proof-of-concept", with demonstrated research stage and pre-clinical data.

* Near-term market focus, with a technology base that can generate a pipeline of future products.

* Core management team with strong scientific and product development experience.

* Strong competitive position in the market, with specific emphasis on novel and innovative approaches to medical problems.

GBI believes that each of these factors is an important component in the future success of a biotech company and our investment process assesses each of these critical elements during our investment analysis process.

The selection and investment decision for a new portfolio company is based on the diligent selection of promising companies and then a rigorous evaluation process. GBI employs a multiple-stage assessment of potential investments that includes:

* An initial evaluation by GBI management of the strength and validity of the company's technology, the intellectual property, the probable commercialization timeline, the quality of scientific management, the market potential of the products and the projected financial requirements.

* If the target company passes the internal evaluation, then GBI retains qualified independent health care specialists with experience in the specific technology and product area to conduct an in-depth assessment of the company.

* If the external evaluation is positive, then members of the GBI business advisory board evaluate the technology and business merits of the potential investment, including an assessment of the ability of the portfolio company to manage the product development process, the potential financial returns from the investment and the willingness of the target company to work closely with our advisory group.


MECHANISMS TO REALIZE SHAREHOLDER VALUE

GBI generally positions itself as the first outside investor in its portfolio companies following the seed or early-stage venture capital financing. GBI may invest in future financing rounds to increase its equity position or introduce other biotech investment groups. The investment objective is for GBI to support its portfolio companies through both direct investments and introductions to other biotech funding groups until the company has reached late-stage product development and has successful clinical trial data. At that stage, the Company's exit options include a public offering or acquisition of the portfolio company at a multiple of its original valuation.

GBI encourages its portfolio companies to go public or be acquired by major pharmaceutical or biotechnology companies at the appropriate stage in their corporate development. Through either of these transactions, the portfolio company realizes the value that their management has created in that company, as well as obtains an independent source of financing for future growth. For GBI, our equity interest in that portfolio company would then have an independent market valuation. The Company then has the option of selling a portion of its equity position, while retaining the remainder for future market appreciation. In certain situations, the Company may retain its investment position until the portfolio company has attained revenues from product sales, particularly if the market potential for those products is significant and the company would have a substantially increased valuation at that stage.

GENESIS BIOVENTURES' BIOTECHNOLOGY PORTFOLIO

As at December 31, 2000 GBI has investments in three portfolio companies: two in the field of oncology and one in neurology. The following is a summary description of each company, including the current status of its product development program, the market potential for its products and the investment position of GBI.

BIOTHERAPIES, INC.

Biotherapies, Inc. ("Biotherapies") is a cancer research company with head offices located in Ann Arbor, Michigan that is dedicated to the commercial development of proprietary proteins as potential cancer treatments and as diagnostics. As its primary objective, the Company is developing Mammastatin, a naturally occurring protein that occurs in the breast tissue of healthy women, as a potential new therapeutic agent for breast cancer. Biotherapies holds the exclusive rights, through licenses from the University of Michigan, to patents pending for the use of Mammastatin as both a therapeutic and a diagnostic.

     PRODUCT DEVELOPMENT PROGRAM - Mammastatin is a member of a family of naturally occurring human proteins that have potential applications as new cancer therapies and diagnostics. Based on research conducted at Biotherapies, it appears that Mammastatin has a critical role in the control of abnormal cell growth in breast tissue. This protein occurs in its active form in normal breast tissue, but is absent or present in low levels in most breast cancer patients. Mammastatin can be detected in the blood of healthy women, but is absent in approximately 90% of breast cancer patients, regardless of whether these women have a prior family history of breast cancer.

     Mammastatin Replacement Therapy has been used on a limited basis to treat late-stage breast cancer under a compassionate therapy exemption provided by the FDA, with promising results from some of the patients. Intravenous injection of Mammastatin into the blood stream of breast cancer patients raised the serum level of the protein and demonstrated the ability of Mammastatin to slow the growth of breast cancer in certain individuals. The inhibitory effects of Mammastatin were observed in some of the women treated in the compassionate study, even in several cases of advanced, metastatic breast cancer.

     Biotherapies is currently in the late pre-clinical stage of product development of Mammastatin as a potential therapeutic for breast cancer. Biotherapies has identified and filed patents on the gene sequence for Mammastatin and has used this information to generate the recombinant form of Mammastatin in its in-house laboratory facilities. Recombinant proteins are those that are produced through cell culturing methods using the human gene sequence that codes for the specific protein.

     Biotherapies is presently in the process of selecting a contract manufacturer to produce Mammastatin using recombinant protein technology. Recombinant production will permit the Company to generate consistent, high volumes of this protein both for clinical trials and subsequent commercial use. At the same time, Biotherapies is preparing the pre-clinical data that needs to be submitted to the FDA as part of an IND (Investigational New
     Drug) application to start human clinical trials of Mammastatin as a treatment for breast cancer.

     In addition to Mammastatin, Dr. Ervin, the founder and chief scientist at Biotherapies, has discovered other related proteins that appear to serve similar functions for prostate, colon, lung and ovarian cancers. These proteins could also be developed as potential therapeutics and diagnostics for these life-threatening diseases.

     MARKET POTENTIAL - Breast cancer is the second leading cause of cancer-related deaths among women aged 35-54. In the United States, an estimated one in eight women is expected to develop breast cancer in their lifetime. With over 180,000 new cases of breast cancer being diagnosed in the United States each year, there is a substantial market for a safe, non-toxic therapeutic agent that could be used in the treatment of breast cancer. Breast cancer diagnostics and therapeutics are estimated to represent a $10 billion industry worldwide. Related products from this platform technology are under development for prostate, ovarian and colon cancer.

     Currently, standard treatments for breast cancer include surgery, chemotherapy and radiation. Most of these therapies have serious side effects and are generally not effective in treating advanced or recurring cancer. If the clinical trials are successful, Mammastatin would be a novel addition to the current treatment regimes for breast cancer, either as an adjunct to existing therapies or as a stand-alone therapy.

     CURRENT INVESTMENT - Since 1998, GBI has invested approximately $5.4 million in Biotherapies, which includes $2.4 million in cash and $0.2 million in GBI shares contributed under an investment agreement and through direct share purchases, an additional $2.5 million based on a share transfer arrangement with a prior investor in Biotherapies, and $0.4 million in bonds converted to shares. Based on the total investment, GBI currently has approximately a 26.6% equity ownership in this company.

     CORPORATE STRUCTURE - Founded in 1995, Biotherapies is a privately held company based in Ann Arbor, Michigan. Biotherapies retains the rights to develop Mammastatin and related protein families as cancer therapeutics, while licensing the rights to develop selected diagnostic tests to the Biomedical Diagnostics joint venture, which is described below.

BIOMEDICAL DIAGNOSTICS, LLC

Biomedical Diagnostics, LLC ("Biomedical Diagnostics") is a joint venture between Biotherapies, Inc. and GBI that is developing proprietary cancer screening products. Its initial product development effort is commercializing the Mammastatin Serum Assay (MSA) as a risk screening diagnostic for breast cancer. Biomedical Diagnostics also has the rights to develop, market and distribute diagnostic screening assays based on other proteins discovered by Biotherapies that could be used to assess a person's risk for prostate and ovarian cancer.

     PRODUCT DEVELOPMENT PROGRAM - Biomedical Diagnostics is developing the
     MSA test as a simple blood serum diagnostic that would measure the quantity of Mammastatin in blood serum. The results from this test could be used to assess women's risk of developing breast cancer.

     MSA is a blood test that measures Mammastatin levels in serum samples using monoclonal antibody technology. Data from a clinical study that used the MSA test to measure Mammastatin levels in blood samples from over 200 women has been analyzed and the results indicate that there is a statistically significant difference in the Mammastatin levels between healthy women and breast cancer patients. To date, there has not been a blood test that is capable of assessing risk for breast cancer prior to development of this diagnostic, although there are some protein "markers" that are used to monitor treatment or to indicate that a tumor might already be present.
     The potential of the MSA
     test is to provide a simple blood test that could provide an earlier indication of the risk of breast cancer developing so that appropriate monitoring or preventive therapy can be implemented.

     The current version of the MSA test is a Western Dot Blot format that is being developed for use in reference labs and major medical testing clinics. Product development is currently underway to develop monoclonal antibodies to the Mammastatin protein for use in a rapid immunoassay format of the test. This second version of the test would be suitable for use in point-of-care clinics, medical clinics and potentially in physicians' offices.

     At present, Biomedical Diagnostics is conducting a series of clinical studies on the MSA test based on testing blood serum samples from both breast cancer patients and the general population. A Short-Term Level I study that included 278 samples was completed and analyzed during 2000, with an independent statistical report indicating that the test demonstrated a favorable profile of sensitivity and positive predictive value for the MSA test. For women aged less than 40 years, those with a positive family history of breast cancer appear to have lower mean levels of Mammastatin as compared to women without a family history of this disease. On this basis, the MSA test could prove valuable in screening younger women for increased risk of developing breast cancer.

     In addition to the development of the MSA test, Biomedical Diagnostics has the rights to market this test worldwide and to develop and market similar risk assessment tests for other related proteins associated with prostate and ovarian cancer. These tests could identify patients with a significant risk of developing these diseases prior to any symptoms appearing and, as a result, could substantially enhance the opportunities for detecting and treating these cancers earlier.

     MARKET POTENTIAL - It has been estimated that one in eight women in the United States will be diagnosed with breast cancer at some point in their lifetime, regardless of their family history or other known risk factors. Only approximately 10% of breast cancer is known to be hereditary, while the remaining 90% of cases develop without a known underlying genetic defect. This means that early detection is a very important factor affecting long-term survival.

     At present, breast cancer is detected primarily through mammography, breast self-examination or ultrasound. However, these techniques are not always effective against all types of breast cancer and can only detect the disease once the tumor has started to develop. There are also a number of serum "biomarkers" that have been studied as potential diagnostics and prognostic indicators. To date, none of these markers have proved superior to mammography or breast self-examination nor indicate the risk of breast cancer prior to development of a tumor.

     Based on testing all women over age 40, there are over 50,000,000 women per year in the US alone who could potentially benefit from having a Mammastatin Serum Assay done as part of their annual medical check-up. In addition, Biomedical Diagnostics also has the rights to develop, market and distribute diagnostic screening assays for prostate and ovarian cancer that are derived from this technology.

     CURRENT INVESTMENT - Since 1999, GBI has invested a total of $1.5 million in Biomedical Diagnostics under an investment agreement, which provides GBI with a 50% ownership in this company.

     CORPORATE STRUCTURE - Biomedical Diagnostics was founded in November 1998, as a joint venture between Biotherapies Inc. of Ann Arbor, Michigan and GBI.

PRION DEVELOPMENTAL LABORATORIES, INC.

Prion Developmental Laboratories, Inc. ("PDL") is a private, development stage company with head offices in Buffalo Grove, Illinois. PDL was formed specifically to develop a rapid and inexpensive diagnostic test to detect "Mad Cow Disease" in cattle and to screen human blood and tissue supplies for the presence of prion diseases.

     Product Development Program - Prion diseases have become a major health concern since the outbreak of BSE (Bovine Spongiform Encephalopathy) or "Mad Cow Disease," originally in the United Kingdom and now in many countries in Europe. BSE is believed to be transmitted among cattle through feed that contains protein rendered from infected cattle and apparently can be transmitted to humans through consuming beef or beef products from infected cattle. In humans, the prion infection results in a neurological disorder known as new variant Creutzfeldt-Jakob (vCJD). Both "Mad Cow Disease" and vCJD are slow developing but invariably fatal diseases, with the brain becoming spongy and filled with tangled protein plaques. These diseases are caused by prions, a novel infectious agent composed of a misfolded protein.

     To date, the only diagnostic tests for "Mad Cow Disease" are based on analysis of post-mortem brain samples from cattle to detect the infectious prion proteins. These test procedures are time intensive, relatively expensive and can only detect the disease after the animal has been slaughtered. As a result, tests can only be conducted on those cattle suspected of being infected or on a random sample basis. Currently there is no simple test available to check human blood or tissues before they are used to treat another person.

     PDL has assembled a world-class group of prion scientists and experts in diagnostic technologies to implement and execute the scientific work necessary to become the first commercial group to develop a pre-symptomatic prion assay for testing in both humans and animals. This collaborative research project integrates teams of highly qualified scientists from three major biotechnology institutes in the United States, including experts in human prion diseases, experts in animal prion diseases and experts in the development of highly sensitive diagnostic platforms. The PDL product development team includes internationally recognized scientists spanning the fields of immunology, virology, neuropathology, protein chemistry, molecular biology and the development of leading-edge immunodiagnostic tests.

     As a key component in its product development strategy, PDL has established collaborations with three major research institutions in the United States that are considered leading centers in both prion diseases and diagnostic test development. The members of this product development team are:

     * Case Western Reserve University (CWRU) in Cleveland, Ohio: A leading center for neurological research in human prion diseases;

     * The Institute for Basic Research and Developmental Disabilities (IBR) in Staten Island, New York: A major research center for animal prion diseases, and

     *   The University of Maryland Biotechnology Institute (UMBI) in Baltimore,
         Maryland: An internationally recognized institute known for its work in the development of novel and highly sensitive diagnostic platforms.


     PDL is utilizing the combined expertise of the research teams at all three centers to develop a proprietary, rapid diagnostic for prion disease that can detect the presence of infectious prions before symptoms appear. Dr. Robert Gallo of the University of Maryland has been appointed the Principal Investigator for the prion diagnostic development program.

     MARKET POTENTIAL - The two major international markets for the PDL prion diagnostic are the cattle industry and the human blood products industry. As a result of the BSE outbreak in the United Kingdom, the rest of the European market banned export of British beef. The financial consequences of this in the United Kingdom were estimated to be in excess of $2.5 billion in 1998. Since then, BSE has been detected in a number of European countries and there is growing concern that it could have spread to other areas of the world. Since BSE is known to have an incubation period of at least several years before any symptoms appear, other countries may have infected cattle. The Company has projected that if this diagnostic were used to test cattle prior to slaughter
     (estimated at 40 million cattle per year in the United States), the potential gross revenues from this application alone would be in excess of $50 million per year in the United States alone.

     In the human blood and tissue products market, the fear of prion infection from whole blood or purified blood products has led to withdrawal of purified blood components by major pharmaceutical companies. In addition, tissue transplants such as corneal grafts and the injection of growth hormone extracted from human pituitary glands have been proven to transmit prion diseases. Based on estimates of the market opportunity for a simple test to detect prions in human blood and tissue supplies, PDL projects that revenues in excess of $50 million per year can be obtained from the United States market alone. Significantly higher revenues could be obtained if the test is marketed worldwide.

     CURRENT INVESTMENT - In 2000, GBI invested a total of $2.0 million in PDL under an investment agreement, which provides GBI with a 25% ownership in this company. GBI also has the right of first refusal to invest additional funds into PDL until September 2001.

     CORPORATE STRUCTURE - Founded in 1999, PDL is a privately held company incorporated in Maryland, with head offices and a manufacturing facility located in Buffalo Group, Illinois. The parent company of PDL is Efoora, Inc., a public company developing novel diagnostic tests and offering contract manufacturing services for medical devices.

COMPETITION

Competition for acquiring equity interests in early-stage biotechnology companies is relatively intense, with a number of venture capital firms, biotech funds, institutional corporate finance and other sources of capital also seeking to acquire interests in these businesses. Traditionally, venture capital and private equity funds have dominated investment in emerging biotechnology companies, and many of these firms may have greater experience and financial resources than GBI. In addition to competition from these firms, several public companies devote significant resources to providing capital to early-stage biotech ventures. Additionally, some major pharmaceutical and biotechnology companies are also investing in early-stage companies.

GBI anticipates that competition from both private and public companies with business models similar to ours will increase. Any of these competitors could limit our opportunities to acquire interests in new portfolio companies. In addition, the competition within the biotechnology sector itself is increasing, so our portfolio companies will encounter competition from existing biotech firms that offer competitive solutions in the same disease area. These competitive biotech companies could develop products that are superior to, or have greater market acceptance, than the products being developed by our portfolio companies. Many of our portfolio companies will have to compete against other biotech companies with greater market recognition and greater financial, marketing and other resources.

PROPOSED TRANSACTIONS

There are no proposed transactions as at December 31, 2000.

INTELLECTUAL PROPERTY

The Company has filed United States and Canadian trademark applications for the use of the name Genesis Bioventures.

On November 3, 2000, the Company filed a trademark application for "GENESIS BIOVENTURES" with the U.S. Patent and Trademark Office. On December 21, 2000, the Company filed a trademark application for "Genesis Bioventures LOGO" with the U.S. Patent and Trademark Office. The Company have not received any communication from the trademark office regarding these two trademark applications. The Company expect to file additional trademark applications from time-to-time in the future as necessary.

JOINT VENTURE

The Joint Venture is, and will continue to be, subject to continuing regulation by the FDA and certain state agencies, including routine inspection by the FDA and a host of regulatory requirements that generally apply to medical services marketed in the United States. Such requirements include labeling regulations, quality system regulations, the Medical Device Reporting regulation and the FDA's prohibitions against promoting products for unapproved or "off-label" uses. Failure to comply with regulatory requirements could result in enforcement action by the FDA which also could have a material adverse affect on the business, financial condition and results of operations of the Joint Venture and the Company.

Under the terms of the Joint Venture Operating Agreement, as amended, the Company agreed to make $1,500,000 (U.S.) of capital contributions to the Joint Venture, all of which has been paid. Further, under the terms of the Joint Venture Operating Agreement, as amended, the Company agreed to make capital contributions totaling $3,500,000 to Biotherapies in connection with the ongoing development of products using the Mammastatin technology. As of December 31, 2000, the Company paid $1,500,000 of this commitment, leaving an outstanding balance of $2,000,000.

As at December 31, 2000, the members of the Joint Venture are disputing whether a milestone, which would require payment of the $1,000,000, has been reached. Subsequent to December 31, 2000 the members agreed to extend the date of determining if the milestone has been reached to April 30, 2001.

Under the terms of the Joint Venture Operating Agreement, each member of the Joint Venture is obligated to fund its 50% portion of additional capital requirements. In the event the Company is unable to raise its 50% portion of Joint Venture expenses, the Company's interest in the Joint Venture may be reduced to a minimum of 30%.

GOVERNMENT REGULATION - BIOTECHNOLOGY PRODUCT DEVELOPMENT

GBI's portfolio companies are developing biotechnology products for use in diagnosing or treating human or animals diseases. As the investments to date are in biotech companies in the United States, these companies are affected by governmental regulations from the United States Food and Drug Administration (FDA) for products intended to be used for humans and from the United States Department of Agriculture (USDA) for plant and animal products. As these regulations affect the cost and time to develop biotechnology products, a brief overview of the FDA guidelines are presented to highlight the stages in commercial development of biotech drugs and diagnostics.

The FDA regulates the clinical development and marketing approval of all biotechnology medical products intended for human use, as well as certain food plants. The laws and regulations of the FDA place the burden of proof of safety and efficacy on the manufacturer of the product. This agency possesses extensive experience with its regulatory mechanisms and applies them to all biotechnology products, with differing statutes for various categories of products. The USDA is responsible for regulating food safety related to meat, poultry and egg products, as well as preventing the introduction or transmission of plant or animal pests, and approval of animal biotechnology products. Other countries have comparable regulatory agencies to the FDA and USDA, although the specific regulations may differ substantially.

The FDA regulation for biotechnology drug and diagnostic products can be summarized as follows:

     NEW BIOTECHNOLOGY DRUG PRODUCTS

     Development of a new biological therapeutic product is a multi-step process.

| | PRE-CLINICAL TESTING - Laboratory and animal pre-clinical testing is required to establish the reasonable safety of the investigational product and to provide some indication of potential effectiveness with respect to a specific disease. Once the general plans and protocols for specific human studies have been developed, the biotech companies prepare and submit an Investigational New Drug (IND) application to the FDA. The FDA may allow an IND to proceed or place it on clinical hold and request the company to provide additional information prior to approving human testing. To minimize the possibility of a clinical hold, a biotechnology company should schedule a pre-IND meeting with the FDA to review all the pre-clinical data and the proposed clinical trial plan.

| | CLINICAL TRIALS - The clinical trials of a new biotechnology product are generally conducted in three stages, although occasionally two stages may be combined.

         PHASE I: The initial phase of human clinical testing (Phase I) is generally conducted on a relatively small number of human subjects (20-50), either healthy or diseased, to evaluate the pharmacological actions and side effects of the experimental product. The Phase I studies also evaluate various routes, dosages and schedules of product administration. If acceptable safety is demonstrated, then the FDA may allow Phase II trials that are designed to evaluate the effectiveness of the product in the treatment of a specific disease.

         PHASE II: Typically, Phase II trials are well-controlled studies of a small number of patients (50-200) to determine the optimal route, dosage and schedule of administration, along with validation of the endpoints to be used in the pivotal trials.

         PHASE III: Phase III is the pivotal stage of clinical trials and are larger, controlled studies often involving several hundred patients or more, depending on the disease being treated. These trials are intended to collect statistically and clinically significant data showing the product's safety and effectiveness. Phase III data must be gathered from studies using the product manufactured in the same facility and under the same conditions as the product that the company intends to market.

         GMP: In addition to the regulations associated with clinical trials, the FDA has extensive regulations on Good Manufacturing Practices (GMP) for biological products, the Company's compliance with GMP, and its ability to ensure the safety, identify, strength, quality and purity of the product being manufactured.

         NDA AND PLA: Following the successful completion of the clinical trials, the accumulated clinical data and GMP process data must be documented in a New Drug Application (NDA) and submitted to the FDA. Upon review of all of the information in the NDA, the FDA may provide the company with a PLA (Product License Application) for the product and an ELA (Establishment License Application) for the manufacturing facility. Approval of the NDA and PLA/ELA is necessary before a biotech company can begin to market the product. It is not possible to provide an average estimate of time for Phase I, II and III clinical trials and the NDA approval process, but it is generally between four and ten years, depending on the product, the manufacturing process and the disease being treated.


NEW BIOTECHNOLOGY DIAGNOSTIC DEVICES

Development of a new biotechnology diagnostic product has several alternative regulatory paths, depending on the nature of the product.

| | 510(k) CLEARANCE: A diagnostic device may be marketed until a 510(k) application is approved if the company can demonstrate to the FDA that the product is "substantially equivalent" to a "predicate device" (i.e. a device that is legally marketed as a Class I or Class II device, or a Class III device on the market prior to the change in regulations in
         1976). This approval process is relatively short, although the 510(k) application must include data showing that the new product has the same intended use and at least the same performance as the predicate device. In addition, the company must demonstrate that any differences in technology do not raise any questions regarding safety or effectiveness.

| | PMA: A PMA (Premarket Application) is required for a "new device" and is the functional equivalent of a NDA/PLA for a biological drug. The PMA process is typically shorter (2-5 years) than the NDA/PLA process (5-10 years), but is more time consuming, complex and expensive than the 510(k) process. If clinical studies are required for a PMA device, then an IDA (Investigational New Device) exemption may be required prior to human studies. New diagnostic devices that do not present a potential for serious risk to the health, safety or welfare of a patient are governed by abbreviated regulations and considered "non-significant risk" devices.

| | CLIA: The use of diagnostic devices is regulated under the CLIA (Clinical Laboratory Improvement Amendments) of 1988. Under CLIA, diagnostic assays must be classified by complexity level and use of such diagnostics is limited to those facilities that have been certified or accredited for the use of certain levels of complexity. The diagnostic manufacturer must ensure that it can obtain FDA clearance regarding quality control and assurance instructions that will enable its users to meet CLIA standards.


The growth in the biotechnology industry over the last several decades has been accompanied by growth in the extent and complexity of the FDA statutes and regulations, and of the intensity of the FDA's regulations of the development, manufacturing, distribution, marketing, promotion, advertising and use of regulated products. In the last decade, the FDA legal and regulatory obstacles to product commercialization and the penalties of non-compliance have been pivotal factors in the success or failure of biotechnology companies. This is particularly true for small, emerging companies developing biopharmaceuticals, other biotechnology products and medical diagnostics.

GOVERNMENT REGULATION - INVESTMENT COMPANIES

As an operating company, GBI believes that it is not an investment company as that term is defined under the Investment Company Act. Generally, a company must register under the Investment Company Act of 1940 and comply with significant restrictions on operations and transactions with affiliates if its investment securities exceed 40% of the company's total assets, or if it holds itself out as being primarily engaged in the business of investing, owning or holding securities. Under an alternative test, a company is not required to register under the Investment Company Act if not more than 45% of its total assets consist of, and not more than 45% of its net income is derived from, securities other than government securities and securities of majority-owned subsidiaries and companies primarily controlled by it. If GBI is unable to rely on these alternative tests, we could ask for exemptive relief from the Securities and Exchange Commission. GBI is also able to rely once every three years on a one-year temporary exemption from the registration requirements of the Investment Company Act.

EMPLOYEES

Currently, the Company has two full time employees in office management and administration. The Company also has three executive officers employed through a consulting agreement with Tynehead Capital. The Company also employs one full-time officer and two advisors through consulting agreements.

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

NEED FOR ADDITIONAL FINANCING. The Company continues to have significant obligations with respect to the Joint Venture and Biotherapies. In order to complete its obligations, the Company will require additional funding within approximately 10 to 12 months. Further, the Joint Venture may require additional operating capital during the year 2001, for which the Company and Biotherapies are required to contribute equally. The Company believes it has sufficient funds to carry its own expenses for approximately 4 months. There can be no assurance that the Company will obtain additional financing for the Joint Venture's current and future operations or capital needs on favorable terms, if at all. The Company may fail because it runs out of capital before the MSA Test can be concluded or before FDA approval can be obtained or before the Joint Venture has reached the point of commercialization of the MSA Test. If the Company fails to provide its proportionate share with respect to capital calls for the Joint Venture, its interest therein may be substantially diluted. The auditors' report with respect to our financial statements for the fiscal year ended December 31, 2000 includes an additional explanatory paragraph on these conditions that raises substantial doubt about our ability to continue as a going concern.

DEPENDENCE ON LIMITED NUMBERS OF PRODUCTS/FDA APPROVAL. The size of the Company makes it unlikely that the Company will be able to commit its funds to other business opportunities, until and unless it has first succeeded in some way with the MSA Test, to which there is no assurance. Any failure to obtain FDA approval for the MSA test, or to obtain it on a timely basis, can be significantly adverse to the Company, which would be left without products or revenues of any kind. As the Company is currently structured, it is entirely dependent on timely FDA approval of the MSA test, of which there is no assurance. There is no assurance that the clinical trials will be held as scheduled or that the MSA Test will be approved or ever sold.

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

HISTORY OF LOSSES. The Company has incurred net losses of $5,868,006 , $1,737,210 and $1,077,958 for the fiscal years ended December 31, 2000, 1999 and 1998 respectively. There can be no assurance that the Company will operate profitably in the near future or at all.

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

PREFERRED STOCK/REGISTRATION REQUIREMENTS. From November of 1998 to August 30, 1999, the Company sold 2,000,000 shares of Convertible Preferred Stock to 29 persons. The Convertible Preferred Stock is convertible into Common Stock on a 1:1 basis. Under certain circumstances, the Company may be obligated to register the Common Stock underlying the Convertible Preferred Stock for resale by the holders, or the holders may otherwise become eligible to resell such shares without registration. The existence of the Common Stock underlying the Convertible Preferred, and/or any registration thereof, may have a negative or depressing effect on the trading prices for the Company's publicly-traded securities. As at April 3, 2001, 215,432 shares of Convertible Preferred Common Stock were still outstanding (December 31,
2001 - 1,241,536).

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

RELIANCE ON OUR PORTFOLIO COMPANIES. A significant portion of the assets of the Company consists of equity ownership in our portfolio companies. As a result, the future performance of GBI is substantially dependent upon the performance of these portfolio companies. If our portfolio companies are not successful, our operating performance will be materially adversely affected and the value of our assets will decline.

DEPENDENCE ON FUTURE MARKET CONDITIONS. The ability to create shareholder value will be materially adversely affected if future market conditions become unfavorable for prolonged periods. Our business strategy involves creating value for our shareholders by helping our portfolio companies grow and then assisting them in completing initial public offerings or corporate acquisitions. If the public markets in general, or the market for biotechnology companies in particular, were to weaken for a prolonged period of time, the ability of our portfolio companies to successfully complete IPOs would be materially adversely affected. Since GBI intends to sell some of its equity position in its portfolio companies at the time of an IPO and then retain an ownership position after a portfolio company conducts its initial public offering, our ability to increase our shareholder value through IPOs would also be adversely affected by a weakened public market.

COMPETITION IN ACQUIRING INTERESTS IN PORTFOLIO COMPANIES. Our growth depends upon our ability to successfully acquire interests in emerging biotechnology companies at attractive valuations. GBI faces substantial competition in acquiring these interests from, among others, venture capital firms, biotechnology funds, large corporate investors and publicly-traded biotechnology companies. These competitors may limit our opportunity to acquire interests in new portfolio companies. In addition, GBI may be unable to acquire interests in emerging biotechnology companies for other reasons, including the inability to agree on terms, such as price or ownership percentages; incompatibility between GBI and the management of the biotechnology company; and access to sufficient financing. Our growth will be materially adversely affected if we cannot acquire interests in a sufficient number of emerging companies.

MANAGEMENT OF GROWTH. Many of our portfolio companies will grow rapidly. Rapid growth often places considerable operational, managerial and financial strain on a company. To successfully manage future growth, our portfolio companies must, among other things, do the following:

--  Improve, upgrade and expand their business infrastructure
--  Hire, train and retain key management and scientific personnel
-- Advance the commercialization development programs for their biotechnology products
-- Expand the intellectual property portfolio related to the underlying technology
--  Maintain adequate financial resources


GBI would be materially adversely affected if a sufficient number of our portfolio companies were unable to successfully manage their growth.

RELIANCE OF KEY PERSONNEL. Our success depends on the continued employment of and performance by our senior management, particularly the Chairman and Chief Executive Officer, and the key personnel at our portfolio companies. GBI would be materially adversely affected if one or more of our senior management team do not continue to perform in their present positions or if we and our portfolio companies are unable to hire and train a sufficient number of qualified management, professional, technical and regulatory personnel.

FUTURE PROSPECTS

The Company has identified the areas of oncology, neurology and infectious disease as primary sectors to focus its interests in. Management feels there is potential for significant market growth in these areas for new treatments and diagnostics and plans to act as a financial accelerator for those companies in early stages of product development.

ITEM 2. PROPERTIES

The Company currently maintains its executive offices in approximately 1,668 square feet of space in an executive shared office in Vancouver, British Columbia, Canada, pursuant to a lease expiring on March 31, 2001. Monthly lease payments on these offices are approximately $8,115.00 ($12,450.00 Cdn) per month. The Company has signed a five-year lease for approximately 3,377 square feet of office space in Vancouver, British Columbia, Canada with occupancy commencing on April 1, 2001. Monthly lease payments on these offices will be approximately $7,520.00 ($11,538.00 Cdn) per month. The Company also has a lease on office space in Surrey, British Columbia, Canada of approximately 2,000 square feet of space pursuant to a lease initially signed by Tynehead Capital, but turned over to GBI, that expires on November 30, 2001. Monthly lease payments are approximately $2,300.00 ($3,400.00 Cdn.).

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings pending with regards to GBI.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company's stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal year 2000.

PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock began trading under the symbol "BILB" in the OTC market on the NASDAQ Electronic Bulletin Board on February 16, 1999. On December 19, 2000, the Company's Common Stock was listed on The American Stock Exchange under the symbol "GBI."

The table set forth below presents the range, on a quarterly basis, of high and low sales prices per share of Common Stock. All high and low sales prices are as reported by the OTC Bulletin Board, except the low sales price for the quarter ended December 31, 2000, which is as reported by The American Stock Exchange. The quotations represent prices between dealers and do not include retail markup, markdown or commissions and may not necessarily represent actual transactions.


               QUARTER ENDED                      HIGH                  LOW
  ---------------------------------------- -------------------- --------------------
  FISCAL 2001
       March 31, 2001                             $3.8800             $1.5500

  FISCAL 2000
       December 31, 2000                          $4.8750             $1.7500
       September 30, 2000                         $5.2188             $3.2500
       June 30, 2000                              $13.000             $2.6560
       March 31, 2000                             $18.500             $5.0000

  FISCAL 1999
       December 31, 1999                          $5.7500             $3.2500
       September 30, 1999                         $3.7500             $2.8750
       June 30, 1999                              $4.6250             $2.0000
       March 31, 1999                             $7.0000             $3.5000



As of December 31, 2000, there were approximately 1,300 holders of record of shares of such Common Stock. There is no market for the Registrant's Class A Convertible Preferred Stock. During fiscal 2000, 91 Class A Convertible Preferred Stockholders converted their preferred stock into common stock. As of April 15, 2001 there are approximately 41 holders of record of shares of the Class A Convertible Preferred Stock.

DIVIDENDS

The Company has not paid dividends on the Common Stock or the Class A Preferred Stock since inception and does not intend to pay any dividends to its stockholders in the foreseeable future. The declaration of dividends in the future will be at the election of the Board of Directors and will depend upon earnings, capital requirements, financial position of the Company, general economic conditions, and other factors the Board of Directors deems relevant.

Each holder of the Series A Convertible Preferred Stock, par value $0.0001, (the "Class A Stock") is entitled to receive, out of any funds legally available, non-cumulative dividends at a rate of six percent (6%) per annum prior and in preference to any payment of any dividend on the Common Stock in each calendar year, and to participate pro rata with the Common Stock in any additional dividends. Dividends are paid when, and if declared by the board. The dividend rights and preferences of the Class A Stock are senior to those of the Common Stock. The Company has never paid any dividends, and there is no likelihood that it will do so in the foreseeable future.

SALES OF UNREGISTERED SECURITIES

In the three years ended December 31, 2000, the Company has made the following sales of unregistered securities, all of which were exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), pursuant to Section 3(b) hereof or as otherwise indicated herein.

During the year ended December 31, 2000, the Company issued 629,586 common shares for total gross proceeds of $2,283,652 to 8 investors under private placements. The Company believes that each issuance and sale of such securities was exempt from registration pursuant to Section 3(b) of the Act and/or Rule 504 promulgated thereunder.

In August, 1998, the Company sold 1,010,000 shares of Common Stock at $1.00 per share (an aggregate of $1,010,000) to 181 non-accredited investors. The Company believes that each issuance and sale of such securities was exempt from registration pursuant to Section 3(b) of the Act and/or Rule 504 promulgated thereunder. The Company filed a Form D relating to such transaction on August 1,1998.

From November of 1998 to August 30, 1999, the Company sold 2,000,000 shares of Series A Convertible Preferred Stock to 29 persons. 1,388,830 of the Convertible Preferred Stock were placed by the Company with the same group of twenty-nine (29) investors who purchased the earlier traunche of the same securities.

Proceeds of the Company's Private Placement Offerings, net of commissions and costs have been applied by the Company solely to capital contributions to the Joint Venture with Biotherapies, payments to Biotherapies (as per the JV Operating Agreement) and payment of general operating expenses, current and future. The Company believes that such offerings are exempt from registration pursuant to Regulation D and Sections 3(b) or 4(2) of the Act as well as relevant exemptions in accordance with the Canadian Securities Laws and provincial authorities, including Section 74(2)(4) of the Securities Act (British Columbia) and 107(1)(d) of the Securities Act (Alberta).

All proceeds of the Company's private placement offerings, minus sales commissions not exceeding ten percent (10%) of the amount thereof, have been applied by the Company solely to investments in portfolio companies, including capital contributions to the Biomedical Diagnostics' joint venture, and payment of general operating expenses. Except to the extent disclosed herein Item 10, "Executive Compensation", none of the proceeds were paid, directly or indirectly, to directors, officers, general partners of the Company, 10% shareholders or any of their affiliates (other than payments made to Biotherapies, which is an affiliate of Dr. Paul Ervin, a member of the Scientific Advisory Board, and to PDL, which is an affiliate of Dr. Bob Petersen, a member of the Scientific Advisory Board).

Each holder of the Series A Convertible Preferred Stock, par value $0.0001, (the "Class A Stock") is entitled to receive, out of any funds legally available, non-cumulative dividends at a rate of six percent (6%) per annum prior and in preference to any payment of any dividend on the Common Stock in each calendar year, and to participate pro rata with the Common Stock in any additional dividends. Dividends are paid when, and if declared by the board. The dividend rights and preferences of the Class A Stock are senior to those of the Common Stock. The Company has never paid any dividends, and there is no likelihood that it will do so in the foreseeable future.

All of the Class A Stock is restricted as to retransfer. There is no liquid market for the securities. None is expected to develop. In certain events relating to liquidation, dissolution, consolidation or winding up of the Company, holders of the Class A Stock are entitled to receive an amount equal to the original purchase price per share for the Class A Stock plus an amount equal to all declared but unpaid dividends thereon (the "Preference Amount"). After the full liquidation preference on all outstanding shares of the Class A Stock has been paid, any remaining funds and assets of the Company legally available for distribution to shareholders are distributed pro rata among the holders of the Class A Stock and the Common Stock on an "as-if-converted" basis. If the Company has insufficient assets to permit payment of the Preference Amount in full to all the Class A Stock shareholders, then the holders of the Class A Stock will receive lesser payments in proportion to the Preference Amount each such holder would otherwise be entitled to receive, without any distribution to the holders of the Common Stock.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

YOU SHOULD READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-KSB. ALL STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-KSB RELATED TO BIOLABS' CHANGING FINANCIAL OPERATIONS AND EXPECTED FUTURE GROWTH CONSTITUTE FORWARD-LOOKING STATEMENTS. THE ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED OR EXPRESSED IN SUCH STATEMENTS. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS."

GENERAL

During 2000, the Company made a 25% equity investment in Prion Developmental Laboratories, Inc. (PDL), a privately held biotechnology company specializing in the development of rapid and inexpensive diagnostic tests to detect "Mad Cow Disease". PDL is currently in the product development stage and has assembled a world-class group of scientists to head up their product development team which have established collaborations with three major research institutions in the United States.

As of December 31, 2000, the Company held a 26.6% equity interest in Biotherapies Inc. ("Biotherapies"), a privately held biotechnology company specializing in the development of innovative cancer diagnostic and therapeutic products. Biotherapies holds the exclusive rights, through the University of Michigan, to patents pending for the use of Mammastatin as a diagnostic and therapeutic for breast cancer. On June 15, 1999, with the financial support of BioLabs, Biotherapies began Phase I/II of Clinical Trials utilizing Mammastatin to treat Stage IV breast cancer, at the M.D. Anderson Cancer Center, Department of Breast Medical Oncology, at the University of Texas. Biotherapies is currently in the late pre-clinical stage of product development and in the process of selecting a contract manufacturer to produce mammastatin using recombinant protein technology.

In addition, BioLabs holds a 50% equity interest in Biomedical Diagnostics, LLC ("Biomedical Diagnostics"), a joint venture with Biotherapies. Biomedical Diagnostics holds the exclusive worldwide rights to manufacture, market and distribute the Mammastatin Serum Assay ("MSA") diagnostic for breast cancer. During 2000, the MSA underwent a series of clinical studies designed to provide sufficient data to seek Pre-Market Approval (PMA) from the U.S. Food and Drug Administration. FDA determination for MSA is expected in the near future.

RESULTS OF OPERATIONS

Year ended December 31, 2000 compared to December 31, 1999:

For the year ended December 31, 2000, the Company incurred a loss of $5,868,006 compared to $1,737,210 for the year ended December 31, 1999, an increase of $4,130,796. The increase in the loss is primarily due to; increases in professional fees of $222,178 for matters relating to regulatory filings and financings, increases in the Company's equity share of losses in; Biomedical Diagnostics LLC $412,816, Prion Developmental Laboratories. Inc. $713,709 and Biotherapies, Inc. $897,901, an increase in investor relations expense of $416,746 for the provision of stockholder services, increase in management and consulting fees of $758,818 relating to the addition of executive officers and the investigation of potential investment opportunities, an increase in interest and finance costs of $674,100 of which $406,036 relates to amortization of the discount on warrants attached to the short term borrowings and $268,064 relates to interest charges at 10% and an increase in salaries and benefits of $28,484 reflecting the addition of one full time office staff.

Loss per share was $0.65 in 2000 compared to $.25 in 1999. The increase in loss per share is due to the increase in the net loss during the year. The weighted average number of shares outstanding for the year ended December 31, 2000 was 9,209,570 compared to 7,965,484 for the year ended December 31, 1999.

The Company's total assets as at December 31, 2000 totaled $10,824,738 compared to total assets of $5,078,433 as at December 31, 1999. The increase in the Company's total assets is the result of increased investments during the year.

During 2000 the Company increased its investment in Biotherapies, Inc. from a 16.6% equity interest to a 26.6% equity interest at a cost of $4,048,976. The Company also acquired a 25% equity interest in Prion Developmental Laboratories for $2,036,553. In December 2000 the Company transferred certain patents and rights with a fair market value of $2,680,860 to the Biomedical Diagnostics LLC thereby increasing the cost of its investment in the joint venture to $5,680,860.

Stockholder equity as at December 31, 2000 was $7,300,225 compared to $4,666,831 as at December 31, 1999.

Cash flows used in operating activities totaled $1,655,216 for the year ended December 31, 2000 compared to $782,790 for the year ended December 31, 1999. The increase in cash flows used during 2000 relates primarily to the increased loss incurred in the period.

Cash flows used in investing activities totaled $3,973,926 for the year ended December 31, 2000 compared to $4,040,002 for the year ended December 31, 1999. The decrease in funds invested during 2000 relates primarily to the Company's reduced investment in Biomedical Diagnostics LLC and I.D. Certify Inc. preferred shares.

Cash flows from financing activities totaled $5,502,176 for the year ended December 31, 2000 compared to $5,151,911 for the year ended December 31, 1999. The decrease in 2000 is due to the issuance of 2,000,000 preferred shares in 1999 for cash and the resolution of open preferred share subscriptions.

LIQUIDITY AND CAPITAL RESOURCES

The Company expects to incur losses for at least the next several years, primarily due to the operation of the Joint Venture and our investments. The Company expects its existing Joint Venture and investments, as well as any future Joint Venture projects or investments, to incur substantial research and development, sales, marketing and other expenses. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial.

As of December 31, 2000, the Company had cash on hand of approximately $284,000 and a short term investment of $367,000. In the opinion of management, cash on hand is sufficient for the next 4 months.

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

ITEM 7.  FINANCIAL STATEMENTS

The financial statements required by this Item begin on Page F-1 of this Form 10-KSB.

     | | AUDITED BALANCE SHEET AS OF DECEMBER 31, 2000

     | | AUDITED STATEMENT OF INCOME, CASH FLOWS AND CHANGES IN STOCKHOLDERS'
         EQUITY FOR 2000 AND 1999


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 18, 2001, and after receiving a recommendation from the Board of Directors, the Company dismissed Lemieux Deck Millard Bond Chartered Accountants ("LDMB") and engaged KPMG LLP as the Company's independent public accountants. LDMB had issued auditors' reports on the Company's financial statements as of and for the years ended December 31, 1999 and 1998. Those reports contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. There have been no disagreements with LDMB on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures and there have been no "reportable events" (as defined in Paragraph (a)(v) of Item 304 of Regulation S-K as promulgated by the Securities and Exchange Commission) at any time during the fiscal years ended December 31, 1999 and 1998, or during any subsequent interim period preceding LDMB's replacement.

At no time during the fiscal years ended December 31, 1999 and 1998, or during the subsequent interim periods preceding KPMG's engagement as the Company's independent public accountants, did the Company consult with KPMG LLP regarding the application of accounting principles to any transaction, the type of audit opinion that might be rendered on the financial statements of the Company, or any disagreement or reportable event.

PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The following sets forth certain information, with respect to each person who is currently an executive officer or director of BioLabs.

            NAME                 AGE                POSITION
-----------------------------------------------------------------------------
    E. Greg McCartney             49    Chairman of the Board, President
                                        and Chief Executive Officer

    T.J. Lou McKinney             66    Chief Financial Officer and Director

    Lawrence J. Pasemko           64    Executive Vice President and Director

    Albert Klychak                43    Director

    Ian B. Woods, M.D., Ph.D.     56    Director

    Carol Patterson Neves         67    Director

    Linda Allison, Ph.D.          55    Director

    James Trotman, M.D.           61    Director

     E. GREG MCCARTNEY - Mr. McCartney has been the senior officer of the Company since 1995. He currently serves as Chairman of the Board, President and Chief Executive Officer. In addition, he serves as President of Aspenwood Holdings Corporation, a family investment firm, as well as a Director and Officer of Tynehead Capital Corp. a privately held management consulting and venture capital corporation. Mr. McCartney also presides as Chairman of the Board of an American distilling and importing company. Mr. McCartney was a founding member of a number of private enterprises involved in the field of electronics, distribution and real estate development.

     L.J. PASEMKO - From 1995 to April 2001, Mr. Pasemko was the Chief Financial Officer of the Company. He now assumes the position of executive Vice-President. Mr. Pasemko is President of Tynehead Capital Corp., a venture capital company assisting smaller enterprises, and President of Supercart Pacific Wholesale (Canada) Inc., a former distribution company carrying on business throughout the Pacific Northwest. He was formerly the CASE co-coordinator of the Federal Business Development Bank of Canada;
     and President and General Manager of two automobile dealerships, and owner of an industrial supply company. His earlier years were in management positions with Ford Motor Company and Chrysler Corporation.

     T.J. LOU MCKINNEY, CA - Mr. McKinney was appointed a Director of the Company in August 2000 AND WAS RECENTLY APPOINTED CHIEF FINANCIAL OFFICER. He has provided senior management and financial consulting services for over 30 years, most recently through Sperrin Enterprises, a private company that he founded in 1992. He was a co-founder of Ondine Biopharma, Inc., where he served as CFO and Director until 1999, and worked as a financial advisor to Forbes Medi-Tech, a publicly listed biopharmaceutical company, from 1997 to 1998. Previously, Mr. McKinney was President and CEO of two Canadian securities firms and served as Manager of Corporate Services for C.M. Oliver & Company, a British Columbia brokerage firm. From 1961 to 1986 he held senior management positions in real estate development companies, was President and CEO of a Canadian institutional food distributor, and held senior financial positions with several large construction and real estate companies. Mr. McKinney obtained his CA while working with Thorne, Mullholland, Howson & McPherson, the predecessor to KPMG.

     ALBERT KYLCHAK - Mr. Klychak served as the Company's Vice President, Corporate Relations from 1995 to April 2001. He is a founding member of the Company and was primarily responsible for shareholder relations and records. From 1993 to 1996, Mr. Klychak was the President and Director of Quinchak Enterprises Limited, a private company providing financing and investor relations services and management services for a private equity fund. From 1986 to 1993 he managed a private equity portfolio as an independent consultant. Mr. Klychak has in-depth knowledge of and practical experience with security issues.

     DR. IAN B. WOODS, M.D., PH.D.- Dr. Woods is the Company's Vice President of Science and Technology. Dr. Woods was the Company's Vice President, Operations from 1998 to 2000 and also serves as a Director. Dr. Woods is the senior founding partner of the Burke Mountain Medical Centre in Port Coquitlam, British Columbia, where he has conducted a general medical practice since 1977. Over the last 10 years, he has provided medical and scientific consulting services to a number of public and private companies in the medical sector. He has also served for over 20 years at various times on the Medical Advisory, Pediatric Advisor, and Medical Manpower Committees at the Royal Columbian Hospital in British Columbia, Canada. He received his Ph.D. in Physics and his M.D. from the University of British Columbia.

     CAROL PATTERSON NEVES - Ms. Neves was appointed a Director of the Company in March 1, 1999. She was employed with Merrill Lynch, Pierce, Fenner & Smith for approximately 40 years prior to her retirement in 1996. From 1986 to 1996, Ms. Neves was the First Vice President/Senior Research Analyst:
     Diversified Companies. She was elected to the Institutional Investor Magazine All-American Research Team for thirteen consecutive years, was ranked one of the world's top eight financial analysts in a UK Corporate Finance magazine in 1989 and has appeared as a guest on "Wall Street Week". Ms. Neves received her B.A. in Economics from Trinity College, her graduate certificate from Harvard Business School and her MBA from New York University. Ms. Neves was first elected to the Board of Directors on March 1, 1999.

     DR. LINDA ALLISON - Dr. Allison is currently a Director of the Company. She is also a Director and President of Snowdon and Associates Management Consulting Limited, a private company that she funded to provide management consulting and services in biotechnology and high technology. She was also a founder and President of Ondine Biopharma Inc., a Canadian biotechnology company developing novel therapies for infectious diseases from January 1998 to December 2000. In addition, Dr. Allison has worked in corporate finance for over 5 years with two investment banks and underwriters predominantly in the biotechnology sector. She received an M.Sc. from the University of London and a D.I.C. from the Imperial College of Science and Technology in London, England, as well as a Ph.D. from Simon Fraser University in British Columbia, Canada, with a research focus in the areas of neurophysiology and biophysics.

     DR. JAMES TROTMAN, M.D. - Dr. Trotman was appointed a Director and Advisor to the Company in October 2000. He was a founder of GenSci Regeneration Sciences Inc., a North American biotechnology company developing products for the repair and regeneration of human bone and soft tissue. He served as Chairman and Chief Executive Officer of GenSci since its inception in 1992 as Biocoll Medical Corporation until early 2000 and now continues to serve as Chairman. Dr. Trotman is also Chairman or Director of a number of other biotechnology companies and serving as a Medical Consultant to an e-commerce company. Prior to establishing Biocoll Medical, Dr. Trotman practiced as a Physician, Surgeon and medical administrator for 25 years in Ontario and British Columbia. Dr. Trotman received his M.D. from the University of Toronto, a B.A. from McMasters University and Certification in the College of Family Practice.

Each director holds office until the Company's annual meeting of stockholders and until his/her successor is duly elected and qualified. Officers are elected by the Board of Directors and hold office at the discretion of the Board of Directors. There are no family relationships between any of the directors or executive officers of the Company. Mr., McCartney, Mr. Pasemko, Mr. Klychak Dr. Woods and Ms. Neves were elected at a meeting of the stockholders held on July 18, 2000. Dr. Allison, Mr. McKinney and Dr. Trotman were appointed by the Board of Directors subsequent to this meeting.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities and Exchange Act of 1934, as amended, generally requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities (10% owners) to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors and executive officers and 10% owners are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. No other reports were required to be filed during the fiscal year ended December 31, 2000.

ITEM 10. EXECUTIVE COMPENSATION

The following table summarizes the aggregate compensation paid to BioLabs' Chief Executive Officer and the four most highly compensated executive officers other than the CEO (the "Named Executive Officers") during the fiscal year ended December 31, 2000.

SUMMARY COMPENSATION TABLE


                                                                                                     LONG-TERM
                                                     ANNUAL COMPENSATION                           COMPENSATION
                                   ---------------------------------------------------------    --------------------
                                    FISCAL                                                          SECURITIES
   NAME AND PRINCIPLE POSITION       YEAR         SALARY          BONUS          OTHER          UNDERLYING OPTIONS
---------------------------------- ----------- -------------- -------------- -----------------  --------------------
E. Greg McCartney                     2000           -              -           $91,332 (1)              -
  Chief Executive Officer             1999           -              -           $91,332 (1)              -


                                      1998           -              -           $ 45,685 (1)         $ 90,000 (3)

Dr. Linda Allison, Ph.D.              2000           -              -           $120,000 (5)         $342,900 (4)
  President and CEO                   1999           -              -              -                     -
                                      1998           -              -              -                     -

Lawrence J. Pasemko,                  2000           -              -           $ 91,332 (1)             -
  Chief Financial Officer             1999           -              -           $ 91,332 (1)             -
                                      1998           -              -           $ 45,685 (1)          $90,000 (3)

Albert Klychak,                       2000           -              -           $ 91,332 (1)             -
  Vice President                      1999           -              -           $ 91,332 (1)              -
                                      1998           -              -           $ 45,685 (1)          $90,000 (3)

Dr. Ian Woods,                        2000           -              -           $ 61,200 (2)             -
  Vice President                      1999           -              -           $ 11,133 (2)             -
                                      1998           -              -           $  5,318 (2)          $90,000 (3)

---------------------------------------------------------------------
(1)  Represents 1/3 of annual management fee paid to Tynehead Capital Corp.

(2)  Represents scientific consulting fees paid to Dr. Woods.

(3) Represents stock options to purchase 90,000 common shares at an exercise price of $1.00 per share.

(4) Represents stock options to purchase 90,000 common shares at an exercise price of $3.81 per share.

(5) Represents management and consulting fees paid to Snowdon & Associates Management Consulting Ltd.

STOCK OPTIONS

The following table provides information with respect to the stock option grants made to the Named Executive Officers during the 2000 fiscal year under BioLabs' 1998 Stock Option Plan. No stock appreciation rights were granted during such fiscal year to the Executive Officers.

OPTION GRANTS IN LAST FISCAL YEAR


                                                     INDIVIDUAL GRANTS
                              -------------------------------------------------------------
                              NUMBER OF SECURITIES
                               UNDERLYING OPTIONS     EXERCISE OR BASE
            NAME                     GRANTED          PRICE ($/SHARE)      EXPIRATION DATE
-------------------------     --------------------    ----------------   ------------------
E. Greg McCartney                         -                   -                 -

Dr. Linda Allison                      90,000               $3.81        July 12, 2005

Lawrence Pasemko                          -                   -                 -

Albert Klychak                            -                   -                 -

Dr. Ian Woods                             -                   -                 -

DIRECTOR COMPENSATION

Directors not otherwise employed by the Company did not receive cash compensation for serving on the Board of Directors during the fiscal year ended December 31, 2000; however, they did receive stock options.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL AGREEMENTS FROM 1999

The Company is in the start-up phase of its business and operations and currently generates no revenues. None of the Company's principal officers are employed directly by the Company.

Dr. Linda Allison was retained starting July 2000 under a consulting agreement between Snowdon & Associates Management Consulting Ltd. and the Company to serve as President and CEO,. On November 24, 2000, the Company provided a letter that outlined the general terms of her full-time employment with the Company and confirmed that the Company would enter into an employment agreement on or about December 31, 2000. Subsequent to December 31, 2000, Dr. Allison ceased employment with the Company.

Messrs. E. Greg McCartney, Chairman; Larry Pasemko, Executive Vice-President and Albert Klychak, Vice President, through their respective holding companies, are parties to an employment agreement dated September 1, 1998, between Tynehead Capital Corp. and the Company. The Employment Agreement employs the Executives, as independent contractors, to provide described management services to the Company, including setting objectives, structures, time frames, identifying resources required and allocating and utilizing such resources. The Company pays a monthly management fee, subject to annual review, at $22,833 to Tynehead. That amount is subject to annual review for increases only. In addition, Tynehead may be entitled to an annual incentive management fee on the basis of the recommendations of the Board taking into account the financial performance of the Company and other relevant factors. The Board of Directors of the Company is currently controlled by the Executives. The Executives recognize this and expect that any recommendations concerning increase in Tynehead compensation or incentive compensation will require independent director recommendation, but no formal procedure for independent director review has been agreed upon or otherwise established as of this date.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information known to the Company, as of December 31, 2000, regarding the beneficial ownership of the Company's voting securities by (i) each of the Company's directors and executive officers, and
(ii) all directors and executive officers of the Company as a group. Except as indicated below, management is not aware of any individual or entity that owns 5% or more of the voting stock of the Company, unless otherwise indicated, each of the stockholders listed in the table below has sole voting and power of disposition with respect to shares beneficially owned by such stockholder.


                                                                NUMBER OF            PERCENT OF       PERCENT OF
                               NAME AND ADDRESS                  SHARES              OUTSTANDING        VOTING
    TITLE OF CLASS            OF BENEFICIAL OWNER         BENEFICIALLY OWNED(1)       SHARES(2)      OWNERSHIP(3)
-------------------      ------------------------------   ---------------------      -----------     ------------
Common shares            E. Greg McCartney                        440,000  (4)           4.0%             3.7%

Common shares            Lawrence J. Pasemko                      440,000  (4)           4.0%             3.7%

Common shares            Albert Klychak                           300,000  (4)           2.9%             2.6%

Common shares            Ian B. Woods, M.D., Ph.D.                390,000  (4)           3.5%             3.2%

Common shares            Linda Allison, Ph.D.                      90,000  (4)           0.8%             0.7%

Common shares            Carol Patterson Neves                     50,000  (4)           0.5%             0.4%

                         All  directors  and  officers
Common shares                 as a group                        1,770,000               15.7%            14.3%

Common shares            Lutz Family Trust                        100,000  (5)           0.9%             9.2%

--------------------------------------------------------------

(1) Number of shares beneficially owned includes all shares that the beneficial owner has a right to acquire within 60 days pursuant to options, warrants, rights, conversion privileges or similar obligations.

(2) The percent is calculated by dividing the number of shares beneficially owned by the amount of outstanding securities plus the number of options beneficially owned by that owner. The denominator does not include securities that any other person has the right to acquire within 60 days pursuant to options, warrants, rights, conversion privileges or similar obligations.

(3) The percentage shown reflects voting ownership after taking into account the existing Class A preferred stock. None of the officers or directors owns any of the Class A Preferred Stock.

(4) Includes vested options to purchase common shares held by such officers and directors.

(5) The Trust also owns 1,024,162 shares of the Company's Convertible Preferred Stock, Class A.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 1998 the Company issued 3,000,000 common shares to companies controlled by officers and directors of the Company to settle debt of $347,395 ($.115 per Share). As of January 2, 1998, the Company, then known as Flexx Realm, Inc. had an indebtedness (accounts payable and notes payable) to Tynehead Capital Corp. (the management services company owned by the principal managers of the Company) of $193,406.20. At the same time, the Company had an indebtedness to a related entity - Sterling Gate Financial Corporation - for accounts payable and notes payable amounting to $153,988.63. Both sets of indebtedness were settled by conversion to equity, 1,670,200 Shares to Tynehead and 1,329,800 to Sterling Gate, or an aggregate of 3,000,000 Shares for the $347,395 of debt. The 575,000 Shares issued to Tynehead were redistributed to the accounts of certain officers and directors of the Company as follows:

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

In 2000, the Company issued 160,528 common shares to companies controlled by officers and directors of the Company to settle debt of $40,132. No gain or loss resulted from these debt settlements. Also in 2000, an officer and a director of the Company earned cash finders' fees of $120,000 and $40,000 respectively from PDL upon the Company's investment in PDL.

In addition all of the above persons rendered services in connection with the formation of the Company for which they received no cash compensation or other payment.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         The following documents are filed as part of this Form 10-KSB:

         (a) Exhibits:

             3.1 Restated Certificate of Incorporation (incorporated by reference to the like-numbered exhibit to the Company's Registration Statement on Form 10SB12B, filed on August 13, 1999).

             3.2 Class A Convertible Preferred Stock definition (incorporated by reference to the like-numbered exhibit to the Company's Registration Statement on Form 10SB12G, filed on October 14, 1999).

             3.3 Bylaws (incorporated by reference to the like-numbered exhibit to the Company's Registration Statement on Form 8-A12B, filed on December 18, 2000).

             4.1 Specimen Form of Stock Certificate (incorporated by reference to the like-numbered exhibit to the Company's Registration Statement on Form 8-A12B, filed on December 18, 2000).

             5.1 Opinion regarding legality of Shares (incorporated by reference to the like-numbered exhibit to the Company's Registration Statement on Form 10SB12B, filed on August 13, 1999).

             10.1 Abstract of Limited Liability Company Operating Agreement of BioMedical Diagnostics, LLC (Joint Venture Agreement) (incorporated by reference to the like-numbered exhibit to the Company's Registration Statement on Form 10SB12B, filed on August 13, 1999).

             10.2 Amended and Restated Limited Liability Company Agreement with Biomedical Diagnostics, LLC (incorporated by reference to the like-numbered exhibit to the Company's Registration Statement on Form 10SB12G, filed on October 14, 1999).

             10.3 Management Services Agreement BioLabs, Inc. with Tynehead Capital Corp. (incorporated by reference to the like-numbered exhibit to the Company's
                      Registration Statement on Form 10SB12G, filed on October 14, 1999).

             10.4 Letter Agreement with DynaMed, Inc. dated September 2, 1999 (incorporated by reference to the like-numbered exhibit to the Company's Registration Statement on Form 10SB12G/A, filed on December 8, 1999).

             10.5 Stock Option Agreement for Shares Issued under the BioLabs Amended and Restated Stock Option Plan (incorporated by reference to the like-numbered exhibit to the Company's Registration Statement on Form S-8, filed on April 27,
                      2000).

             10.6 Amended and Restated Stock Option Plan (incorporated by reference to the like-numbered exhibit to the Company's Registration Statement on Form S-8, filed on April 27,
                      2000).

             10.7 Warrant to Purchase Shares of the Company's Common Stock (incorporated by reference to the like-numbered exhibit to the Company's Registration Statement on Form S-8, filed on April 27, 2000).

             10.8 Investment Agreement, dated September 8, 2000, by and among Prion Developmental Laboratories, Inc., Efoora, Inc. and BioLabs, Inc. (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed on September 25, 2000).

             10.9 Warrant, dated September 8, 2000, issued by Prion Developmental Laboratories, Inc., in favor of BioLabs, Inc. (incorporated by reference to Exhibit
                      99.2 to the Company's Current Report on Form 8-K, filed on September 25, 2000).

             10.10 Purchase and Sale Agreement, dated December 5, 2000, by and among BioLabs, Inc., DynaMed, Inc., Antony Dyakowski, Elio Gugliemi, Kevin O'Farrell and Roberta Soon (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed on December 20, 2000).

             16.1 Letter regarding change in independent public accountant (incorporated by reference to the like-numbered exhibit to the Company's Current Report on Form 8-K, filed on January 26, 2001).

             24.1 Power of Attorney (incorporated by reference to the signature page on page S-1 of this Annual Report on Form 10-KSB).

         (b) Reports on Form 8-K:

                  1. Amendment No. 1 to Current Report on Form 8-K, filed on November 22, 2000.

                  2.       Current Report on Form 8-K, filed on December 7,
                           2000.

                  3. Amendment No. 2 to Current Report on Form 8-K, filed on December 7, 2000.

                  4.       Current Report on Form 8-K, filed on December 20,
                           2000.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           BIOLABS, INC.



                           By:   /s/ E.G. McCartney
                                 ------------------------------
                           Name: E.G. McCartney
                                 Chairman, President and Chief Executive Officer

April 16, 2001
---------------

POWER OF ATTORNEY

         We, the undersigned directors and officers of BioLabs, Inc., do hereby constitute and appoint E.G. McCartney, our true and lawful attorney-in-fact and agent, to sign for us or any of us in our names and in the capacities indicated below, any and all amendments to this Annual Report, and to file the same, with all exhibits thereto and other documents required in connection therewith, and to do any and all acts and things in our names and in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Act of 1933, as amended, and any rules, regulations, and requirements of the Securities and Exchange Commission, in connection with this Registration Statement; and we do hereby ratify and confirm all that the said attorney and agent shall do or cause to be done by virtue hereof.

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


Signature                             Title                                                Date
---------                             -----                                                ----

/s/ E. Greg McCartney                                                                April 16, 2001
-----------------------                                                           ------------------
E. Greg McCartney                     Chairman of the Board
                                      President and Chief Executive Officer
                                      And Director



-----------------------                                                           ------------------
Linda Allison, Ph.D.                  Director


/s/ Lawrence J. Pasemko                                                              April 16, 2001
-----------------------                                                           ------------------
Lawrence J. Pasemko                   Executive Vice President
                                      and Director



/s/ Albert Klychak                                                                   April 16, 2001
-----------------------                                                           ------------------
Albert Klychak                        Director


/s/ Ian B. Woods, M.D., Ph.D.                                                        April 16, 2001
-----------------------------                                                     ------------------
Ian B. Woods, M.D., Ph.D.             Vice President of Science and Technology
                                      and Director


/s/ Carol Patterson Neves                                                            April 16, 2001
--------------------------                                                        ------------------
Carol Patterson Neves                 Director


/s/ Lou McKinney                                                                     April 16, 2001
-----------------------                                                           ------------------
Lou McKinney                          Chief Financial Officer
                                      and Director


/s/ James Trotman, M.D.                                                              April 16, 2001
-----------------------                                                           ------------------
James Trotman, M.D.                   Director



                              Financial Statements
                              (Expressed in United States dollars)


                              BIOLABS, INC.
                              (D.B.A. Genesis Bioventures, Inc.)
                              (A Development Stage Company)



                              Years ended December 31, 2000 and 1999

INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Shareholders of BIOLABS INC.



We have audited the accompanying balance sheet of Biolabs Inc. (a development stage enterprise) as at December 31, 1999 and 1998 and the related statements of operations and deficit and changes in cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Since the date of completion of our audit of the accompanying financial statements and initial issuance of our report thereon dated February 11, 2000, the Company, as discussed in Note 1, has experienced a substantial increase in costs that adversely affect the Company's current results of operations and liquidity. Note 1 describes management's plans to address these issues.

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




/s/ Lemieux Deck Millard Bond
Chartered Accountants
Langley, British Columbia
February 11, 2000 (except for Note 1 and Note 3
which are as of April 3, 2001)

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Biolabs, Inc.


We have audited the accompanying balance sheet of Biolabs, Inc. (a Development Stage Enterprise) as of December 31, 2000 and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2000 and cumulative for the period from September 19, 1994 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of December 31, 1999 and 1998 and for the years ended December 31, 1999 and 1998 were audited by other auditors' whose report dated February 11, 2000, except as to note 1 and note 3 which are as of April 3, 2001, expressed an unqualified opinion on these statements. The cumulative statements of operations, stockholders' equity and cash flows for the period from September 19, 1994 (inception) to December 31, 2000 include amounts for the period from September 19, 1994 (inception) to December 31, 1999, which were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for the period September 14, 1994 through December 31, 1999 is based solely on the reports of other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of Biolabs, Inc. as of December 31, 2000 and the results of its operations and its cash flows for the year ended December 31, 2000 and cumulative for the period from September 19, 1994 (inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company has suffered recurring losses from operations and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/  KPMG LLP
Chartered Accountants



Vancouver, Canada

April 3, 2001

BIOLABS, INC.
(D.B.A. Genesis Bioventures, Inc.)
(A Development Stage Company)

Balance Sheets
(Expressed in United States dollars)

December 31, 2000 and 1999

================================================================================

                                                                       2000              1999
                                                                   ------------      ------------
                                                                                     (As restated
                                                                                        - note 3)
Assets

Current assets:
     Cash and cash equivalents                                     $    284,306      $    411,272
     Short-term investments                                             367,000                 -
     Goods and services taxes recoverable and other
       receivables                                                       19,377            19,540
     Prepaid expenses                                                    50,500            30,929
                                                                   ------------      ------------

                                                                        721,183           461,741

Property and equipment (note 4)                                          32,489            17,814

Long-term equity and cost investments (note 5)                        9,904,399         4,548,878

Other assets (note 6)                                                   166,667            50,000
                                                                   ------------      ------------

                                                                   $ 10,824,738      $  5,078,433
                                                                   ============      ============

Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable and accrued liabilities                      $    516,031      $    371,470
     Promissory notes payable (note 7)                                3,008,482                 -
     Promissory notes payable - related parties (note 7)                      -            40,132
                                                                   ------------      ------------
                                                                      3,524,513           411,602

Stockholders' equity (note 8):
     Common stock, $.0001 par value:
     Authorized:  100,000,000 shares
         Issued:  2000 - 10,987,075; 1999 - 8,178,997                     1,099               818
     Preferred stock, $.0001 par value:
         Authorized:  100,000,000 shares
         Issued:  2000 - 1,241,536; 1999 - 2,000,000;                       124               200
     Additional paid-in capital                                      16,859,624         8,235,759
     Deficit accumulated during the development stage                (9,560,622)       (3,569,946)
                                                                   ------------      ------------
     Total stockholders' equity                                       7,300,225         4,666,831
                                                                   ------------      ------------

                                                                   $ 10,824,738      $  5,078,433
                                                                   ============      ============

Commitments and contingencies (notes 5(a), 8(c)(iii) and 12)
Subsequent events (note 13)

See accompanying notes to financial statements.

Approved on behalf of the Board:


/s/ Lawrence J. Pasenko  Director           /s/ Lou McKinney  Director
-----------------------                     ----------------

BIOLABS, INC.
(D.B.A. Genesis Bioventures, Inc.)
(A Development Stage Company)

Statements of Operations
(Expressed in United States dollars)

================================================================================


                                                                                            Period from
                                                                                     September 19, 1994
                                                        Years Ended December 31,         (inception) to
                                                    ------------------------------         December 31,
                                                         2000              1999                    2000
                                                    ------------      ------------         ------------
                                                                      (As restated
                                                                         - note 3)
Expenses:
     Depreciation and amortization                  $      6,722      $      7,654         $     21,428
     Investor relations                                  540,075           123,329              663,404
     Legal and accounting                                352,439           130,261              637,832
     Listing and share transfer fees                      58,454            47,793              144,049
     Management and consulting fees                    1,190,345           431,527            2,739,488
     Office and miscellaneous                            100,153            84,726              204,125
     Rent and occupancy costs                             81,151            27,344              111,691
     Salaries and benefits                                51,265            22,781               74,046
     Telephone                                            23,661            26,782               59,296
     Travel and promotion                                234,930           246,837              725,047
                                                    ------------      ------------         ------------
                                                       2,639,195         1,149,034            5,380,406
                                                    ------------      ------------         ------------

Loss before other income (expense)                    (2,639,195)       (1,149,034)          (5,380,406)

Other income (expense):
     Interest income                                      57,429             4,898               65,180
     Interest and bank charges (note 7(a))              (680,892)           (6,792)            (699,031)
     Gain on foreign exchange                              5,360                 -                5,360
     Equity in loss of investment:
         Prion Developmental Laboratories, Inc.         (713,709)                -             (713,709)
         Biotherapies, Inc.                           (1,075,758)         (177,857)          (1,253,615)
         Biomedical Diagnostics, LLC                    (821,241)         (408,425)          (1,229,666)
                                                    ------------      ------------         ------------
                                                      (3,228,811)         (588,176)          (3,825,481)
                                                    ------------      ------------         ------------

Loss for the period                                 $ (5,868,006)     $ (1,737,210)        $ (9,205,887)
                                                    ============      ============         ============

Loss per common share, basic and diluted
   (note 2(j))                                      $       0.65      $       0.25         $       2.30
                                                    ============      ============         ============

Weighted average common shares outstanding,
   basic and diluted                                $  9,209,570      $  7,965,484         $  4,155,721
                                                    ============      ============         ============


See accompanying notes to financial statements.

BIOLABS, INC.
(D.B.A. Genesis Bioventures, Inc.)
(A Development Stage Company)

Statements of Stockholders' Equity
(Expressed in United States dollars)

================================================================================

                                                                           Common shares                         Preferred shares
                                                                    Number                      Common share     Number
                                                                  of shares         Amount      subscriptions   of shares   Amount


Issue of common stock for cash on organization of the Company      8,816,992    $      8,817            --           --     $  --
Loss for the period                                                     --              --              --           --        --
                                                                  ----------    ------------      ----------     -------    -------
Balance, December 31, 1995                                         8,816,992           8,817            --           --        --

Consolidation of shares in November on a 50 for 1 basis           (8,640,456)         (8,799)           --           --        --
Loss for the period                                                     --              --              --           --        --
                                                                  ----------    ------------      ----------     -------    -------
Balance, December 31, 1996                                           176,536              18            --           --        --

Issue of common stock for settlement of debt                       3,000,000             300            --           --        --
Loss for the period                                                     --              --              --           --        --
                                                                  ----------    ------------      ----------     -------    -------
Balance, December 31, 1997                                         3,176,536             318            --           --        --

Issue of common stock for settlement of debt                       3,000,000             300            --           --        --
Issue of common stock for cash                                     1,010,000             101            --           --        --
Loss for the period                                                     --              --              --           --        --
                                                                  ----------    ------------      ----------     -------    -------
Balance, December 31, 1998                                         7,186,536             719            --           --        --

Issue of common stock for settlement of debt                         872,500              87            --           --        --
Common stock returned                                                    (39)           --              --           --        --
Issue of common stock for services                                    60,000               6            --           --        --
Issue of common stock for shares of Biotherapies
  Incorporated                                                        60,000               6            --           --        --
Issue of preferred stock for cash                                       --              --              --      2,000,000      200
Fair value of options issued to consultants                             --              --              --           --        --
Beneficial feature of preferred stock issued                            --              --              --           --        --
Deemed dividends on preferred stock (note 8(a))                         --              --              --           --        --
Loss for the period                                                     --              --              --           --        --
                                                                  ----------    ------------      ----------     -------    -------
Balance, December 31, 1999 (as restated - note 3)                  8,178,997             818            --      2,000,000      200

Issue of common stock for settlement of debt                         240,528              24            --           --        --
Exercise of share purchase warrants for cash                           9,000               1            --           --        --
Exercise of stock options for cash                                    68,500               7            --           --        --
Issue of common stock for cash (net of cash share
  issue costs of $214,139 and non-cash of $26,500)                   629,586              63            --           --        --
Issue of common stock for financing services provided                  2,000            --              --           --        --
Issue of common stock on acquisition (note 5(d))                   1,100,000             110            --           --        --
Issue of warrants to holders of promissory notes                        --              --              --           --        --
Issue of common stock on conversion of
  convertible preferred shares                                       758,464              76            --       (758,464)     (76)
Deemed dividends on preferred stock                                     --              --              --           --        --
Fair value of options issued to employees and consultants               --              --              --           --        --
Common shares subscribed, not issued                                    --              --           150,001
Note receivable share subscriptions                                     --              --          (150,001)        --        --
Loss for the period                                                     --              --              --           --        --
                                                                  ----------    ------------      ----------     -------    -------

Balance, December 31, 2000                                        10,987,075    $      1,099            --      1,241,536   $   124
                                                                  ==========    ============      ===========   =========   =======


                                                                                            Deficit
                                                                   Additional    accumulated during                Total
                                                                 paid-in capital  development stage  stockholders'equity


Issue of common stock for cash on organization of the Company        $       --      $       --      $      8,817
Loss for the period                                                          --          (147,192)       (147,192)
                                                                     ------------      ----------      ----------

Balance, December 31, 1995                                                   --          (147,192)       (138,375)

Consolidation of shares in November on a 50 for 1 basis                     8,799            --              --
Loss for the period                                                          --          (184,403)       (184,403)
                                                                     ------------      ----------      ----------

Balance, December 31, 1996                                                  8,799        (331,595)       (322,778)

Issue of common stock for settlement of debt                              119,700            --           120,000
Loss for the period                                                          --          (191,118)       (191,118)
                                                                     ------------      ----------      ----------

Balance, December 31, 1997                                                128,499        (522,713)       (393,896)

Issue of common stock for settlement of debt                              347,095            --           347,395
Issue of common stock for cash                                            708,736            --           708,837
Loss for the period                                                          --        (1,077,958)     (1,077,958)
                                                                     ------------      ----------      ----------

Balance, December 31, 1998                                              1,184,330      (1,600,671)       (415,622)

Issue of common stock for settlement of debt                              872,413            --           872,500
Common stock returned                                                        --              --              --
Issue of common stock for services                                         59,994            --            60,000
Issue of common stock for shares of Biotherapies
  Incorporated                                                            239,994            --           240,000
Issue of preferred stock for cash                                       5,210,976            --         5,210,976
Fair value of options issued to consultants                                81,252            --            81,252
Beneficial feature of preferred stock issued                              354,735            --           354,735
Deemed dividends on preferred stock (note 8(a))                           232,065        (232,065)           --
Loss for the period                                                          --        (1,737,210)     (1,737,210)
                                                                     ------------      ----------      ----------

Balance, December 31, 1999 (as restated - note 3)                       8,235,759      (3,569,946)      4,666,631

Issue of common stock for settlement of debt                              309,498            --           309,522
Exercise of share purchase warrants for cash                               62,999            --            63,000
Exercise of stock options for cash                                        129,593            --           129,600
Issue of common stock for cash (net of cash share
issue costs of $214,139 and non-cash of $26,500)                        2,058,013            --         2,058,076
Issue of common stock for financing services provided                      26,500            --            26,500
Issue of common stock on acquisition (note 5(d))                        4,330,590            --         4,330,700
Issue of warrants to holders of promissory notes                          897,554            --           897,554
Issue of common stock on conversion of
convertible preferred shares                                                 --              --              --
Deemed dividends on preferred stock                                       122,670        (122,670)           --
Fair value of options issued to employees and consultants                 686,448            --           686,448
Common shares subscribed, not issued
Note receivable share subscriptions                                          --              --          (150,001)
Loss for the period                                                          --        (5,868,006)     (5,868,006)
                                                                     ------------    ------------    ------------

Balance, December 31, 2000                                           $ 16,859,624    $ (9,560,622)   $  7,300,025
                                                                     ============    ============    ============

See accompanying notes to financial statements.

BIOLABS, INC.
(D.B.A. Genesis Bioventures, Inc.)
(A Development Stage Company)

Statements of Cash Flows
(Expressed in United States dollars)
================================================================================

                                                                                              Period from
                                                           YEARS ENDED DECEMBER 31,    September 19, 1994
                                                          ----------------------------        December 31,
                                                              2000            1999                   2000
                                                          ------------    ------------    ---------------
                                                                          (As restated
                                                                              - note 3)
Cash flows from operating activities:
     Loss for the period                                  $ (5,868,006)   $ (1,737,210)   $ (9,205,887)
     Items not affecting cash:
         Depreciation and amortization                           6,722           7,654          21,428
         Amortization of deferred finance fees                 108,333            --           108,333
         Equity in loss on investment of Biomedical
           Diagnostics LLC                                     821,241         408,425       1,229,666
         Equity in loss on investment of
           Biotherapies, Inc.                                1,075,758         177,857       1,253,615
         Equity in loss on investment of Prion
           Developmental Laboratories Inc.                     713,709            --           713,709
         Stock compensation                                    686,448          81,252         767,700
         Common stock issued for services                         --            60,000          60,000
         Deemed discount amortization on promissory
           notes                                               406,036            --           406,036
     Changes in operating assets and liabilities:
         Goods and services taxes recoverable and other            163         (19,540)        (19,377)
         Prepaid expenses                                      (19,571)        (20,929)        (50,500)
         Accounts payable and accrued liabilities              413,951         259,701       2,165,448
                                                          ------------    ------------    ------------
     Net cash used in operating activities                  (1,655,216)       (782,790)     (2,549,829)

Cash flows from investing activities:
     Capital expenditures on property and equipment            (21,397)        (14,842)        (45,100)
     Purchase of shares and bonds of Biotherapies, Inc.     (1,548,976)       (675,000)     (2,643,976)
     Investment in Prion Developmental
       Laboratories, Inc.                                   (2,036,553)           --        (2,036,553)
     Investment in Biomedical Diagnostics, LLC                    --        (2,500,000)     (3,000,000)
     Investment in I.D. Certify, Inc.                             --          (800,160)       (800,160)
     Deposit on purchase                                          --           (50,000)        (50,000)
     Purchase of short-term investments                       (367,000)           --          (367,000)
                                                          ------------    ------------    ------------
     Net cash used in investing activities                  (3,973,926)     (4,040,002)     (8,942,789)

Cash flows from financing activities:
     Exercise of share purchase warrants                        63,000            --            63,000
     Exercise of stock options                                 129,600            --           129,600
     Issuance of promissory notes,
       net of cash fees of $275,000                          3,225,000            --         3,225,000
     Repayment of promissory notes                                --              --
     Repayment of promissory notes to related parties             --                              --
     Common stock issued for cash, net of share
       issue costs of $240,629                               2,084,576            --         2,793,413
     Preferred stock subscriptions                                --          (414,000)           --
     Preferred stock issued for cash                              --         5,565,911       5,565,911
                                                          ------------    ------------    ------------
     Net cash provided by financing activities               5,502,176       5,151,911      11,776,924
                                                          ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents          (126,966)        329,119         284,306

Cash and cash equivalents, beginning of period                 411,272          82,153            --
                                                          ------------    ------------    ------------

Cash and cash equivalents, end of period                  $    284,306    $    411,272    $    284,306
                                                          ============    ============    ============

BIOLABS, INC.
(D.B.A. Genesis Bioventures, Inc.)
(A Development Stage Company)

Statements of Cash Flows, Continued
(Expressed in United States dollars)
================================================================================


                                                                                        Period from
                                                                                 September 19, 1994
                                                       YEARS ENDED DECEMBER 31,      (inception) to
                                                       ------------------------        December 31,
                                                         2000         1999                     2000
                                                       --------    -----------     ----------------
                                                                   (As restated
                                                                       - note 3)

Supplemental disclosure:
     Cash paid for:
         Income taxes                                  $     --     $     --     $     --
         Interest                                         166,523        6,792      184,662
     Non-cash activities:
         Common stock issued to settle promissory
           notes payable and accounts payable and
           accrued liabilities                            309,522      872,500    1,649,417
         Common stock issued for shares of
           Biotherapies Inc. and patents                4,330,700      240,000    4,570,700
         Discount on promissory notes                     897,554         --        897,554
         Deemed dividends on preferred shares             122,670      232,065      354,735
         Common stock issued on conversion of
           preferred shares                                    76         --             76
         Contribution to BioMedical Diagnostics, LLC
           of rights acquired                           2,680,860         --      2,680,860
                                                       ==========   ==========   ==========

See accompanying notes to financial statements.

BIOLABS, INC.
(D.B.A. Genesis Bioventures, Inc.)
(A Development Stage Company)

Notes to Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2000 and 1999
================================================================================

1.   NATURE OF DEVELOPMENT STAGE ACTIVITIES:

     Biolabs, Inc., which operates under the name Genesis Bioventures, Inc., was incorporated in the State of New York on September 19, 1994. The Company is engaged in the business of identifying promising biotechnology companies involved in research and related product development in the fields of cancer therapy and cancer and prion disease diagnosing.

     At present, the Company holds equity interests in: Biotherapies, Inc. ("Biotherapies"), a company developing a potential therapeutic for breast cancer; Prion Developmental Laboratories, Inc. ("PDL"), a private company that is developing a diagnostic test for prion diseases, a family of fatal neurodegenerative diseases that includes BSE or "Mad Cow Disease"; and Biomedical Diagnostics, LLC ("Diagnostics"), a joint venture with Biotherapies, developing a potential screening diagnostic for the detection of breast cancer.

     These financial statements have been prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes the Company will continue in operation throughout the next fiscal year and into the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Certain conditions, discussed below, currently exist which raise substantial doubt upon the validity of this assumption. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The Company's future operations are dependent upon the Company's ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from its investments. As of December 31, 2000, the Company is considered to be in the development stage as the Company has not generated revenues, and has experienced negative cash flow from operations. The Company does not have sufficient working capital to sustain operations until the end of the year ended December 31, 2001. The Company is currently looking to secure additional funds through future debt or equity financings. Such financing may not be available or may not be available on reasonable terms.


2.   SIGNIFICANT ACCOUNTING POLICIES:

     (a) Investments in affiliates:

         The Company accounts for its investments in biotechnology companies for which it does not exercise significant influence, using the cost method. For those investments where significant influence by the Company does exist, the Company accounts for those investments using the equity method.

BIOLABS, INC.
(D.B.A. Genesis Bioventures, Inc.)
(A Development Stage Company)

Notes to Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2000 and 1999
================================================================================

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     (b) Use of estimates:

         The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses for the reporting period. Actual results may significantly differ from these estimates.

     (c) Foreign currency:

         The functional currency of the Company is the United States dollar. Transactions in foreign currencies are translated into United States dollars at the rates in effect on the transaction date. Exchange gains or losses arising on translation or settlement of foreign currency denominated monetary items are included in the statement of operations.

         Substantially all tangible assets of the Company are located in Canada.

     (d) Cash and cash equivalents:

         The Company considers all short-term investments, including investments in certificates of deposit, with a maturity date at purchase of three months or less to be cash equivalents.

     (e) Short-term investments:

         Included in short-term investments are certificates of deposits with maturity dates in excess of three months but less than one year at the date of purchase.

     (f) Prepaid expenses:

         Prepaid expenses include prepaid insurance and deposits relating to its office.

     (g) Property and equipment:

         Property and equipment are recorded at cost and are depreciated using the straight-line method over their estimated useful lives as follows:

         Asset                                                         Rate
         -----                                                         ----

         Computer software                                          3 years
         Furniture and fixtures                                     5 years
         Office equipment                                           4 years

BIOLABS, INC.
(D.B.A. Genesis Bioventures, Inc.)
(A Development Stage Company)

Notes to Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2000 and 1999
================================================================================

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     (g) Property and equipment:

         The cost of maintenance and repairs are expensed as incurred. The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. If the sum of undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than the carrying amount, an impairment loss is recognized for the excess of the carrying amount of the asset over the fair value of the asset.

     (h) Income taxes:

         The Company follows the asset and liability method of accounting for income taxes. Under this method, current taxes are recognized for the estimated income taxes payable for the current period.

         Deferred income taxes are provided based on the estimated future tax effects of temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases as well as the benefit of losses available to be carried forward to future years for tax purposes.

         Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets when it is more likely than not that such deferred tax assets will not be realized.

     (i) Research and development:

         Research and development expenses are expensed as incurred.

     (j) Loss per share:

         Basic earnings per share is computed by dividing loss for the period available to common stockholders by the weighted average number of common stock outstanding during the periods. Loss available to common stockholders is increased by dividends on preferred stock earned in the period. Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock issuances, including options, warrants and convertible preferred stock, outstanding during the period. The loss for the period is adjusted to add back convertible preferred stock dividends in the period. As the Company has a net loss in each of the periods presented, basic and diluted net loss per share is the same.

BIOLABS, INC.
(D.B.A. Genesis Bioventures, Inc.)
(A Development Stage Company)

Notes to Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2000 and 1999
================================================================================

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     (k) Stock-based compensation:

         The Company accounts for its employee stock-based compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES", and related interpretations. As such, compensation expense under fixed plans would be recorded only if the market value of the underlying stock at the date of grant exceeded the exercise price. The Company recognizes compensation expense for stock options, common stock and other equity instruments issued to non-employees for services received based upon the fair value of the services or equity instruments issued, whichever is more reliably determined. The fair value of the equity securities is determined as the services are provided and the securities earned. This information is presented in note 8(b).

         SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION", requires entities that continue to apply the provisions of APB Opinion No. 25 for transactions with employees to provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied to these transactions. This information is presented in note 8(b).

     (l) Comparative figures:

         Certain comparative figures have been reclassified to conform to the basis of presentation adopted for the current period.

BIOLABS, INC.
(D.B.A. Genesis Bioventures, Inc.)
(A Development Stage Company)

Notes to Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2000 and 1999
================================================================================

3.   RESTATEMENT OF PRIOR YEAR:

     The Company has restated its annual financial statements for the year ended December 31, 1999 to reflect the following adjustments:


                                                   As previously
                                                        reported       Adjustments        Restated
                                                   -------------     ---------------     ----------
     At December 31, 1999:
         Long-term equity and cost
           investments                               $  4,944,974   $  (177,857) (a)   $  4,548,878
                                                                       (218,239) (b)

         Additional paid-in capital                     7,922,442       232,065  (c)      8,235,759
                                                                         81,252  (d)

         Deficit accumulated during the
           development stage                           (2,860,533)     (232,065) (c)     (3,569,946)
                                                                       (218,239) (a)
                                                                       (177,857) (a)
                                                                        (81,252) (d)


     For the year ended December 31, 1999:
         Management and consulting fees                   350,275        81,252  (d)        431,527

         Equity loss of investments:
           Biotherapies                                         -       177,857  (a)        177,857
           Diagnostics                                    190,186       218,239  (b)        408,425


     (a) The Company has restated its 1999 financial statements to reflect a change in the method of accounting for its investment in Biotherapies from the cost method to the equity method. This retroactive change was required upon obtaining significant influence over the investment in fiscal year 2000 (see note 5(b)).

     (b) The Company increased the equity in loss of its investment in Diagnostics as a result of an adjustment for the amortization of excess cost of the Company's investment over its interest in the fair value of the net assets of Diagnostics at the acquisition date.

BIOLABS, INC.
(D.B.A. Genesis Bioventures, Inc.)
(A Development Stage Company)

Notes to Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2000 and 1999
================================================================================

3.   RESTATEMENT OF PRIOR YEAR (CONTINUED):

     (c) The Company has recognized a beneficial conversion feature on convertible preferred shares issued in fiscal year 1999 in additional paid-in capital. The beneficial conversion feature is recognized as a dividend from the date of issuance to the earliest conversion date using the effective interest method.

     (d) The Company has recognized additional management and consulting expenses of $81,252 for stock options granted to non-employees in the year ended December 31, 1999.


4.   PROPERTY AND EQUIPMENT:

     Property and equipment consists of the following:


                                                    2000          1999
                                                  --------      --------

     Computer software                            $  3,211      $  3,211
     Furniture and fixtures                          3,943         3,943
     Office equipment                               37,946        16,549
                                                  --------      --------
                                                    45,100        23,703

     Accumulated depreciation                      (12,611)       (5,889)
                                                  --------      --------

                                                  $ 32,489      $ 17,814
                                                  ========      ========


5.   LONG-TERM EQUITY AND COST INVESTMENTS:

     Long-term investments:

                                                  Ownership percentage          2000             1999
                                                  --------------------      ------------   --------------
                                                                                           (As restated -
                                                                                                  note 3)
     Equity method:
         Biomedical Diagnostics, LLC (a)          (50%, 1999 - 50%)         $  4,451,194   $    2,591,575
         Biotherapies, Inc. (b)                   (26.6%, 1999 - 11.1%)        4,130,361        1,157,143
         Prion Development Laboratories,
           Ltd. (c)                               (25%, 1999 - nil%)           1,322,844                -
                                                  --------------------      ------------   --------------
                                                                               9,904,399        3,748,718
     Cost method:
         ID Certify, Inc. (e)                                                          -          800,160
                                                                            ------------   --------------

                                                                            $  9,904,399   $    4,548,878
                                                                            ============   ==============

BIOLABS, INC.
(D.B.A. Genesis Bioventures, Inc.)
(A Development Stage Company)

Notes to Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2000 and 1999
================================================================================

5.   LONG-TERM EQUITY AND COST INVESTMENTS (CONTINUED):

     (a) Investment in Biomedical Diagnostics, LLC:


                                                                       2000              1999
                                                                  ------------      ------------

     Investment in Biomedical Diagnostics, LLC (50%), at cost     $  5,680,860      $  3,000,000
     Equity in losses                                               (1,229,666)         (408,425)
                                                                  ------------      ------------

                                                                  $  4,451,194      $  2,591,575
                                                                  ============      ============



         The Company has entered into a joint venture agreement dated November 8, 1998 with Biotherapies for development of a mammastatin diagnostic assay through the creation of a company named Diagnostics. The diagnostic assay being developed will be used as a cancer screening method. Under the terms of the amended agreement dated November 8, 1998, both parties to the agreement have a 50% equity interest in Diagnostics, but voting control of Diagnostics is held by Biotherapies. The Company accounts for its investment in Diagnostics using the equity method.

         Under the terms of the amended Diagnostics operating agreement, the Company made capital contributions of $500,000 within 90 days of November 8, 1998, a further capital contribution of $1,000,000 in August 1999, and payments to fund further research and development to Biotherapies of $500,000 in November 1998, $500,000 in April 1999, and $500,000 in August 1999. In December 2000, the Company contributed its 50% interest in certain technology and technology rights to ovarian and prostate diagnostics, received as part of the Dynamed transaction, to Diagnostics (see note 5(d)).

         The Company is also required, under the amended operating agreement, to make the following additional payments to Biotherapies upon Diagnostics reaching certain milestones:

         (i) $1,000,000 within 60 days of completion of certain diagnostic clinical trials, and

         (ii) $1,000,000 within 30 days of the joint venture achieving $100,000 in gross revenues ("the Milestone").

         If required additional payments are not made upon reaching the above milestones, the Company's equity interest would immediately be reduced to 30% and only increase on the effective date of payment if made within 180 days. As at December 31, 2000, the parties to the agreement are disputing whether the Milestones under 5(a)(I) had been reached. By an agreement dated March 28, 2001, without any adjustment in either party's equity interests in Diagnostics, the parties agreed that the date of determination of whether the Milestone under 5(a)(i) was reached was amended to be April 30, 2001.

BIOLABS, INC.
(D.B.A. Genesis Bioventures, Inc.)
(A Development Stage Company)

Notes to Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2000 and 1999
================================================================================

5.   LONG-TERM EQUITY AND COST INVESTMENTS (CONTINUED):

     (a) Investment in Biomedical Diagnostics, LLC:

         Within 14 days of Diagnostics achieving the Milestone under 5(a)(ii), the Company is also required to issue to Biotherapies voting shares of common stock of the Company constituting 5% of the total outstanding shares of the Company on a fully diluted basis, taking into account allocations, convertible debt and issued shares.

         Had the Milestone been reached by December 31, 2000, the Company would have been required to issue 696,457 common shares (1999 - 559,226) based upon the following total outstanding shares on a fully diluted basis as of December 31, 2000:


         Preferred shares                                        1,241,536
         Common stock                                           10,987,075
         Stock options                                             560,000
         Warrants                                                1,140,538
                                                                ----------

                                                                13,929,149
                                                                ==========


         Diagnostics commenced operations May 1, 1999. Details of its reported results of operations are set out below:

                                                                         Period from
                                                        Year ended     May 1,1999 to
                                                      December 31,      December 31,
                                                              2000              1999
                                                      ------------     -------------
         Research and development                     $    239,788      $    145,543
         Selling and administration                        389,240           259,353
                                                      ------------      ------------

         Operating loss                                   (629,028)         (404,896)
         Interest income                                    34,092            24,523
                                                      ------------      ------------

         Loss for the period                          $   (594,936)     $   (380,373)
                                                      ============      ============

BIOLABS, INC.
(D.B.A. Genesis Bioventures, Inc.)
(A Development Stage Company)

Notes to Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2000 and 1999
================================================================================

5.   LONG-TERM EQUITY AND COST INVESTMENTS (CONTINUED):

     (b) Investment in Biotherapies, Inc.:


                                                           2000              1999
                                                      ------------      ------------

         Investment in Biotherapies                   $  5,383,976      $  1,335,000
         Equity in losses                               (1,253,615)         (177,857)
                                                      ------------      ------------

                                                      $  4,130,361      $  1,157,143
                                                      ============      ============


         The Company has made the following investments in Biotherapies, a biotechnology company developing a potential therapeutic for breast cancer:

                                                                    Common     Common share
         Transaction                                  Date          shares       investment        Bond
                                                    --------       --------    ------------       ------
         Cash investment in common shares         March, 1998         60,000     $  420,000              -
         Cash and equity investment
           in common shares                   September, 1999         41,000        915,000              -
         Cash investment in bonds                 March, 2000              -              -        400,000
         Conversion of bond receivable
           to common shares                       March, 2000         16,000        400,000       (400,000)
         Cash investment in common shares          June, 2000         44,000      1,100,000              -
         Cash investment in common
           shares (5(d))                       December, 2000        100,000      2,500,000              -
         Direct acquisition costs                                          -         48,976              -
                                                                  ----------     ----------     ----------

                                                                     261,000     $5,383,976              -
                                                                  ==========     ==========     ==========


         The Company's ownership percentage increased from 16.6% to 26.6% upon the December 2000 acquisition transaction providing the Company with significant influence over Biotherapies.

         The Company has restated its prior period financial statements to reflect a change from the cost to the equity method of accounting for its investment in Biotherapies. The excess of each investment in Biotherapies over the Company's then proportionate interests in the net assets of Biotherapies at each purchase step is being amortized over three years. As a result of this restatement, equity loss has been increased by $1,024,729, $177,857 and $1,202,586 in the years ended December 31, 2000 and 1999 and the period from September 19, 1994 (inception) to December 31, 2000, respectively. Long-term investments in Biotherapies, Inc. has decreased by $1,202,586 and $177,857 as at December 31, 2000 and 1999, respectively.

BIOLABS, INC.
(D.B.A. Genesis Bioventures, Inc.)
(A Development Stage Company)

Notes to Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2000 and 1999
================================================================================

5.   LONG-TERM EQUITY AND COST INVESTMENTS (CONTINUED):

     (b) Investment in Biotherapies, Inc.:


         Details of Biotherapies' reported results of operations are set out below:


                                                               2000              1999
                                                           ------------      ------------

         Revenue                                           $          -      $  1,300,000

         Research and development                             1,416,320         1,741,024
         Administration                                       1,233,719           436,833
                                                           ------------      ------------

         Operating loss                                      (2,650,039)         (877,857)

         Equity in earnings (losses) of joint ventures          (47,468)           59,813
         Other income                                             4,395             8,953
                                                           ------------      ------------

         Loss for the period                               $ (2,693,112)     $   (809,091)
                                                           ============      ============


     (c) Investment in Prion Developmental Laboratories, Inc.:

                                                                      2000              1999
                                                                  ------------      ------------
         Investment in Prion Developmental Laboratories, Inc.     $  2,036,553      $          -
         Equity in losses                                             (713,709)                -
                                                                  ------------      ------------

                                                                  $  1,322,844      $          -
                                                                  ============      ============


         Pursuant to an investment agreement dated on September 8, 2000, the Company acquired 1,000,000 common shares of Prion Developmental Laboratories, Inc. ("PDL") and a warrant to purchase an additional 1,000,000 common shares of PDL at an exercise price of $0.40 per common share for total cash consideration of $1,000,010. On November 21, 2000, the Company purchased a further 1,000,000 common shares pursuant to the investment agreement for cash consideration of $1,000,000 giving the Company a 25% equity interest in PDL. PDL is a development stage biotechnology company developing diagnostic tests for prion diseases.

         The warrant purchased expires on March 8, 2002. The Company has the right to put common shares received from the future exercise of the warrant to Efoora, Inc., the public Parent Company of PDL, in exchange for common shares of Efoora, Inc. on a one-to-one basis.

BIOLABS, INC.
(D.B.A. Genesis Bioventures, Inc.)
(A Development Stage Company)

Notes to Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2000 and 1999
================================================================================

5.   LONG-TERM EQUITY AND COST INVESTMENTS (CONTINUED):

     (c) Investment in Prion Developmental Laboratories, Inc.:


         Pursuant to the investment agreement, the Company is guaranteed a 25% ownership until September 8, 2001 and will be issued common shares that will be repriced along with the original shares purchased to ensure a 25% equity share in PDL if PDL completes further issuances of common shares. The Company accounts for its investment in PDL by the equity method from September 8, 2000, the date of initial investment acquisition.

         Included in the carrying amount of the PDL investment is the excess of the Company's investment over the Company's interest in the net assets of PDL acquired of $1,813,410 attributable to PDL's research contracts, which is being amortized over the estimated life of PDL's research contracts of three years.

         An officer and director of the Company earned cash finders' fees of $120,000 and $40,000 respectively, from PDL, upon the Company's investment in PDL.

         Details of PDL's reported results of operations for the period from September 8, 2000 to December 31, 2000 are set out below:

         Revenue                                                $          -
         Research and development                                  1,650,000
         Administration                                              352,247
                                                                ------------

         Operating loss                                            2,002,247
         Interest income                                               5,559
                                                                ------------

         Loss for the period                                    $  1,996,688
                                                                ============

     (d) Dynamed Inc.:

         In December 2000, the Company completed an agreement with Dynamed Inc. and certain shareholders of Biotherapies to receive 100,000 shares of Biotherapies (see note 5(b)) and a 50% interest in a joint venture company BioMed Technologies LLC in return for $50,000 cash, the Company's investment in 800,000 shares of preferred stock of I.D. Certify Inc. and warrant to purchase 160,000 common shares of I.D. Certify Inc., and 1,100,000 common shares of the Company. Biotherapies also had a 50% interest in BioMed Technologies LLC.

BIOLABS, INC.
(D.B.A. Genesis Bioventures, Inc.)
(A Development Stage Company)

Notes to Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2000 and 1999
================================================================================

5.   LONG-TERM EQUITY AND COST INVESTMENTS (CONTINUED):

     (d) Dynamed Inc. (continued):

         Fair market value of assets acquired:

         Biotherapies, Inc. common shares                                            $2,500,000
         Patents and rights to prostate and ovarian diagnostics of joint venture      2,680,860
                                                                                     ----------

                                                                                     $5,180,860
                                                                                     ==========

         Consideration:
              Cash                                                                   $   50,000
              I.D. Certify preferred shares and warrant                                 800,160
              Common shares of the Company                                            4,330,700
                                                                                     ----------

                                                                                     $5,180,860
                                                                                     ==========


         The Company accounted for the transaction by valuing the cash and all common shares at fair value as evidenced by third party transactions. The residual amount in the transaction was applied to the Company's 50% interest in patents and rights held by BioMed Technologies LLC for prostate diagnostics and prostate therapeutics.

         Prior to December 31, 2000, BioMed Technologies LLC was wound up and its only assets, including patents and technology rights, were transferred into Diagnostic (see note 5(a)) to provide the Company with a 50% interest in the technology.

     (e) I.D. Certify Inc.:


                                                                   2000           1999
                                                                -----------    ------------


         800,000 Series C preferred shares, at cost             $          -   $    800,160
                                                                ============   ============

         On December 5, 2000, the Company distributed these shares as part of its acquisition of certain investments from Dynamed Inc., as set out in note 5(d) above.

6.   OTHER ASSETS:

     (a) Other assets consists of:


                                                          2000             1999
                                                      ------------     ------------

         Deferred finance fees (note 5(b)             $    166,667     $          -
         Deposit on purchase (note 4(d))                         -           50,000
                                                      ------------     ------------

                                                      $    166,667     $     50,000
                                                      ============     ============


     (b) The Company deferred cash finders fees of $275,000 related to the $3,500,000 promissory notes issuances and is amortizing these fees over the term of the promissory notes (note 7(a)).

BIOLABS, INC.
(D.B.A. Genesis Bioventures, Inc.)
(A Development Stage Company)

Notes to Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2000 and 1999
================================================================================

7.   PROMISSORY NOTES:

     (a) Promissory notes payable:

         On April 27, 2000, the Company issued promissory notes to a private investor totalling $1,500,000. On September 11, 2000, the Company issued additional promissory notes to the same investor totalling $2,000,000. Both promissory notes bear interest at an annual rate of 10% compounded semi-annually and are payable monthly. The notes are repayable within the earlier of twelve months of issuance and ten days after completion of a financing with aggregate net proceeds of $10,000,000 or more.

         Under the terms of the financing agreements, the Company granted 300,000 warrants for the $1,500,000 financing and 500,000 warrants for the $2,000,000 financing. The options entitle the holder to acquire one common share at an exercise price of $6.50 per share until October 27, 2001. The warrants entitle the holder to acquire one common share at an exercise price of $4.00 per share until September 11, 2002. The estimated fair value of the warrants of $897,554 was recorded as a discount to the promissory notes and is being amortized to interest expense over the one year term of the promissory notes. This resulted in additional interest expense during the year ended December 31, 2000 of $406,036. The unamortized discount at December 31, 2000 is $491,518.

     (b) Promissory notes payable - related parties:

         Promissory notes payable to companies controlled by Officers and Directors of the Company have the following terms: are repayable 30 days after demand, accrue interest at prime plus 4%, are convertible into common shares of the Company at $0.25 per common share after the shares are listed for trading, and are secured by a security interest in and to all assets and book accounts, equipment, furniture, cash as well as accounts receivable and inventory owned by the Company.

         During the year ended December 31, 2000, the promissory notes payable were converted into 160,528 shares of the Company at a rate of $0.25 per share pursuant to the promissory note agreement.

BIOLABS, INC.
(D.B.A. Genesis Bioventures, Inc.)
(A Development Stage Company)

Notes to Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2000 and 1999
================================================================================

8.   STOCKHOLDERS' EQUITY:

     (a) Common and preferred stock offerings:

         During 1999 the Company completed the sale of 2,000,000 Class A Convertible Preferred Shares at various dates pursuant to an offering memorandum dated December 1, 1998. Net cash proceeds to the company from this offering were $5,565,911. The Series A Preferred shares carry a 6% non-cumulative dividend rate in preference to any dividend on common stock, have a liquidation preference ahead of common stock and are convertible into common stock on a one-for-one basis within one year of the date of the subscription agreement. The Company has a right to redeem all the outstanding Class A Convertible Preferred Shares at any time at a redemption price equal to 110% of the initial purchase price plus all declared and unpaid dividends thereon at the date of redemption.

         Certain of the Preferred Shares were issued for cash consideration at a price that was less than the market price of the Company's common shares on the date of agreement for issuance. This difference represents a beneficial conversion feature attached to the Preferred Shares. The discount resulting from the allocation of the proceeds to the beneficial conversion feature of $354,735 is being recorded as a dividend or return to the preferred shareholders over the minimum period to conversion using the effective yield method. The dividend recognized during the year ended December 31, 2000 is $122,670 (1999 - $232,065).

         During the year ended December 31, 2000, 758,464 preferred shares were converted to common stock.

     (b) Stock options and stock-based compensation:

         (i)  Stock options:

              The Company has adopted a new stock option plan, "Year 2000 Stock Option Plan", that provides for the issuance of stock options to officers, directors, employees, and consultants to acquire shares of the Company's common stock.

              The Board of Directors determines the terms of the options granted, including the number of options granted, the exercise price and the vesting schedule. The exercise price for the stock options shall not be less than the fair market value of the underlying stock at the date of grant, and have terms no longer than ten years from the date of grant.

BIOLABS, INC.
(D.B.A. Genesis Bioventures, Inc.)
(A Development Stage Company)

Notes to Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2000 and 1999
================================================================================

8.   STOCKHOLDERS' EQUITY (CONTINUED):

     (b) Stock options and stock-based compensation:

         (i)  Stock options (conintued):

              Stock option activity since the inception of the Company's plans is presented below:


                                                                   Weighted
                                                      Number of     average
                                                       shares    exercise price
                                                      --------      --------
         Options outstanding at December 31, 1997            -      $      -
             Granted                                   480,000          1.00
             Cancelled                                       -             -
             Exercised                                       -             -
                                                      --------      --------

         Options outstanding at December 31, 1998      480,000          1.00
             Granted                                   415,000          4.22
             Cancelled                                       -             -
             Exercised                                       -             -
                                                      --------      --------

         Options outstanding at December 31, 1999      895,000          2.58
             Granted                                   120,000          3.89
             Cancelled                                (386,500)         4.30
             Exercised                                 (68,500)         1.89
                                                      --------      --------

         Options outstanding at December 31, 2000      560,000      $   1.62
                                                      ========      ========


              The following table summarizes the stock options outstanding at December 31, 2000:

                                    Options Outstanding                    Options Exercisable
                      ---------------------------------------------     -------------------------
                                         Weighted
                                          average          Weighted                        Weighted
 Range of             Number of         remaining           average          Number         average
 exercise price          shares  contractual life    exercise price     exercisable  exercise price
 --------------      ----------  ----------------    --------------     -----------  --------------
 $1                     440,000               2.7    $         1.00         440,000  $         1.00
 $3.81 - 5.61           120,000               4.5              3.89         120,000            3.89
 --------------      ----------  ----------------    --------------     -----------  --------------

                        560,000               3.1    $         1.62         560,000  $         1.62
                     ==========  ================    ==============     ===========  ==============

BIOLABS, INC.
(D.B.A. Genesis Bioventures, Inc.)
(A Development Stage Company)

Notes to Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2000 and 1999
================================================================================

8.   STOCKHOLDERS' EQUITY (CONTINUED):

     (b) Stock options and stock-based compensation:

         (i)  Stock options (continued):

              As explained in note 2(k), the Company has adopted only the disclosure provisions of FAS No. 123 for options granted to employees under the existing employee stock option plan. FAS No. 123 uses a fair value method of calculating the cost of stock option grants. Had compensation cost for the employee stock option plan been determined by this method, loss and basic loss per share at December 31, 2000 would have been as follows:


                                                                                     Period from
                                                                                   September 19,
                                                 Years Ended December 31,       1994 (inception)
                                             -------------------------------     to December 31,
                                                  2000              1999                    2000
                                             -------------     -------------     -------------
         Loss:
             As reported                     $   5,868,006     $   1,737,210     $   9,205,887
             Pro forma                           6,121,561         1,854,143         9,732,790

         Basic loss per share:
             As reported                     $        0.65     $        0.25     $        2.30
             Pro forma                                0.68              0.26              2.43
                                             =============     =============     =============


              The weighted average fair value of options granted during the year ended December 31, 2000 and 1999 was $4.29 and $0.67 per option, respectively. For these pro forma purposes, the Company recognizes the calculated compensation cost at the date of granting the stock options on a straight-line basis over the vesting period.

              The Company has estimated the fair value of each option on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:


                                                          2000              1999
                                                      ------------      ------------

         Expected dividend yield                                 -                 -
         Expected stock price volatility                     118.0%             71.0%
         Risk-free interest rate                               5.5%              6.0%
         Expected life of options                        4.0 years         4.0 years
                                                      ============      ============

BIOLABS, INC.
(D.B.A. Genesis Bioventures, Inc.)
(A Development Stage Company)

Notes to Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2000 and 1999
================================================================================

8.   STOCKHOLDERS' EQUITY (CONTINUED):

     (b) Stock options and stock-based compensation:

         (ii) Stock-based compensation:

              In 2000, $686,448 (1999 - $81,252) was charged to compensation expense relating to options granted to employees and non-employees.

     (c) Share purchase warrants:

         Share purchase warrants outstanding at December 31, 2000 and 1999 are as follows:


                                                                                  Outstanding Warrants
                                            Exercise price                 -----------------------------------
         Expiry dates                            per share                           2000                 1999
         ------------                            ---------                           ----                 ----

         January 2001 (i)                    $     7.00                            28,500                    -
         February 2001 (i)                        11.125                            4,950                    -
         March 2001 (i)                            7.00                            22,725                    -
         March 2001 (i)                           11.125                            4,950                    -
         May 2001 (i)                              4.75                            62,500                    -
         June 2001 (i)                             4.00                           181,818                    -
         October 2001 (ii)                         6.50                           300,000                    -
         December 2001 (i)                         3.00                            35,095                    -
         March 2002 (ii)                           4.00                           500,000                    -
         -----------------                   ------------                       ---------                 ----
         Total warrants outstanding, end of year                                1,140,538                    -
                                                                                =========                 ====


         (i) During the year, the Company completed private placements issuing 700,175 units to investors for cash proceeds of $2,448,720 net of $214,129 of cash and $26,500 of common stock financing costs. Each unit consists of one common share of the Company and one-half of one warrant, with two one-half warrants exercisable to purchase an additional one common share at an exercise price of between $3.00 and $11.125 per share, with the warrants expiring twelve months from the date of issuance.

         (ii) During the year, 800,000 warrants were issued to the holders of note payables from the Company (see note 7(a)).

         (iii)In February 2000, 9,000 warrants to purchase one common share each of the Company were exercised at $7 per share.

BIOLABS, INC.
(D.B.A. Genesis Bioventures, Inc.)
(A Development Stage Company)

Notes to Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2000 and 1999
================================================================================

9.   RELATED PARTY TRANSACTIONS:

                                                                                    2000           1999
                                                                                ------------   ------------
     (a) Management and consulting fees paid to officers
         and directors of the Company to companies
         controlled by the officers and directors of the Company                $    455,252   $    285,129

     (b) Interest on promissory notes payable to companies
         controlled by officers and directors of the Company                               -          4,813

     (c) Rent paid to sublease office space from a company
         controlled by officers and directors of the Company                          20,949         25,093

     (d) Included in the balance sheet are the following amounts due to directors and officers and/or companies controlled by officers and directors of the Company:
              Accounts payable                                                             -         35,569
              Promissory notes payable                                                     -         40,132
                                                                                ============   ============


     (i) In 2000, the Company issued 160,528 common shares to companies controlled by officers and directors of the Company to settle debt of $40,132. No gain or loss resulted from these debt settlements.


10.  DEFERRED TAX ASSETS AND LIABILITIES:


                                                                      2000              1999
                                                                  ------------      ------------

         Deferred tax assets:
             Research and development credits                     $     19,732      $      6,984
             Equity investments                                   $    269,248      $     76,727
             Operating loss carry forwards                           1,896,790           843,783
                                                                  ------------      ------------

         Total deferred tax assets before valuation allowance        2,185,770          927,494

         Valuation allowance                                        (2,185,770)         (927,494)
                                                                  ------------      ------------

         Net deferred tax assets                                  $          -      $          -
                                                                  ============      ============

BIOLABS, INC.
(D.B.A. Genesis Bioventures, Inc.)
(A Development Stage Company)

Notes to Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2000 and 1999
================================================================================

10.  DEFERRED TAX ASSETS AND LIABILITIES (CONTINUED):

     Management believes that it is not more likely than not that it will create sufficient taxable income sufficient to realize its deferred tax assets. It is reasonably possible these estimates could change due to future income and the timing and manner of the reversal of deferred tax liabilities. Due to its losses, the Company has no income tax expense.

     The Company has operating loss carry forwards for income tax purposes at December 31, 2000 of approximately $5,578,795. Operating losses begin to expire in fiscal year 2019.


11.  FINANCIAL INSTRUMENTS:

     Fair values:

     The fair value of cash and cash equivalents, short-term investments, goods and services taxes recoverable and other receivables, and accounts payable and accrued liabilities approximates their financial statement carrying amounts due to the short-term maturities of these instruments. The carrying amount of promissory notes payable approximates fair value since they have a short term to maturity.


12.  COMMITMENTS:

     (a) Operating leases:

         The Company leases office facilities in British Columbia under operating lease agreements that expire in 2001 and 2006. Minimum lease payments under these operating leases are approximately as follows:


         Year ending December 31:

         2001                                                $       63,500
         2002                                                        56,000
         2003                                                        56,000
         2004                                                        56,000
         2005                                                        56,000
         Thereafter                                                  14,000
                                                             ==============


     (b) Funding commitments:

         Under the terms of the Diagnostics operating agreement the Company has agreed to fund Biotherapies and Diagnostics as set out in note 5(a).

BIOLABS, INC.
(D.B.A. Genesis Bioventures, Inc.)
(A Development Stage Company)

Notes to Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2000 and 1999
================================================================================

12.  COMMITMENTS (CONTINUED):

     (c) Management services:

         The Company has a management services agreement with Tynehead Capital Corp. Tynehead Capital Corp. is controlled by certain directors of the Company. Under the terms of the agreement the Company has future commitments as set out in the table below.


                                                    2001             2002             2003
                                                ------------     ------------     ------------

         Management services                    $    274,000     $    274,000     $    184,000

13.  SUBSEQUENT EVENTS:

     (a) In January 2001, the Company converted a $1,500,000 promissory note payable (note 6(a)) into 857,143 shares of common stock in the Company, converted a $13,058 interest payment due into 7,462 shares of common stock and issued an additional 140,000 shares of common stock as an incentive for the holder of the promissory note to convert into shares of common stock. The 140,000 shares had a market value on the conversion date of $245,000.

     (b) In March 2001, the President and CEO of the Company and two other members of management ceased employment with the Company. The roles of President and CEO have been assumed by the Chairman of the Company.

     (c) Subsequent to year end, 1,026,104 preferred stock shares were converted to common stock on a one-for-one basis.

INDEX TO EXHIBITS


EXHIBIT NO.        DESCRIPTION                                                              PAGE NO.
-----------        -----------                                                              --------
3.1      Restated Certificate of Incorporation (incorporated by reference to the like-numbered exhibit to the Company's Registration Statement on Form
         10SB12B, filed on August 13, 1999).

3.2 Class A Convertible Preferred Stock definition (incorporated by reference to the like-numbered exhibit to the Company's Registration
         Statement on Form 10SB12G, filed on October 14, 1999).

3.3 Bylaws (incorporated by reference to the like-numbered exhibit to the Company's Registration Statement on Form 8-A12B, filed on December 18,
         2000).

4.1 Specimen Form of Stock Certificate (incorporated by reference to the like-numbered exhibit to the Company's Registration Statement on Form
         8-A12B, filed on December 18, 2000).

5.1 Opinion regarding legality of Shares (incorporated by reference to the like-numbered exhibit to the Company's Registration Statement on Form
         10SB12B, filed on August 13, 1999).

10.1     Abstract of Limited Liability Company Operating Agreement of BioMedical
         Diagnostics, LLC (Joint Venture Agreement) (incorporated by reference to the like-numbered exhibit to the Company's Registration Statement on Form 10SB12B, filed on August 13, 1999).

10.2     Amended and Restated Limited Liability Company Agreement with
         Biomedical Diagnostics, LLC (incorporated by reference to the like-numbered exhibit to the Company's Registration Statement on Form
         10SB12G, filed on October 14, 1999).

10.3     Management Services Agreement BioLabs, Inc. with Tynehead Capital Corp.
         (incorporated by reference to the like-numbered exhibit to the Company's Registration Statement on Form 10SB12G, filed on October 14,
         1999).

10.4     Letter Agreement with DynaMed, Inc. dated September 2, 1999
         (incorporated by reference to the like-numbered exhibit to the Company's Registration Statement on Form 10SB12G/A, filed on December
         8, 1999).

10.5     Stock Option Agreement for Shares Issued under the BioLabs Amended and
         Restated Stock Option Plan (incorporated by reference to the like-numbered exhibit to the Company's Registration Statement on Form
         S-8, filed on April 27, 2000).



EXHIBIT NO.        DESCRIPTION                                                              PAGE NO.
-----------        -----------                                                              --------
10.6     Amended and Restated Stock Option Plan (incorporated by reference to the like-numbered exhibit to the Company's Registration Statement on
         Form S-8, filed on April 27, 2000).

10.7 Warrant to Purchase Shares of the Company's Common Stock (incorporated by reference to the like-numbered exhibit to the Company's Registration
         Statement on Form S-8, filed on April 27, 2000).

10.8     Investment Agreement, dated September 8, 2000, by and among Prion
         Developmental Laboratories, Inc., Efoora, Inc. and BioLabs, Inc.
         (incorporated by reference to Exhibit 99.1 to the Company's Current
         Report on Form 8-K, filed on September 25, 2000).

10.9     Warrant, dated September 8, 2000, issued by Prion Developmental
         Laboratories, Inc., in favor of BioLabs, Inc. (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K, filed on September 25, 2000).

10.10    Purchase and Sale Agreement, dated December 5, 2000, by and among
         BioLabs, Inc., DynaMed, Inc., Antony Dyakowski, Elio Gugliemi, Kevin
         O'Farrell and Roberta Soon (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed on December 20,
         2000).

16.1 Letter regarding change in independent public accountant (incorporated by reference to the like-numbered exhibit to the Company's Current
         Report on Form 8-K, filed on January 26, 2001).

24.1 Power of Attorney (incorporated by reference to the signature page on page S-1 of this Annual Report on Form 10-KSB).
