Form 10QSB
period 2001-03-31
BIOLABS INC
filed 2001-05-21
CIK 1084966

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

/x/	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

/ /	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-30252

BIOLABS, INC.

(Name of small business issuer in its charter)

NEW YORK (State or other jurisdiction of incorporation or organization)	98-0163232 (I.R.S. Employer Identification No.)
1A-3033 KING GEORGE HIGHWAY, SURREY B.C. CANADA (Address of principal executive offices)	V4P 1B8 (Zip Code)

Issuer's telephone number: (604) 542-0820

Former name, former address and former fiscal year, if changed since last report)

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes / /  No /x/

APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding at May 9, 2001
Common Stock, par value $0.0001	13,101,752

BIOLABS, INC. 10-QSB QUARTERLY REPORT, MARCH 31, 2001

TABLE OF CONTENTS

		Page
PART I—FINANCIAL INFORMATION
Item 1	Financial Statements	3
Item 2	Management's Discussion and Analysis or Plan of Operation	10
PART II—OTHER INFORMATION
Item 1	Changes in Securities	23
Item 2	Exhibits and Reports on Form 8-K	23
SIGNATURES		24

Special Note Regarding Forward-Looking Statements.

    Certain of the statements included below, including those regarding future financial performance or results that are not historical facts, contain "forward-looking" information as that term is defined in the Securities Exchange Act of 1934, as amended. The words "expect", "believe", "anticipate", "project", "estimate" and similar expressions are intended to identify forward-looking statements. The Company cautions readers that any such statements are not guarantees of future performance or events and that such statements involve risks, uncertainties and assumptions, including but not limited to industry conditions, general economic conditions, interest rates, competition, ability of the Company to successfully manage its growth, and other factors discussed or included by reference in this Form 10-QSB. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, those actual results and outcomes may differ materially from those indicated in the forward-looking statements. Although we believe that the assumptions and estimates reflected in such forward-looking statements are reasonable, we cannot guarantee that our plans, intentions or expectations will be achieved.

BIOLABS, INC. 10-QSB QUARTERLY REPORT, MARCH 31, 2001

ITEM 1. FINANCIAL STATEMENTS

BIOLABS, INC.
(a New York Corporation)
a development stage company)
Balance Sheets
(Expressed in United States dollars)

	March 31, 2001	December 31, 2000
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,605	$284,306
Short-term investments	216,656	367,000
Goods and services taxes recoverable and other receivables	10,331	19,377
Prepaid expenses	25,500	50,500

Total current assets	257,092	721,183
Property and equipment, net	88,703	32,489
Long-term investments:
Biomedical Diagnostics, LLC (50%; 2000—50%)	4,217,843	4,451,194
Biotherapies Incorporated (26.6%; 2000—26.6%)	3,608,637	4,130,361
Prion Developmental Laboratories, Ltd. (25%; 2000—25%)	1,039,898	1,322,844

	8,866,378	9,904,399
Deferred finance charge, net	91,668	166,667

Total assets	$9,303,841	$10,824,738

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$833,420	$516,031
Promissory notes payable	1,764,924	3,008,482

Total current liabilities	2,598,344	3,524,513
Stockholders' equity:
Preferred stock, $.0001 par value:
Authorized 100,000,000 shares;
Issued: 2001-215,432; 2000-1,241,536	22	124
Common stock, $.0001 par value:
Authorized 100,000,000 shares;
Issued: 2001-13,095,432; 2000-10,987,075	1,310	1,099
Additional paid-in capital	18,767,574	16,859,624
Deficit accumulated during the development stage	(12,063,409)	(9,560,622)

Total stockholders' equity	6,705,497	7,300,225

Total liabilities and stockholders' equity	$9,303,841	$10,824,738

The accompanying notes are an integral part of these financial statements.

BIOLABS, INC. 10-QSB QUARTERLY REPORT, MARCH 31, 2001

BIOLABS, INC.
(a New York Corporation)
(a development stage company)
Statement of Operations
Unaudited)
(Expressed in United States dollars)

	Three months ended March 31, 2001	Three months ended March 31, 2000	Period from September 19, 1994 (inception) to March 31, 2001
	(Restated-note 3)
Revenue	$—	$—	$—
Expenses:
Depreciation and amortization	3,730	1,532	25,158
Investor relations	79,344	79,195	742,748
Legal and accounting	77,364	85,719	715,196
Listing and share transfer fees	16,896	7,262	160,945
Management and consulting fees	439,685	110,453	3,179,173
Office and miscellaneous	30,776	42,639	234,901
Rent and occupancy costs	30,706	7,425	142,397
Salaries and benefits	87,109	7,424	161,155
Telephone	7,589	5,451	66,885
Travel and promotion	55,566	50,075	780,613

	828,765	397,175	6,209,171

Loss before other income (expense)	(828,765)	(397,175)	(6,209,171)
Other income (expense):
Interest income	10,019	1,549	75,199
Interest and bank charges	(647,479)	(543)	(1,346,510)
Gain on foreign exchange	1,459	3,123	6,819
Equity in loss of:
Prion Developmental Laboratories, Inc.	(282,946)	—	(996,655)
Biotherapies, Incorporated	(521,724)	(164,643)	(1,775,339)
Biomedical Diagnostics, LLC	(233,351)	(204,612)	(1,463,017)

Loss for the period	$(2,502,787)	$(762,301)	$(11,708,674)

Weighted average number of shares
outstanding, basic and diluted	12,395,497	8,319,006	4,465,772
Loss per common share, basic and diluted	$0.20	$0.09	$2.62

The accompanying notes are an integral part of these financial statements.

BIOLABS, INC. 10-QSB QUARTERLY REPORT, MARCH 31, 2001

BIOLABS, INC.
(a New York Corporation)
(a development stage company)
Statement of Stockholders' Equity
(Unaudited)
(Expressed in United States dollars)

	Common shares			Preferred shares
	Number of shares	Amount	Common share subscriptions	Number of shares	Amount	Additional paid-in capital	Deficit accumulated during development stage	Total stockholders'equity
Issue of common stock for cash on organization of the Company	8,816,992	$8,817	—	—	$—	$—	$—	$8,817

Loss for the period	—	—	—	—	—	—	(147,192)	(147,192)
Balance, December 31, 1995	8,816,992	8,817	—	—	—	—	(147,192)	(138,375)
Consolidation of shares in November on a 50 for 1 basis	(8,640,456)	(8,799)	—	—	—	8,799	—	—
Loss for the period	—	—	—	—	—	—	(184,403)	(184,403)

Balance, December 31, 1996	176,536	18	—	—	—	8,799	(331,595)	(322,778)
Issue of common stock for settlement of debt	3,000,000	300	—	—	—	119,700	—	120,000
Loss for the period	—	—	—	—	—	—	(191,118)	(191,118)

Balance, December 31, 1997	3,176,536	318	—	—	—	128,499	(522,713)	(393,896)
Issue of common stock for settlement of debt	3,000,000	300	—	—	—	347,095	—	347,395
Issue of common stock for cash	1,010,000	101	—	—	—	708,736	—	708,837
Loss for the period	—	—	—	—	—	—	(1,077,958)	(1,077,958)

Balance, December 31, 1998	7,186,536	719	—	—	—	1,184,330	(1,600,671)	(415,622)
Issue of common stock for settlement of debt	872,500	87	—	—	—	872,413	—	872,500
Common stock returned	(39)	—	—	—	—	—	—	—
Issue of common stock for services	60,000	6	—	—	—	59,994	—	60,000
Issue of common stock for shares of Biotherapies Incorporated	60,000	6	—	—	—	239,994	—	240,000
Issue of preferred stock for cash	—	—	—	2,000,000	200	5,210,976	—	5,210,976
Fair value of options issued to consultants	—	—	—	—	—	81,252	—	81,252
Beneficial feature of preferred stock issued	—	—	—	—	—	354,735	—	354,735
Deemed dividends on preferred stock (note 8(a))	—	—	—	—	—	232,065	(232,065)	—
Loss for the period	—	—	—	—	—	(1,737,210)	(1,737,210)

Balance, December 31, 1999 (as restated—note 3)	8,178,997	818	—	2,000,000	200	8,235,759	(3,569,946)	4,666,631
Issue of common stock for settlement of debt	240,528	24	—	—	—	309,498	—	309,522
Exercise of share purchase warrants for cash	9,000	1	—	—	—	62,999	—	63,000
Exercise of stock options for cash	68,500	7	—	—	—	129,593	—	129,600
Issue of common stock for cash (net of cash share
issue costs of $214,139 and non-cash of $26,500)	629,586	63	—	—	—	2,058,013	—	2,058,076
Issue of common stock for financing services provided	2,000	—	—	—	—	26,500	—	26,500
Issue of common stock on acquisition (note 5(d))	1,100,000	110	—	—	—	4,330,590	—	4,330,700
Issue of warrants to holders of promissory notes	—	—	—	—	—	897,554	—	897,554
Issue of common stock on conversion of convertible preferred shares	758,464	76	—	(758,464)	(76)	—	—	—
Deemed dividends on preferred stock	—	—	—	—	—	122,670	(122,670)	—
Fair value of options issued to employees and consultants	—	—	—	—	—	686,448	—	686,448
Common shares subscribed, not issued	150,001	—	150,001
Note receivable share subscriptions	—	—	(150,001)	—	—	—	—	(150,001)
Loss for the period	—	—	—	—	—	—	(5,868,006)	(5,868,006)

Balance, December 31, 2000, carried forward	10,987,075	$1,099	—	1,241,536	$124	$16,859,624	$(9,560,622)	$7,300,025
Balance, December 31, 2000, brought forward	10,987,075	$1,099	—	1,241,536	$124	$16,859,624	$(9,560,622)	$7,300,225
Issue of common stock on settlement of debt and accrued
interest	1,004,605	101	—	—	—	1,757,957	—	1,758,058
Issue of common stock for cash (net of non-cash share issue
costs of $15,000)	70,589	7	—	—	—	134,994	—	135,001
Issue of common stock for financing services provided	7,059	1	—	—	—	14,999	—	15,000
Preferred stock converted to common	1,026,104	102	—	(1,026,104)	(102)	—	—	—
Net loss	—	—	—	—	—	—	(2,502,787)	(2,502,787)

Balance, March 31, 2001	13,095,432	$1,310	—	215,432	$22	$18,767,574	$(12,063,409)	$6,705,497

The accompanying notes are an integral part of these financial statements.

BIOLABS, INC. 10-QSB QUARTERLY REPORT, MARCH 31, 2001

BIOLABS, INC.
(a New York Corporation)
(a development stage company)
Statement of Cash Flows
(Expressed in United States dollars)

	Three months ended March 31, 2001	Three months ended March 31, 2000	Period from September 19, 1994 (inception) to March 31, 2001
	(Restated-note 3)
Cash flows from operating activities:
Loss for the period	$(2,502,787)	$(762,301)	$(11,708,674)
Adjustment to reconcile net loss to cash used in operating activities:
Depreciation and amortization	3,730	1,532	25,158
Amortization of deferred finance fees	74,999	—	183,332
Equity in loss of Biomedical Diagnostics LLC	233,351	204,612	1,463,017
Equity in loss of Biotherapies, Inc.	521,724	164,643	1,775,339
Equity in loss of Prion Developmental Laboratories Inc.	282,946	—	996,655
Stock compensation	—	767,700
Common stock issued for services	258,058	—	318,058
Deemed discount amortization on promissory notes	256,443	—	662,479
Changes in operating assets and liabilities:
Amounts receivable	9,046	2,171	(10,331)
Prepaid expenses	25,000	21,384	(25,500)
Accounts payable and accrued liabilities	317,389	(9,331)	2,482,837

	(520,101)	(377,290)	(3,069,930)
Cash flows from investing activities:
Capital expenditures on property and equipment	(59,944)	(1,289)	(105,044)
Purchase of shares of Biotherapies Inc.	—	(400,000)	(2,643,976)
Investment in Prion Developmental Laboratories, Inc.	—	—	(2,036,553)
Investment in Biomedical Diagnostics LLC	—	—	(3,000,000)
Investment in I.D. Certify, Inc.	—	—	(800,160)
Deposit on purchase	—	—	(50,000)
Redemption (purchase) of short-term investments	150,344	—	(216,656)

	90,400	(401,289)	(8,852,389)
Cash flows from financing activities:
Exercise of share purchase warrants	—	—	63,000
Exercise of stock options	—	—	129,600
Issuance of promissory notes, net of cash fees of $275,000	—	—	3,225,000
Common stock issued for cash	150,000	878,340	2,943,413
Preferred stock issued for cash	—	—	5,565,911

	150,000	878,340	11,926,924

Increase (decrease) in cash and cash equivalents	(279,701)	99,761	4,605
Cash and cash equivalents, beginning of period	284,306	411,272	—

Cash and cash equivalents, beginning of period	$4,605	$511,033	$4,605

BIOLABS, INC. 10-QSB QUARTERLY REPORT, MARCH 31, 2001

BIOLABS, INC.
(a New York Corporation)
(a development stage company)
Statement of Cash Flows, Continued
(Expressed in United States dollars)

	Three months ended March 31, 2001	Three months ended March 31, 2000	Period from September 19, 1994 (inception) to March 31, 2001
	(Restated-note 3)
Supplemental disclosure:
Cash paid for:
Income taxes	$—	$—	$—
Interest	57,978	—	242,640
Non-cash activities:
Common stock issued to settle promissory notes payable and accounts payable and accrued liabilities	1,513,058	35,000	3,162,475
Common stock issued for shares of Biotherapies Inc. and patents	—	—	4,570,700
Discount on promissory notes	—	—	897,554
Deemed dividends on preferred shares	—	80,657	354,735
Common stock issued on conversion of preferred shares	102	—	178
Contribution to BioMedical Diagnostics, LLC of rights acquired	—	—	2,680,860

The accompanying notes are an integral part of these financial statements.

Biolabs, Inc. 10-QSB Quarterly Report, March 31, 2001

BIOLABS, INC.
(a New York Corporation)
(a development stage company)
Notes to Financial Statements
(Unaudited)
(Expressed in United States dollars)
March 31, 2001

1.  Nature of development stage activities:

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

    The Company's future operations are dependent upon the Company's ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from its investments. As of March 31, 2001, the Company is considered to be in the development stage as the Company has not generated revenues, and has experienced negative cash flow from operations. The Company does not have sufficient working capital to sustain operations until the end of the year ended December 31, 2001. The Company is currently looking to secure additional funds through future debt or equity financings. Such financing may not be available or may not be available on reasonable terms.

2.  Basis of presentation:

    The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of results of operations have been included in the financial statements. Results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2001.

    The balance sheet at December 31, 2000 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. A summary of the Company's significant accounting policies and other information necessary to understand the consolidated financial statements is included in the Company's audited financial statements for the year ended December 31, 2000 and 1999 as contained in the Company's Form 10-KSB for its year ended December 31, 2000. Such financial statements should be read in conjunction with these financial statements.

3.  Restatement of prior year:

    The Company has restated its interim financial statements for the year ended December 31, 2000 to reflect the following adjustments:

	As previously reported	Adjustments		Restated
At March 31, 2000:
Long-term equity and cost investments	$4,471,145	$(164,643)	(a)	$4,175,559
		(130,943)	(b)
Additional paid-in capital	8,835,765	80,657	(c)	8,916,422
Deficit accumulated during the development stage	(3,327,248)	(164,643)	(a)	(3,703,491)
		(130,943)	(b)
		(80,657)	(c)
For the three months ended March 31, 2000:
Equity loss of investments:
Biotherapies	—	164,643	(a)	164,643
Diagnostics	73,669	130,943	(b)	204,612

(a)
The Company has restated its 2000 interim financial statements to reflect a change in the method of accounting for its investment in Biotherapies from the cost method to the equity method. This retroactive change was required upon obtaining significant influence over the investment in fiscal year 2000.

(b)
The Company increased the equity in loss of its investment in Diagnostics as a result of an adjustment for the amortization of excess cost of the Company's investment over its interest in the fair value of the net assets of Diagnostics at the acquisition date.

(c)
The Company has recognized a beneficial conversion feature on convertible preferred shares issued in fiscal year 2000 in additional paid-in capital. The beneficial conversion feature is recognized as a dividend from the date of issuance to the earliest conversion date using the effective interest method.

4.  Stock transactions:

    During the quarter ended March 31, 2001, the Company completed the private placement of 70,589 units subscribed for in December 2000. Gross cash proceeds from this placement totalled $150,000. Each unit consisted of one common share and a one-half common share purchase warrant. Each common share purchase warrant entitles the holder to purchase a common share of the Company at a price of $3.00 per common share and expires December 29, 2001. The Company paid a 10% commission related to the private placement. The commission was paid by the issuance of 7,059 common shares with a fair value of $15,000.

    During the quarter ended March 31, 2001, the Company issued 1,004,605 common shares to settle outstanding promissory notes with a carrying value of $1,387,805 and a related interest payable balance, resulting in a loss on settlement of $370,254.

5.  Subsequent events:

    Subsequent to March 31, 2001 the Company completed a private placement of 145,000 units. Gross proceeds from this placement totalled $174,000. Each unit consisted of one common share and a one-half common share purchase warrant. Each common share purchase warrant entitles the holder to purchase a common share of the Company at a price of $2.20 per share and expires two years from the completion date. The company paid a 10% commission related to the private placement.

    Subsequent to March 31, 2001 the Company granted stock options to two Directors and an Officer to purchase 140,000 common shares at $1.24 per share. These options expire April, 2004.

    In May 2001, the Company committed to issue 2,000,000 common shares of the Company in settlement of an outstanding $2,000,000 promissory note. In addition, 800,000 warrants previously provided to this lender as part of the original promissory note financing and 181,818 warrants previously provided to this lender as part of a private placement, were repriced to reduce the exercise price to $2.00 per common share and the term to expiry of the options was extended to 24 months after the modification date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

GENERAL

    BioLabs, Inc. is a New York corporation, having its principal place of business in Surrey, British Columbia, Canada.

    The Company utilizes the scientific and business management expertise of its management team to evaluate and select promising early-stage biotechnology companies for investment. As a strategic investor in the biotech sector, the Company is actively involved with its portfolio companies and serves as a strategic advisor in key aspects of science, product commercialization, business issues and financial development by providing management expertise aimed at transforming promising medical technology into successful commercial products. Biolabs, Inc. has selected the areas of oncology, neurology and infectious diseases as its primary sectors of interest, based on the substantial market potentials for new treatments and diagnostics. These portfolio companies typically would have products in the earlier stages of development prior to initiation of clinical trials, but based on innovative technologies with strong underlying intellectual property and short product development timelines.

    The Company's shareholders would participate in increased valuation of the Company's shares as the portfolio companies increase their value. Potential future public offerings or acquisitions of the portfolio companies would provide future financial returns to Biolabs, Inc. and its shareholders.

Biolabs' Corporate Objective

    The principal mission of Biolabs, Inc. is to achieve significant capital appreciation through selected investments in promising biotechnology companies with leading-edge product development programs, strong intellectual property and scientific excellence. Biolabs, Inc. will provide the capital and the strategic guidance needed to rapidly move the product through its development.

Biolabs' Investment Strategy

    In order to maximize the return on investments in its portfolio companies, Biolabs, Inc. has developed an investment strategy that utilizes the in-depth experience of its management team to mitigate the risk associated with the biotechnology industry. Biolabs, Inc. has assembled an experienced management team and scientific advisors with the demonstrated ability to identify biotechnology ventures with substantial commercial potential and to assist these companies in increasing their valuation by advancing their products towards the market. Our primary strategy is to select biotech companies developing innovative therapeutic or diagnostic products with relatively short product development timelines in the three identified areas of oncology, neurology and infectious diseases. Biolabs, Inc. assists in the corporate development of its portfolio companies by providing management expertise and commercialization strategies aimed at transforming promising medical technologies into successful commercial products.

    In order to maximize the return on its investments, Biolabs, Inc. selects portfolio companies that have products that appear likely to reach market in three to five years, or are good candidates to conduct an initial public offering or be acquired by a major biotech or pharmaceutical company in this same timeframe. By investing in younger private biotech companies, Biolabs, Inc. hopes to secure a substantial equity position in companies that would provide a significant valuation increase in subsequent years.

    Biolabs, Inc. believes that many biotechnology companies, even those with all the required components for success, lack sufficient resources and management expertise to capitalize on their potential opportunity to develop innovative medical products. To date, venture capital firms have been the traditional sources of capital for emerging biotech companies. These investment groups have primarily focused on providing capital and have not generally offered significant operational resources to support the biotech entrepreneurs. In addition, often these groups have a short-term investment strategy that requires them to capitalize on their investments more rapidly than can be generally expected in the biotech sector.

    Biolabs, Inc.'s objective is to provide both financing and experience in the commercial development of biotechnology companies through the resources of our management and advisory team, and support the portfolio companies through to the stage of maximum valuation for their product development programs. This may include providing our portfolio companies assistance in identifying, evaluating, structuring and negotiating joint ventures, strategic alliances, marketing agreements, acquisitions and other corporate transactions.

Selection of Portfolio Companies and Investment Process

    Biolabs, Inc. has developed a process for evaluating biotechnology companies that permits it to assess the relative merits of potential investments and select those companies which it believes are the most likely to increase substantially in valuation. Among the various factors that Biolabs, Inc. requires from its portfolio companies are the following:

  •
  Companies with leading-edge biotechnology that addresses major medical needs, with an emphasis on innovative therapeutics or diagnostics in the areas of oncology, neurology and infectious diseases.

  •
  Strong intellectual property rights to the underlying technology.

  •
  Product development that has reached the stage of "proof-of-concept", with demonstrated research stage and pre-clinical data.

  •
  Near-term market focus, with a technology base that can generate a pipeline of future products.

  •
  Core management team with strong scientific and product development experience.

  •
  Strong competitive position in the market, with specific emphasis on novel and innovative approaches to medical problems.

    Biolabs, Inc. believes that each of these factors is an important component in the future success of a biotech company and our investment process assesses each of these critical elements during our investment analysis process.

    The selection and investment decision for a new portfolio company is based on the diligent selection of promising companies and then a rigorous evaluation process. Biolabs, Inc. employs a multiple-stage assessment of potential investments that includes:

  •
  An initial evaluation by Biolabs, Inc. management of the strength and validity of the company's technology, the intellectual property, the probable commercialization timeline, the quality of scientific management, the market potential of the products and the projected financial requirements.

  •
  If the target company passes the internal evaluation, then Biolabs, Inc. retains qualified independent health care specialists with experience in the specific technology and product area to conduct an in-depth assessment of the company.

  •
  If the external evaluation is positive, then members of the Biolabs, Inc. business advisory board evaluate the technology and business merits of the potential investment, including an assessment of the ability of the portfolio company to manage the product development process, the potential financial returns from the investment and the willingness of the target company to work closely with our advisory group.

Mechanisms to Realize Shareholder Value

    Biolabs, Inc. generally positions itself as the first outside investor in its portfolio companies following the seed or early-stage venture capital financing. Biolabs, Inc. may invest in future financing rounds to increase its equity position or introduce other biotech investment groups. The investment objective is for Biolabs, Inc. to support its portfolio companies through both direct investments and introductions to other biotech funding groups until the company has reached late-stage product development and has successful clinical trial data. At that stage, the Company's exit options include a public offering or acquisition of the portfolio company at a multiple of its original valuation.

    Biolabs, Inc. encourages its portfolio companies to go public or be acquired by major pharmaceutical or biotechnology companies at the appropriate stage in their corporate development. Through either of these transactions, the portfolio company realizes the value that their management has created in that company, as well as obtains an independent source of financing for future growth. For Biolabs, Inc., our equity interest in that portfolio company would then have an independent market valuation. The Company then has the option of selling a portion of its equity position, while retaining the remainder for future market appreciation. In certain situations, the Company may retain its investment position until the portfolio company has attained revenues from product sales, particularly if the market potential for those products is significant and the company would have a substantially increased valuation at that stage.

Biolabs' Biotechnology Portfolio

    As at March 31, 2001 Biolabs, Inc. has investments in three portfolio companies: two in the field of oncology and one in neurology. The following is a summary description of each company, including the current status of its product development program, the market potential for its products and the investment position of Biolabs, Inc.

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

    Product Development Program—Mammastatin is a member of a family of naturally occurring human proteins that have potential applications as new cancer therapies and diagnostics. Based on research conducted at Biotherapies, is appears that Mammastatin has a critical role in the control of abnormal cell growth in breast tissue. This protein occurs in its active form in normal breast tissue, but is absent or present in low levels in most breast cancer patients. Mammastatin can be detected in the blood of healthy women, but is absent in approximately 90% of breast cancer patients, regardless of whether these women have a prior family history of breast cancer.

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

    Market Potential—Breast cancer is the second leading cause of cancer-related deaths among women age 35-54. In the United States, an estimated one in eight women is expected to develop breast cancer in their lifetime. With over 180,000 new cases of breast cancer being diagnosed in the United States each year, there is a substantial market for a safe, non-toxic therapeutic agent that could be used in the treatment of breast cancer. Breast cancer diagnostics and therapeutics are estimated to represent a $10 billion industry worldwide. Related products from this platform technology are under development for prostate, ovarian and colon cancer.

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

    Current Investment—Since 1998, Biolabs, Inc. has invested approximately $5.4 million in Biotherapies, which includes $2.4 million in cash and $0.2 million in GBI shares contributed under an investment agreement and through direct share purchases, an additional $2.5 million based on a share transfer arrangement with a prior investor in Biotherapies, and $0.4 million in bonds converted to shares. Based on the total investment, Biolabs, Inc. currently has approximately a 26.6% equity ownership in this company.

    Corporate Structure—Founded in 1995, Biotherapies is a privately held company based in Ann Arbor, Michigan. Biotherapies retains the rights to develop Mammastatin and related protein families as cancer therapeutics, while licensing the rights to develop selected diagnostic tests to the Biomedical Diagnostics joint venture, which is described below.

BIOMEDICAL DIAGNOSTICS, LLC

    Biomedical Diagnostics, LLC ("Biomedical Diagnostics") is a joint venture between Biotherapies, Inc. and Genesis Bioventures that is developing proprietary cancer screening products. Its initial product development effort is commercializing the Mammastatin Serum Assay (MSA) as a risk screening diagnostic for breast cancer. Biomedical Diagnostics also has the rights to develop, market and distribute diagnostic screening assays based on other proteins discovered by Biotherapies that could be used to assess a person's risk for prostate and ovarian cancer.

    Product Development Program—Mammastatin is a protein that has been found to be present in the breast tissue of healthy women. Research conducted at Biotherapies has shown that Mammastatin can be detected in the blood of over 85% of healthy women and is absent in the blood of over 90% of breast cancer patients. That research also showed that the concentration of Mammastatin drops significantly both in women with breast cancer and in women at risk for breast cancer. Biomedical Diagnostics is developing the MSA test as a simple blood serum diagnostic that would measure the quantity of Mammastatin in blood serum. The results from this test could be used to assess women's risk of developing breast cancer.

    MSA is a blood test that measures Mammastatin levels in serum samples using monoclonal antibody technology. Data from a clinical study that used the MSA test to measure Mammastatin levels in blood samples from over 200 women has been analyzed and the results indicate that there is a statistically significant difference in the Mammastatin levels between healthy women and breast cancer patients. To date, there has not been a blood test that is capable of assessing risk for breast cancer prior to development of this disease, although there are some protein "markers" that are used to monitor treatment or to indicate that a tumor might already be present. The potential of the MSA test is to provide a simple blood test that could provide an earlier indication of the risk of breast cancer developing so that appropriate monitoring or preventive therapy can be implemented.

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

    Market Potential—It has been estimated that one in eight women in the United States will be diagnosed with breast cancer at some point in their lifetime, regardless of their family history or other known risk factors. Only approximately 10% of breast cancer is known to be hereditary, while the remaining 90% of cases develop without a known underlying genetic defect. This means that early detection is a very important factor affecting long-term survival.

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

    Current Investment—Since 1999, Biolabs, Inc. has invested a total of $1.5 million in Biomedical Diagnostics under an investment agreement, which provides Biolabs, Inc. with a 50% ownership in this company.

    Corporate Structure—Biomedical Diagnostics was founded in November 1998, as a joint venture between Biotherapies Inc. of Ann Arbor, Michigan and Genesis Bioventures.

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

    Under the terms of the Joint Venture Operating Agreement, as amended, the Company agreed to make $1,500,000 (U.S.) of capital contributions to the joint venture, all of which has been paid. Further, under the terms of the Joint Venture Operating Agreement, as amended, the Company agreed to make capital contributions totaling $3,500,000 to Biotherapies in connection with the ongoing development of products using the Mammastatin technology. As of March 31, 2001, the Company paid $2,500,000 of this commitment, leaving an outstanding balance of $1,000,000.

    The members of the joint venture are disputing whether the milestone, which would require payment of the $1,000,000 outstanding balance, has been reached and are currently negotiating a new determination date.

    Under the terms of the Joint Venture Operating Agreement, each member of the joint venture is obligated to funds its 50% portion of additional capital requirements. In the event the Company is unable to raise its 50% portion of joint venture expenses, the Company's interest in the joint venture may be reduced to a minimum of 30%.

PRION DEVELOPMENTAL LABORATORIES, INC.

    Prion Developmental Laboratories, Inc. ("PDL") is a private, development stage company with head offices in Buffalo Grove, Illinois. PDL was formed specifically to develop a rapid and inexpensive diagnostic test to detect "Mad Cow Disease" in cattle and to screen human blood and tissue supplies for the presence of prion diseases.

    Product Development Program—Prion diseases have become a major health concern since the outbreak of BSE (Bovine Spongiform Encephalopathy) or "Mad Cow Disease," originally in the United Kingdom and now in many countries in Europe. BSE is believed to be transmitted among cattle through feed that contains protein rendered from infected cattle and apparently can be transmitted to humans through consuming beef or beef products from infected cattle. In humans, the prion infection results in a neurological disorder known as new variant Creutzfeldt-Jakob (vCJD). Both "Mad Cow Disease" and vCJD are slow developing but invariably fatal diseases, with the brain becoming spongy and filled with tangled protein plaques. These diseases are caused by prions, a novel infectious agent composed of a misfolded protein.

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

    PDL has assembled a world-class group of prion scientists and experts in diagnostic technologies to implement and execute the scientific work necessary to become the first commercial group to develop a pre-symptomatic prion assay for testing in both humans and animals. This collaborative research projects integrates teams of highly qualified scientists from three major biotechnology institutes in the US, including experts in human prion diseases, experts in animal prion diseases and experts in the development of highly sensitive diagnostic platforms. The PDL product development team includes internationally recognized scientists spanning the fields of immunology, virology, neuropathology, protein chemistry, molecular biology and the development of leading-edge immunodiagnostic tests.

    As a key component in its product development strategy, PDL has established collaborations with three major research institutions in the United States that are considered leading centers in both prion diseases and diagnostic test development. The members of this product development team are:

  •
  Case Western Reserve University (CWRU) in Cleveland, Ohio: A leading center for neurological research in human prion diseases;

  •
  The Institute for Basic Research and Developmental Disabilities (IBR) in Staten Island, New York: A major research center for animal prion diseases, and

  •
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

    Market Potential—The two major international markets for the PDL prion diagnostic are the cattle industry and the human blood products industry. As a result of the BSE outbreak in the United Kingdom, the rest of the European market banned export of British beef. The financial consequences of this in the UK were estimated to be in excess of $2.5 billion in 1998. Since then, BSE has been detected in a number of European countries and there is growing concern that it could have spread to other areas of the world. Since BSE is known to have an incubation period of at least several years before any symptoms appear, other countries may have infected cattle. The Company has projected that if this diagnostic were used to test cattle prior to slaughter (estimated at 40 million cattle per year in the US), the potential gross revenues from this application alone would be in excess of $50 million per year in the US alone.

    In the human blood and tissue products market, the fear of prion infection from whole blood or purified blood products has led to withdrawal of purified blood components by major pharmaceutical companies. In addition, tissue transplants such as corneal grafts and the injection of growth hormone extracted from human pituitary glands have been proven to transmit prion diseases. Based on estimates of the market opportunity for a simple test to detect prions in human blood and tissue supplies, PDL projects that revenues in excess of $50 million per year can be obtained from the US market alone. Significantly higher revenues could be obtained if the test is marketed worldwide.

    Current Investment—In 2000, Biolabs, Inc. invested a total of $2.0 million in PDL under an investment agreement, which provides Biolabs, Inc. with a 25% ownership in this company. Biolabs, Inc. also has the right of first refusal to invest additional funds into PDL until September 2001.

    Corporate Structure—Founded in 1999, PDL is a privately held company incorporated in Maryland, with head offices and a manufacturing facility located in Buffalo Group, Illinois. The parent company of PDL is Efoora, Inc., a private company developing novel diagnostic tests and offering contract manufacturing services for medical devices.

Competition

    Competition for acquiring equity interests in early-stage biotechnology companies is relatively intense, with a number of venture capital firms, biotech funds, institutional corporate finance and other sources of capital also seeking to acquire interests in these businesses. Traditionally, venture capital and private equity funds have dominated investment in emerging biotechnology companies, and many of these firms may have greater experience and financial resources than Biolabs, Inc. In addition to competition from these firms, several public companies devote significant resources to providing capital to early-stage biotech ventures. Additionally, some major pharmaceutical and biotechnology companies are also investing in early-stage companies.

    Biolabs, Inc. anticipates that competition from both private and public companies with business models similar to ours will increase. Any of these competitors could limit our opportunities to acquire interests in new portfolio companies. In addition, the competition within the biotechnology sector itself is increasing, so our portfolio companies will encounter competition from existing biotech firms that offer competitive solutions in the same disease area. These competitive biotech companies could develop products that are superior to, or have greater market acceptance, than the products being developed by our portfolio companies. Many of our portfolio companies will have to compete against other biotech companies with greater market recognition and greater financial, marketing and other resources.

Proposed Transactions

    There are no proposed transactions as at March 31, 2001.

Intellectual Property

    The Company has filed US and Canadian trademark applications for the use of the name Genesis Bioventures

    On November 3, 2000, the Company filed a trademark application for "GENESIS BIOVENTURES" with the U.S. Patent and Trademark Office. On December 21, 2000, the Company filed a trademark application for "Genesis Bioventures LOGO" with the U.S. Patent and Trademark Office. The Company has not received any communication from the trademark office regarding these two trademark applications. The Company expects to file additional trademark applications from time-to-time in the future as necessary.

Government Regulation—Biotechnology Product Development

    Biolabs, Inc.'s portfolio companies are developing biotechnology products for use in diagnosing or treating human or animals diseases. As the investments to date are in biotech companies in the United States, these companies are affected by governmental regulations from the United States Food and Drug Administration (FDA) for products intended to be used for humans and from the United States Department of Agriculture (USDA) for plant and animal products. These regulations affect the cost and time to develop biotechnology products.

    The FDA regulates the clinical development and marketing approval of all biotechnology medical products intended for human use, as well as certain food plants. The laws and regulations of the FDA place the burden of proof of safety and efficacy on the manufacture of the product. This agency possesses extensive experience with its regulatory mechanisms and applies them to all biotechnology products, with differing statutes for various categories of products. The USDA is responsible for regulating food safety related to meat, poultry and egg products, as well as preventing the introduction or transmission of plant or animal pests, and approval of animal biotechnology products. Other countries have comparable regulatory agencies to the FDA and USDA, although the specific regulations may differ substantially.

Government Regulation—Investment Companies

    As an operating company, Biolabs, Inc. believes that it is not an investment company as that term is defined under the Investment Company Act. Generally, a company must register under the Investment Company Act of 1940 and comply with significant restrictions on operations and transactions with affiliates if its investment securities exceed 40% of the company's total assets, or if it holds itself out as being primarily engaged in the business of investing, owning or holding securities. Under an alternative test, a company is not required to register under the Investment Company Act if not more than 45% of its total assets consist of, and not more than 45% of its net income is derived from, securities other than government securities and securities of majority-owned subsidiaries and companies primarily controlled by it. If Biolabs, Inc. is unable to rely on these alternative tests, we could ask for exemptive relief from the Securities and Exchange Commission. Biolabs, Inc. is also able to rely once every three years on a one-year temporary exemption from the registration requirements of the Investment Company Act.

Employees

    Currently, the Company has two full time employees, in office management and administration. The Company also has three executive officers employed through a consulting agreement with Tynehead Capital. The Company also employs one full-time officer and two advisors through consulting agreements.

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

    Need for Additional Financing.  The Company continues to have significant obligations with respect to the Joint Venture and Biotherapies. In order to complete its obligations, the Company will require additional funding within approximately 3 to 6 months. Further, the Joint Venture may require additional operating capital, for which the Company and Biotherapies are required to contribute equally. The Company believes it has sufficient funds to carry its own expenses for approximately 3 months. There can be no assurance that the Company will obtain additional financing for the Joint Venture's current and future operations or capital needs on favorable terms, if at all. The Company may fail because it runs out of capital before the MSA Test can be concluded, or FDA approval obtained or the Joint Venture has reached the point of commercialization of the MSA Test. If the Company fails to provide its proportionate share with respect to capital calls for the Joint Venture, its interest therein may be substantially diluted.

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

    History of Losses.  The Company has incurred net losses of $5,868,006, $1,737,210 and $1,077,958 for the fiscal years ended December 31, 2000, 1999 and 1998 respectively and a net loss of $2,502,787 for the three months ended March 31, 2001. There can be no assurance that the Company will operate profitably in the near future or at all.

    Negative Cash Flow.  The Company has no current income or likely source of current income in the immediate future. Management and consulting fees, including legal and accounting fees, are currently costing the Company in excess of Seventy Thousand ($60,000) Dollars monthly. The Company will be required to place additional securities in new financings to make up for such negative cash flow. Such transactions may have a negative or depressing effect on the trading prices for the Company's publicly-traded securities.

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

    Reliance on our Portfolio Companies. A significant portion of the assets of the Company consists of equity ownership in our portfolio companies. As a result, the future performance of Biolabs, Inc. is substantially dependent upon the performance of these portfolio companies. If our portfolio companies are not successful, our operating performance will be materially adversely affected and the value of our assets will decline.

    Dependence on Future Market Conditions.  The ability to create shareholder value will be materially adversely affected if future market conditions become unfavorable for prolonged periods. Our business strategy involves creating value for our shareholders by helping our portfolio companies grow and then assisting them in completing initial public offerings or corporate acquisitions. If the public markets in general, or the market for biotechnology companies in particular, were to weaken for a prolonged period of time, the ability of our portfolio companies to successfully complete IPOs would be materially adversely affected. Since Biolabs, Inc. intends to sell some of its equity position in its portfolio companies at the time of an IPO and then retain an ownership position after a portfolio company conducts its initial public offering, our ability to increase our shareholder value through IPOs would also be adversely affected by a weakened public market.

    Competition in Acquiring Interests in Portfolio Companies.  Our growth depends upon our ability to successfully acquire interests in emerging biotechnology companies at attractive valuations. Biolabs, Inc. faces substantial competition in acquiring these interests from, among others, venture capital firms, biotechnology funds, large corporate investors and publicly-traded biotechnology companies. These competitors may limit our opportunity to acquire interests in new portfolio companies. In addition, Biolabs, Inc. may be unable to acquire interests in emerging biotechnology companies for other reasons, including the inability to agree on terms, such as price or ownership percentages; incompatibility between Biolabs, Inc. and the management of the biotechnology company; and access to sufficient financing. Our growth will be materially adversely affected if we cannot acquire interests in a sufficient number of emerging companies.

    Management of Growth.  Many of our portfolio companies will grow rapidly. Rapid growth often places considerable operational, managerial and financial strain on a company. To successfully manage future growth, our portfolio companies must, among other things, do the following:

  •
  Improve, upgrade and expand their business infrastructure

  •
  Hire, train and retain key management and scientific personnel

  •
  Advance the commercialization development programs for their biotechnology products

  •
  Expand the intellectual property portfolio related to the underlying technology

  •
  Maintain adequate financial resources

    Biolabs, Inc. would be materially adversely affected if a sufficient number of our portfolio companies were unable to successfully manage their growth.

    Reliance of Key Personnel.  Our success depends on the continued employment of and performance by our senior management, particularly the Chairman and Chief Executive Officer, and the key personnel at our portfolio companies. Biolabs, Inc. would be materially adversely affected if one or more of our senior management team do not continue to perform in their present positions or if we and our portfolio companies are unable to hire and train a sufficient number of qualified management, professional, technical and regulatory personnel.

Results of Operations

    Three months ended March 31, 2001 compared to March 31, 2000:

    For the three months ended March 31, 2001, the Company incurred a loss of $2,502,787 compared to $762,301 for the three months ended March 31, 2000, an increase of $1,740,456. The increase in the loss is primarily due to increases in the Company's equity share of losses in; Biomedical Diagnostics LLC $31,739, Prion Developmental Laboratories, Inc. $282,946 and Biotherapies Incorporated $357,081. The company's investment in Prion Developmental Laboratories, Inc. was acquired in September 2000. The equity in loss from investments reflects the increased research activity in these companies.

    Management and consulting fees increased from $110,453 during the three months ended March 31, 2000 to $439,685 due to the accrual of termination costs for the President and CEO of the Company and two other members of management.

    Interest and bank charges increased from $543 during the three months ended March 31, 2000 to $647,479 which is attributable to interest on $3,500,000 in short-term borrowings which bear interest at 10%, to the amortization of the deferred finance charges associated with these borrowings and to the amortization of the discount on warrants attached to the short-term borrowings. Also included in interest and bank charges is $370,254 representing the loss on debt settlement in the quarter. The company settled $1,500,000 in outstanding promissory notes and related interest of $13,058 through the issuance of 1,004,605 common shares.

    Salaries and benefits costs increased from $7,424 to $87,109 reflecting the addition of four full time office staff.

    Loss per share was $.20 in 2001 compared to $.09 in 1999. The increase in loss per share is due to the increase in the net loss during the year. The weighted average number of shares outstanding for the three months ended March 31, 2001 was 12,395,497 compared to 8,319,006 for the three months ended March 31, 2000.

    The Company's total assets as at March 31, 2001 totaled $9,304,703 compared to total assets of $5,581,237 as at March 31, 2000. The increase in the Company's total assets is the result of the Company's increased investments during the year in Biotherapies and Biomedical Diagnostics, and the Company's investment in PDL.

    Stockholder equity as at March 31, 2001 was $6,705,497 compared to $5,213,966 as at March 31, 2000.

Liquidity and Capital Resources

    The Company expects to incur losses for at least the next several years, primarily due to the operation of the joint ventures. The Company expects its existing joint ventures, as well as any future joint venture projects, to incur substantial research and development, sales, marketing and other expenses. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial.

    As of March 31, 2001, the Company had cash on hand of approximately $203,000. In the opinion of management, cash on hand, and short-term investments is sufficient for the next 3 months.

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

 PART II

ITEM 1 CHANGES IN SECURITIES

    During the quarter ended March 31, 2001, the Company converted a $1,500,000 promissory note payable into 857,143 common shares, converted a $13,058 interest payment due into 7,462 common shares and issued an additional 140,000 common shares as an incentive for the holder of the promissory note to convert into common shares. The 140,000 shares had a market value on the conversion date of $245,000.

    During the quarter ended March 31, 2001, the Company completed the private placement of units subscribed for in December 2000. Net proceeds from this placement totaled $150,000. Each unit consisted of one common share and a one-half share purchase warrant. Each share purchase warrant entitles the holder to purchase a common share of the Company at a price of $3.00 per share and expires December 29, 2001. A total of 70,589 units were involved in the transaction. The company paid a 10% commission related to the private placement. The commission was paid by the issuance of 7,059 shares valued at $15,000.

ITEM 2 EXHIBITS AND REPORTS ON FORM 8-K

    Form 8-K, filed on January 24, 2001, as amended by Form 8-K/A, filed on January 26, 2001, announcing the replacement of Lemieux Deck Millard Bond as the Company's independent auditors with KPMG LLP.

Biolabs, Inc,—10-QSB Quarterly Report, March 31, 2001

SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOLABS, INC.
May 18, 2001	By:	/s/ E.G. MCCARTNEY Name: E.G. McCartney Chairman, President and Chief Executive Officer
May 18, 2001	By:	/s/ LOU MCKINNEY Name: Lou McKinney Chief Financial Officer

QuickLinks

APPLICABLE ONLY TO CORPORATE ISSUERS
BIOLABS, INC. 10-QSB QUARTERLY REPORT, MARCH 31, 2001
TABLE OF CONTENTS
BIOLABS, INC. 10-QSB QUARTERLY REPORT, MARCH 31, 2001
BIOLABS, INC. 10-QSB QUARTERLY REPORT, MARCH 31, 2001
BIOLABS, INC. 10-QSB QUARTERLY REPORT, MARCH 31, 2001
BIOLABS, INC. 10-QSB QUARTERLY REPORT, MARCH 31, 2001
Biolabs, Inc. 10-QSB Quarterly Report, March 31, 2001
PART II
Biolabs, Inc,—10-QSB Quarterly Report, March 31, 2001 SIGNATURES