Form 10QSB
period 2001-06-30
BIOLABS INC
filed 2001-08-20
CIK 1084966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________

Commission file number 0-30252

BIOLABS, INC.

(Name of small business issuer in its charter)

NEW YORK	98-0163232

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1A-3033 KING GEORGE HIGHWAY, SURREY B.C. CANADA	V4P 1B8

(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:    (604) 542-0820

Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at August 9, 2001
Common Stock, par value $0.0001	15,830,841

Special Note Regarding Forward-Looking Statements.

Certain of the statements included below, including those regarding future financial performance or results that are not historical facts, contain “forward-looking” information as that term is defined in the Securities Exchange Act of 1934, as amended.  The words “expect”, “believe”, “anticipate”, “project”, “estimate” and similar expressions are intended to identify forward-looking statements. The Company cautions readers that any such statements are not guarantees of future performance or events and that such statements involve risks, uncertainties and assumptions, including but not limited to industry conditions, general economic conditions, interest rates, competition, ability of the Company to successfully manage its growth, and other factors discussed or included by reference in this Form 10-QSB. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, those actual results and outcomes may differ materially from those indicated in the forward-looking statements.  Although we believe that the assumptions and estimates reflected in such forward–looking statements are reasonable, we cannot guarantee that our plans, intentions or expectations will be achieved.

ITEM 1.  FINANCIAL STATEMENTS

BIOLABS, INC.
(a New York Corporation)
(a development stage company)
BALANCE SHEETS
(Unaudited)
 (Expressed in United States dollars)

	June 30,	December 31,
	2001	2000

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$258,897	$284,306
Short-term investments	–	367,000
Other receivables	10,538	19,377
Prepaid expenses	47,250	50,500

Total current assets	316,685	721,183

Long-term investments:
Biomedical Diagnostics, LLC (50%; 2000 - 50%)	3,968,947	4,451,194
Biotherapies Incorporated (26.6%; 2000 - 26.6%)	3,098,510	4,130,361
Prion Developmental Laboratories, Inc . (25%; 2000 - 25%)	712,301	1,322,844
Property and equipment, net	95,167	32,489
Deferred finance charge, net	389,382	166,667

Total assets	$8,580,992	$10,824,738

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$887,072	$516,031
Promissory notes payable	–	3,008,482

Total current liabilities	887,072	3,524,513

STOCKHOLDERS’ EQUITY:
Preferred stock, $.0001 par value:
Authorized 100,000,000 shares;
Issued: 2001-204,912; 2000-1,241,536	21	124
Common stock, $.0001 par value.
Authorized 100,000,000 shares;
Issued: 2001-15,616,341; 2000-10,987,075	1,562	1,099
Additional paid-in capital	22,933,885	16,859,624
Deficit accumulated during the development stage	(15,241,548)	(9,560,622)

Total stockholders' equity	7,693,920	7,300,225

Total liabilities and stockholders' equity	$8,580,992	$10,824,738

The accompanying notes are an integral part of these financial statements.

BIOLABS, INC.
(a New York Corporation)
(a development stage company)
STATEMENT OF OPERATIONS
(Unaudited)
 (Expressed in United States dollars)

	For the three months ended		For the six months ended		Total from September 19, 1994 (inception) to June 30, 2001

	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000

		(Restated-Note 3)		(Restated-Note 3)
Revenue	$–	$–	$–	$–	$–
Expenses:
Depreciation and amortization	5,970	1,532	9,700	3,064	31,128
Investor relations	44,119	70,343	123,463	149,538	786,867
Legal and accounting	118,035	65,206	195,399	150,925	833,231
Listing and share transfer fees	6,315	11,578	23,211	18,840	167,260
Loss (gain) on foreign exchange	1,281	–	(178)	–	(5,538)
Management and consulting fees	546,509	122,888	986,194	233,341	3,725,682
Office and miscellaneous	17,807	25,816	48,583	65,332	252,708
Rent and occupancy costs	6,193	6,948	36,899	14,373	148,590
Salaries and benefits	70,667	10,835	157,776	18,259	231,822
Telephone	10,728	8,088	18,317	13,539	77,613
Travel and promotion	31,867	38,733	87,433	88,808	812,480

	859,491	361,967	1,686,797	756,019	7,061,843

Loss before other income (expense):	(859,491)	(361,967)	(1,686,797)	(756,019)	(7,061,843)
Interest income	722	14,492	10,741	16,041	75,921
Interest and bank charges	(1,232,750)	(91,994)	(1,880,229)	(92,537)	(2,579,260)
Equity in loss of:
Prion Developmental Laboratories, Inc.	(327,597)	–	(610,543)	–	(1,324,252)
Biotherapies Incorporated	(510,127)	(164,643)	(1,031,851)	(329,286)	(2,285,466)
Biomedical Diagnostics, LLC	(248,896)	(195,851)	(482,247)	(400,463)	(1,711,913)

Loss for the period	$(3,178,139)	$(799,963)	$(5,680,926)	$(1,562,264)	$(14,886,813)

Weighted average number of common shares outstanding, basic and diluted	14,211,613	8,897,658	13,308,572	8,609,931	4,813,222

Loss per common share, basic and diluted	$(0.22)	$(0.09)	$(0.43)	$(0.18)	$(3.09)

The accompanying notes are an integral part of these financial statements.

BIOLABS, INC.

(a New York Corporation)
(a development stage company)
STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
 (Expressed in United States dollars)

JUNE 30, 2001 (Restated – Note 3)

	Common stock			Preferred shares			Accumulated deficit	Total stockholders’ equity
						Additional paid-in capital
	Number of shares		Common share Subscriptions	Number of shares
		Amount			Amount

Issue of common stock for cash on organization of the Company	8,816,992	$8,817	–	–	$–	$–	$–	$8,817
Loss for the period	–	–	–	–	–	–	(147,192)	(147,192)

Balance, December 31, 1995	8,816,992	8,817	–	–	–	–	(147,192)	(138,375)
Consolidation of shares in November on a 50 for 1 basis	(8,640,456)	(8,799)	–	–	–	8,799	–	–
Loss for the period	–	–	–	–	–	–	(184,403)	(184,403)

Balance, December 31, 1996	176,536	18	–	–	–	8,799	(331,595)	(322,778)
Issue of common stock for settlement of debt	3,000,000	300	–	–	–	119,700	–	120,000
Loss for the period	–	–	–	–	–	–	(191,118)	(191,118)

Balance, December 31, 1997	3,176,536	318	–	–	–	128,499	(522,713)	(393,896)
Issue of common stock for settlement of debt	3,000,000	300	–	–	–	347,095	–	347,395
Issue of common stock for cash	1,010,000	101	–	–	–	708,736	–	708,837
Loss for the period	–	–	–	–	–	–	(1,077,958)	(1,077,958)

Balance, December 31, 1998	7,186,536	719	–	–	–	1,184,330	(1,600,671)	(415,622)
Issue of common stock for settlement of debt	872,500	87	–	–	–	872,413	–	872,500
Common stock returned	(39)	–			–		–	–
Issue of common stock for service	60,000	6	–	–	–	59,994	–	60,000
Issue of common stock for shares of Biotherapies Incorporated	60,000	6	–	–	–	239,994	–	240,000
Issue of preferred stock for cash	–	–	–	2,000,000	200	5,210,976	–	5,211,176
Fair value of options issued to consultants	–	–	–	–	–	81,252	–	81,252
Beneficial feature of preferred stock issued	–	–	–	–	–	354,735	–	354,735
Deemed dividends on preferred stock	–	–	–	–	–	232,065	(232,065)
Loss for the period	–	–	–	–	–	–	(1,737,210)	(1,737,210)

Balance, December 31, 1999 (as restated in Note 3)	8,178,997	818	–	2,000,000	200	8,235,759	(3,569,946)	4,666,831
Issue of common stock for settlement of debt	240,528	24	–	–	–	309,498	–	309,522
Exercise of share purchase warrants for cash	9,000	1	–	–	–	62,999	–	63,000
Issue of common stock for cash (net of cash share issue costs of $214,139 and non-cash of $26,500)	629,586	63	–	–	–	2,058,013	–	2,058,076
Issue of common stock for financing services provided	2,000	–	–	–	–	26,500	–	26,500
Issue of common stock on acquisition of Biotherapies Incorporated .	1,100,000	110	–	–	–	4,330,590	–	4,330,700
Stock options exercised for cash	68,500	7		–	–	129,593	–	129,600
Issue of warrants to holders of promissory notes	–	–	–	–	–	897,554	–	897,554
Issue of common stock on conversion of convertible preferred shares	758,464	76	–	(758,464)	(76)	–	–	–
Deemed dividends on preferred stock	–	–		–	–	122,670	(122,670)	–
Fair value of options issued to employees and consultants	–	–	–	–	–	686,448	–	686,448
Common shares subscribed, not issued	–	–	150,001	–	–	–	–	–
Note receivable shares subscriptions	–	–	(150,001)	–	–	–	–	–
Loss for the period	–	–	–	–	–	–	(5,868,006)	(5,868,006)

Balance, December 31, 2000	10,987,075	1,099	–	1,241,536	124	16,859,624	(9,560,622)	7,300,225
Issue of common stock for settlement of debt and accrued interest	1,004,605	101	–	–	–	1,757,957	–	1,758,058
Issue of subscribed shares for cash	70,589	7	–	–	–	134,994	–	135,001
Issue of common stock for financing services provided	21,559	2	–	–	–	42,549	–	42,551
Issuance of common stock for cash (net of cash share issue costs of $49,875 not and non-cash of $27,550)	440,000	44	–	–	–	493,032	–	493,076
Issue of common stock on conversion of convertible preferred shares	1,036,624	103	–	(1,036,624)	(103)	–	–	–
Issue of common stock on settlement of debt and accrued interest	2,000,000	200	–	–	–	2,499,800	–	2,500,000
Issue of common stock for goods and services provided	55,889	6	–	–	–	111,176	–	111,182
Fair value of options issued to consultants and major shareholders for consulting and financing services	–	–	–	–	–	1,034,753	–	1,034,753
Net loss for the period	–	–	–	–	–	–	(5,680,926)	(5,680,926)

Balance, June 30, 2001	15,616,341	$1,562	–	204,912	$21	$22,933,885	$(15,241,548)	$7,693,920

The accompanying notes are an integral part of these financial statements.

BIOLABS, INC.
(a New York Corporation)
(a development stage company)
STATEMENT OF CASH FLOWS
(Unaudited)
(Expressed in United States dollars)

	Six months ended		Period from September 19, 1994 (inception) to
	June 30, 2001	June 30, 2000	June 30, 2001

	(Restated-Note 3)
Cash flows from operating activities:
Loss for the period	$(5,680,926)	$(1,562,264)	$(14,886,813)
Adjustment to reconcile net loss to cash used in operating activities:
Depreciation and amortization	9,700	3,064	31,128
Amortization of deferred finance fees	166,667	–	275,000
Equity in loss of Prion Developmental Laboratories, Inc.	610,543	–	1,324,252
Equity in loss of Biotherapies Incorporated	1,031,851	329,286	2,285,466
Equity in loss of Biomedical Diagnostics, LLC	482,247	400,463	1,711,913
Stock compensation	395,373	–	1,163,073
Common stock issued for goods and services	369,240	–	429,240
Deemed discount amortization and debt settlement on promissory notes	1,241,519	64,111	1,647,555
Changes in operating assets and liabilities:
Other receivables	8,839	1,104	(10,538)
Prepaid expenses	3,250	(1,116)	(47,250)
Accounts payable and accrued liabilities	371,041	2,332	2,536,489

	(990,656)	(763,020)	(3,540,485)

Cash flows from investing activities:
Capital expenditures on property and equipment	(72,378)	(1,289)	(117,478)
Purchase of shares of Biotherapies Incorporated	–	(400,000)	(2,643,976)
Investment in Biomedical Diagnostics, LLC	–	–	(3,000,000)
Investment in I.D. Certify, Inc.	–	–	(800,160)
Investment in Prion Developmental Laboratories, Inc.	–	(400,000)	(2,036,553)
Deposit on purchase	–	–	(50,000)
Redemption of (investment in) short-term investments	367,000	–	–

	294,622	(801,289)	(8,648,167)

Cash flows from financing activities:
Exercise of share purchase warrants			63,000
Common stock issued for cash	670,625	2,142,088	3,464,038
Exercise of stock options	–	–	129,600
Preferred stock issued for cash	–	–	5,565,911
Issuance of promissory notes, net of cash fees of $275,000	–	1,500,000	3,225,000

	670,625	3,642,088	12,447,549

Increase (decrease) in cash and cash equivalents	(25,409)	2,077,779	258,897
Cash and cash equivalents, beginning of period	284,306	411,272	–

Cash and cash equivalents, end of period	$258,897	$2,489,051	$258,897

SUPPLEMENTAL DISCLOSURE:
Cash paid for:
Income taxes	$–	$–	$–
Interest	$74,829	$–	$259,494

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Issuance of common stock for financing services	42,551	11,500	69,051
Common stock issued to settle promissory notes payable and accounts payable and accrued liabilities	$4,258,058	$309,522	$5,907,475
Common stock issued for shares of Biotherapies Incorporated and patents	$–	$–	$4,570,700
Discount on promissory notes	$389,382	$384,666	$1,286,936
Deemed dividends on preferred shares	$–	$118,545	$354,735
Common stock issued on conversion of preferred shares	$103	$–	$179
Contribution to Biomedical Diagnostics, LLC of rights acquired	$–	$–	$2,680,860

The accompanying notes are an integral part of these financial statements.

BIOLABS, INC.
(a New York Corporation)
(a development stage company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
(Expressed in U.S. dollars)

JUNE 30, 2001

1.          NATURE OF DEVELOPMENT STAGE ACTIVITIES

These financial statements have been prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes the Company will continue in operation throughout the next fiscal year and into the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Certain conditions discussed below, currently exist which raise substantial doubt upon the validity of this assumption. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's future operations are dependent upon the Company's ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from its investments. Furthermore, the Company's equity investments may require additional funding from the Company to continue  research and development and other operating activities. As of June 30, 2001, the Company is considered to be in the development stage as the Company has not generated revenues, and has experienced negative cash flow from operations. The Company does not have sufficient working capital to sustain operations until the end of the year ended December 31, 2001. The Company is currently looking to secure additional funds through future debt or equity financings. Such financings may be not available or may not be available on reasonable terms.

As of June 30, 2001, the Company had cash on hand of approximately $259,000. In the opinion of management, cash on hand is sufficient to fund operations for the next 4 months. If the Company is unable to raise the required funds to sustain operations, it will be required to curtail operations and funding to existing, or postpone any planned future, equity investments.

2.          BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of results of operations have been included in the financial statements. Results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2001.

The balance sheet at December 31, 2000 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. A summary of the Company's significant accounting policies and other information necessary to understand the consolidated financial statements is included in the Company's audited financial statements for the year ended December 31, 2000 and 1999 as contained in the Company's Form 10-KSB for its year ended December 31, 2000. Such financial statements should be read in connection with these financial statements.

3.          RESTATEMENT OF PRIOR YEAR

The Company has restated its interim financial statements for the six month period ended June 30, 2000 to reflect the following adjustments:

	As previously reported
		Adjustments		Restated

At June 30, 2000:
Long-term equity and cost investment	$4,406,237	$(507,143	)(a)	$3,418,969
		(480,125	)(b)
Promissory note payable, shareholder	1,500,000	320,555	(e)	1,179,445
Additional paid-in capital	10,385,443	350,610	(c)	11,201,971
		81,252	(d)
		384,666	(e)
Deficit accumulated during the development stage	(3,767,514)	(507,143	)(a)	(5,250,755)
		(480,125	)(b)
		(350,610	)(c)
		(81,252	)(d)
		(64,111	)(e)
For the six months ended June 30, 2000:
Equity loss of investments:
Biotherapies, Inc.		329,286	(a)	329,286
Biomedical Diagnostics, LLC	138,577	261,886	(b)	400,463
Interest and bank charges	28,426	64,111	(e)	92,537

(a)         The Company has restated its 2000 interim financial statements to reflect a change in the method of accounting for its investment in Biotherapies Incorporated from the cost method to the equity method. This retroactive change was required upon obtaining significant influence over the investment in fiscal year 2000.

(b)        The Company has increased the equity in loss of its investment in Biomedical Diagnostics, LLC as a result of an adjustment for the amortization of excess cost of the Company's investment over its interest in the fair value of the net assets of Biomedical Diagnostics, LLC at the acquisition date.

(c)         The Company has recognized a beneficial feature on convertible preferred shares issued in fiscal year 1999 in additional paid-in capital. The beneficial conversion feature is recognized as a dividend from the date of issuance to the earliest conversion date using the effective interest method.

(d)        The Company recognized additional management and consulting expenses of $81,252 on stock options granted to non-employees in the year ended December 31, 1999.

(e)         The Company recognized a discount on promissory notes issued with warrants. The discount is amortized to interest expense over the term of the debt.

4.          RECLASSIFICATION

Certain reclassifications of prior year balances have been made to conform to current year classifications.

5.          STOCK TRANSACTIONS

During the quarter ended March 31, 2001, the Company completed the private placement of 70,589 units subscribed for in December 2000. Gross cash proceeds from this placement totalled $150,000. Each unit consisted of one common share and a one-half common share purchase warrant. Each common share purchase warrant entitles the holder to purchase a common share of the Company at a price of $3.00 per common share and expires December 29, 2001. The Company paid a 10% commission related to the private placement. The commission was paid by the issuance of 7,059 common shares with a fair value of approximately $15,000.

During the quarter ended March 31, 2001, the Company issued 1,004,605 common shares to settle outstanding promissory notes with a carrying value of $1,387,805 and a related interest payable balance, resulting in a loss on settlement of $370,254. The loss on settlement is included in interest expense in the Statement of Operations.

During the quarter ended June 30, 2001, the Company granted stock options to two Directors and an Officer to purchase 140,000 common shares at $1.25 per share. These options expire April 2004.

In May 2001, the Company committed to issue 2,000,000 common shares of the Company in settlement of an outstanding $2,000,000 promissory note resulting in a loss on settlement of $500,000. The loss on settlement is included in interest expense in the Statement of Operations. In addition, 800,000 warrants previously provided to this lender as part of the original promissory note financing and 181,818 warrants previously provided to this lender as part of a common share private placement, were cancelled and new warrants were issued to reduce the exercise price to $2.00 per common share and the term to expiry of the options was extended to 24 months after the modification date. The incremental value of the repriced 800,000 warrants in excess of the original amount of $388,787 has been recorded as an additional discount on the promissory note financed and has been recorded in interest expense in the Statement of Operations.

During the quarter ended June 30, 2001, the Company completed private placements for 440,000 common shares to two purchasers. Gross cash proceeds from these placements totalled $542,750. 145,000 of the common shares were issued at a price of $1.20 per share and had one common share purchase warrant attached to each common share.  Each common share purchase warrant entitles the holder to purchase one additional common share of the Company at a price of $2.20 and expires two years from the completion date.   295,000 common shares were issued at a price of $1.25 per share for gross cash proceeds of $368,750. The Company incurred $49,675 in commissions related to these private placements.

The Company also issued 55,589 common shares during the quarter ended June 30, 2001, for goods and services totalling $111,182.

10,520 preferred shares were converted into 10,520 common shares during the quarter ended June 30, 2001.

6.          COMMITMENTS AND CONTINGENCIES

The Company has entered into an amended operating agreement dated November 8, 1998 with Biotherapies Incorporated for development of a mammastatin diagnostic assay through the creation of a company named Biomedical Diagnostics, LLC ("Diagnostics"). The Company is required under the amended operating agreement to make the following payments to Biotherapies Incorporated upon Diagnostics reaching certain milestones:

(i)          $1,000,000 within 60 days of completion of certain diagnostic clinical trials, and

(ii)         $1,000,000 within 30 days of the joint venture achieving $100,000 in gross revenues ("the Milestone").

As at June 30, 2001, the parties to the agreement disagree as to whether the Milestone under (i) above had been reached. Per the amended operating agreement, if the required additional payments were not made upon reaching any of the above Milestones, the Company's equity interest would immediately be reduced to 30% and only increase on the effective date of payment if made within 180 days of being owing. As at June 30, 2001, the parties to the agreement have verbally determined that no payment or equity adjustment is required and are negotiating a new determination date.

7.          SUBSEQUENT EVENTS

On July 3, 2001, the Company borrowed $500,000 from a major shareholder. Interest accrues on the loan at a rate of 10% per annum, compounded semi-annually and is secured by a promissory note. The note is due and payable on the earlier of 3 months from the date of issue or ten days after the Company completing a financing of not less than $5,000,000. As consideration for the loan, the shareholder also received a warrant to acquire up to 250,000 common shares of the Company at $3.00 per share expiring May 30, 2003. The exercise price of the warrant is in excess of the market price of the Company's shares on the date of its issuance. As the warrant was issued prior to June 30, 2001, the estimated fair value of the warrant of $389,382 has been recorded as a deferred finance charge.

Subsequent to June 30, 2001, the Company has raised gross cash proceeds totaling $421,000 from the completion of common share and warrant private placements and proceeds received on the exercise of stock options.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

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

The Company’s shareholders would participate in increased valuation of the Company’s shares as the portfolio companies increase their value.  Potential future public offerings or acquisitions of the portfolio companies would provide future financial returns to Biolabs, Inc. and its shareholders.

Biolabs’ Corporate Objective

The principal mission of Biolabs, Inc. is to achieve significant capital appreciation through selected investments in promising biotechnology companies with leading-edge product development programs, strong intellectual property and scientific excellence. Biolabs, Inc. will provide the capital and the strategic guidance needed to rapidly move the product through its development.

Biolabs’ Investment Strategy

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

Biolabs, Inc.’s objective is to provide both financing and experience in the commercial development of biotechnology companies through the resources of our management and advisory team, and support the portfolio companies through to the stage of maximum valuation for their product development programs.  This may include providing our portfolio companies assistance in identifying, evaluating, structuring and negotiating joint ventures, strategic alliances, marketing agreements, acquisitions and other corporate transactions.

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

Strong intellectual property rights to the underlying technology.

             Product development that has reached the stage of “proof-of-concept”, with demonstrated research stage and pre-clinical data.

             Near-term market focus, with a technology base that can generate a pipeline of future products.

             Core management team with strong scientific and product development experience.

             Srong competitive position in the market, with specific emphasis on novel and innovative approaches to medical problems.

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

An initial evaluation by Biolabs, Inc. management of the strength and validity of the company’s technology, the intellectual property, the probable commercialization timeline, the quality of scientific management, the market potential of the products and the projected financial requirements.

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

Mechanisms to Realize Shareholder Value

Biolabs, Inc. generally positions itself as the first outside investor in its portfolio companies following the seed or early-stage venture capital financing.  Biolabs, Inc. may invest in future financing rounds to increase its equity position or introduce other biotech investment groups.  The investment objective is for Biolabs, Inc. to support its portfolio companies through both direct investments and introductions to other biotech funding groups until the company has reached late-stage product development and has successful clinical trial data.  At that stage, the Company’s exit options include a public offering or acquisition of the portfolio company at a multiple of its original valuation.

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

Biolabs’ Biotechnology Portfolio

As at June 30, 2001 Biolabs, Inc. has investments in three portfolio companies: two in the field of oncology and one in neurology.  The following is a summary description of each company, including the current status of its product development program, the market potential for its products and the investment position of Biolabs, Inc.

Biotherapies, Inc.

Biotherapies, Inc. (“Biotherapies”) is a cancer research company with head offices located in Ann Arbor, Michigan that is dedicated to the commercial development of proprietary proteins as potential cancer treatments and as diagnostics.  As its primary objective, the Company is developing Mammastatin, a naturally occurring protein that occurs in the breast tissue of healthy women, as a potential new therapeutic agent for breast cancer.  Biotherapies holds the exclusive rights, through licenses from the University of Michigan, to patents pending for the use of Mammastatin as both a therapeutic and a diagnostic.

Product Development Program – Mammastatin is a member of a family of naturally occurring human proteins that have potential applications as new cancer therapies and diagnostics.  Based on research conducted at Biotherapies, is appears that Mammastatin has a critical role in the control of abnormal cell growth in breast tissue.  This protein occurs in its active form in normal breast tissue, but is absent or present in low levels in most breast cancer patients.  Mammastatin can be detected in the blood of healthy women, but is absent in approximately 90% of breast cancer patients, regardless of whether these women have a prior family history of breast cancer.

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

Market Potential – Breast cancer is the second leading cause of cancer-related deaths among women age 35-54.  In the United States, an estimated one in eight women is expected to develop breast cancer in their lifetime.  With over 180,000 new cases of breast cancer being diagnosed in the United States each year, there is a substantial market for a safe, non-toxic therapeutic agent that could be used in the treatment of breast cancer.  Breast cancer diagnostics and therapeutics are estimated to represent a $10 billion industry worldwide.  Related products from this platform technology are under development for prostate, ovarian and colon cancer.

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

Current Investment – Since 1998, Biolabs, Inc. has invested approximately $5.4 million in Biotherapies, which includes $2.4 million in cash and $0.2 million in Biolabs, Inc. shares contributed under an investment agreement and through direct share purchases, plus an additional $2.5 million based on a share transfer arrangement with a prior investor in Biotherapies and $0.4 million in bonds converted to shares.  Based on the total investment, Biolabs, Inc. currently has approximately a 26.6% equity ownership in this company.

Corporate Structure – Founded in 1995, Biotherapies is a privately held company based in Ann Arbor, Michigan.  Biotherapies retains the rights to develop Mammastatin and related protein families as cancer therapeutics, while licensing the rights to develop selected diagnostic tests to the Biomedical Diagnostics joint venture, which is described below.

Biomedical Diagnostics, LLC

Biomedical Diagnostics, LLC (“Biomedical Diagnostics”) is a joint venture between Biotherapies, Inc. and BioLabs, Inc. that is developing proprietary cancer screening products. Its initial product development effort is commercializing the Mammastatin Serum Assay (MSA) as a risk screening diagnostic for breast cancer.  Biomedical Diagnostics also has the rights to develop, market and distribute diagnostic screening assays based on other proteins discovered by Biotherapies that could be used to assess a person’s risk for prostate and ovarian cancer.

Product Development Program – Mammastatin is a protein that has been found to be present in the breast tissue of healthy women.  Research conducted at Biotherapies has shown that Mammastatin can be detected in the blood of over 85% of healthy women and is absent in the blood of over 90% of breast cancer patients.  That research also showed that the concentration of Mammastatin drops significantly both in women with breast cancer and in women at risk for breast cancer.  Biomedical Diagnostics is developing the MSA test as a simple blood serum diagnostic that would measure the quantity of Mammastatin in blood serum.  The results from this test could be used to assess women’s risk of developing breast cancer.

MSA is a blood test that measures Mammastatin levels in serum samples using monoclonal antibody technology.  Data from a clinical study that used the MSA test to measure Mammastatin levels in blood samples from over 200 women has been analyzed and the results indicate that there is a statistically significant difference in the Mammastatin levels between healthy women and breast cancer patients.  To date, there has not been a blood test that is capable of assessing risk for breast cancer prior to development of this disease, although there are some protein “markers” that are used to monitor treatment or to indicate that a tumor might already be present. The potential of the MSA test is to provide a simple blood test that could provide an earlier indication of the risk of breast cancer developing so that appropriate monitoring or preventive therapy can be implemented.

The current version of the MSA test is a Western Dot Blot format that is being developed for use in reference labs and major medical testing clinics.  Product development is currently underway to develop monoclonal antibodies to the Mammastatin protein for use in a rapid immunoassay format of the test.  This second version of the test would be suitable for use in point-of-care clinics, medical clinics and potentially in physicians’ offices.

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

Market Potential – It has been estimated that one in eight women in the United States will be diagnosed with breast cancer at some point in their lifetime, regardless of their family history or other known risk factors.  Only approximately 10% of breast cancer is known to be hereditary, while the remaining 90% of cases develop without a known underlying genetic defect.  This means that early detection is a very important factor affecting long-term survival.

At present, breast cancer is detected primarily through mammography, breast self-examination or ultrasound.  However, these techniques are not always effective against all types of breast cancer and can only detect the disease once the tumor has started to develop.  There are also a number of serum “biomarkers” that have been studied as potential diagnostics and prognostic indicators.  To date, none of these markers have proved superior to mammography or breast self-examination nor indicate the risk of breast cancer prior to development of a tumor.

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

Current Investment – Since 1999, Biolabs, Inc. has invested a total of $5.7 million in Biomedical Diagnostics through $3.0 million in contributions and in December 31, 2000, the Company contributed its 50% interest and technology rights acquired in the period with a value of $2,680,860 under an investment agreement, which provides Biolabs, Inc. with a 50% ownership in this company.

Corporate Structure – Biomedical Diagnostics was founded in November 1998, as a joint venture between Biotherapies Inc. of Ann Arbor, Michigan and Biolabs, Inc.

Current Developments – During the period ended June 30, 2001, Biomedical Diagnostics signed an agreement with the University of Texas M.D. Anderson Cancer Center to commence a clinical trial utilizing the Mammastatin Serum Assay technology.

The clinical trial is anticipated to involve two hundred women with representative individuals from groups with established breast cancer, from groups at high statistical risk to develop breast cancer, and from groups of healthy women without breast cancer or breast cancer risk.

On June 22, 2001, Biomedical Diagnostics announced that it had signed a letter of agreement with Arup Laboratories of Salt Lake City, Utah to market and service the Mammastatin Serum Array technology. Arup Laboratories is wholly owned by the University of Utah. The agreement gives Arup Laboratories rights to market and service the MSA test to clients worldwide.

The joint venture is, and will continue to be, subject to continuing regulation by the FDA and certain state agencies, including routine inspection by the FDA and a host of regulatory requirements that generally apply to medical services marketed in the United States. Such requirements include labeling regulations, quality system regulations, the Medical Device Reporting regulation and the FDA’s prohibitions against promoting products for unapproved or “off-label” uses. Failure to comply with regulatory requirements could result in enforcement action by the FDA which also could have a material adverse affect on the business, financial condition and results of operations of the joint venture and the Company.

Under the terms of the Joint Venture Operating Agreement, as amended, the Company agreed to make $3,500,000 (U.S.) of capital contributions to the joint venture. To date, $1,500,000 has been paid. Under the terms of the Joint Venture Operating Agreement, as amended, the balance of $2,000,000 is to be paid as follows:

             1,000,000 within 60 days of completion of certain diagnostic clinical trials (“the Milestone”)

             1,000,000 within 30 days of the joint venture achieving $100,000 in gross revenue

The members of the joint venture disagree as to whether the Milestone, which would require payment of the $1,000,000 outstanding balance, has been reached and are currently negotiating a new determination date.

Under the terms of the Joint Venture Operating Agreement, each member of the joint venture is obligated to funds its 50% portion of additional capital requirements. In the event the Company is unable to raise its 50% portion of joint venture expenses or pay the remaining $1,000,000 in funding when due, the Company’s interest in the joint venture may be reduced to a minimum of 30%.

Prion Developmental Laboratories, Inc.

Prion Developmental Laboratories, Inc. (“PDL”) is a private, development stage company with head offices in Buffalo Grove, Illinois.  PDL was formed specifically to develop a rapid and inexpensive diagnostic test to detect “Mad Cow Disease” in cattle and to screen human blood and tissue supplies for the presence of prion diseases.

Product Development Program – Prion diseases have become a major health concern since the outbreak of BSE (Bovine Spongiform Encephalopathy) or “Mad Cow Disease,” originally in the United Kingdom and now in many countries in Europe.  BSE is believed to be transmitted among cattle through feed that contains protein rendered from infected cattle and apparently can be transmitted to humans through consuming beef or beef products from infected cattle. In humans, the prion infection results in a neurological disorder known as new variant Creutzfeldt-Jakob (vCJD).  Both “Mad Cow Disease” and vCJD are slow developing but invariably fatal diseases, with the brain becoming spongy and filled with tangled protein plaques.  These diseases are caused by prions, a novel infectious agent composed of a misfolded protein.

To date, the only diagnostic tests for “Mad Cow Disease” are based on analysis of post-mortem brain samples from cattle to detect the infectious prion proteins.  These test procedures are time intensive, relatively expensive and can only detect the disease after the animal has been slaughtered.  As a result, tests can only be conducted on those cattle suspected of being infected or on a random sample basis.  Currently there is no simple test available to check human blood or tissues before they are used to treat another person.

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

Market Potential – The two major international markets for the PDL prion diagnostic are the cattle industry and the human blood products industry.  As a result of the BSE outbreak in the United Kingdom, the rest of the European market banned export of British beef.  The financial consequences of this in the UK were estimated to be in excess of $2.5 billion in 1998.  Since then, BSE has been detected in a number of European countries and there is growing concern that it could have spread to other areas of the world.  Since BSE is known to have an incubation period of at least several years before any symptoms appear, other countries may have infected cattle.  The Company has projected that if this diagnostic were used to test cattle prior to slaughter (estimated at 40 million cattle per year in the US), the potential gross revenues from this application alone would be in excess of $50 million per year in the US alone.

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

Current Investment – In 2000, Biolabs, Inc. invested a total of $2.0 million in PDL under an investment agreement, which provides Biolabs, Inc. with a 25% ownership in this company.  Biolabs, Inc. also has the right of first refusal to invest additional funds into PDL until September 2001.

Corporate Structure – Founded in 1999, PDL is a privately held company incorporated in Maryland, with head offices and a manufacturing facility located in Buffalo Group, Illinois.  The parent company of PDL is Efoora, Inc., a private company developing novel diagnostic tests and offering contract manufacturing services for medical devices.

Current Developments – PDL continues to work on the development of its test for the rapid detection of infectious prions and has also begun the initial patent protection process for its tests. PDL has also broadened its mission to include other neurodegenerative diseases.

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

Proposed Transactions

There are no proposed transactions as at June 30, 2001.

Intellectual Property

The Company has filed US and Canadian trademark applications for the use of the name Genesis Bioventures

On November 3, 2000, the Company filed a trademark application for “GENESIS BIOVENTURES” with the U.S. Patent and Trademark Office. On December 21, 2000, the Company filed a trademark application for “Genesis Bioventures LOGO” with the U.S. Patent and Trademark Office. The Company has  not received any communication from the trademark office regarding these two trademark applications. The Company  expects to file additional trademark applications from time-to-time in the future as necessary.

Government Regulation – Biotechnology Product Development

Biolabs, Inc.’s portfolio companies are developing biotechnology products for use in diagnosing or treating human or animals diseases.  As the investments to date are in biotech companies in the United States, these companies are affected by governmental regulations from the United States Food and Drug Administration (FDA) for products intended to be used for humans and from the United States Department of Agriculture (USDA) for plant and animal products.  These regulations affect the cost and time to develop biotechnology products.

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

Government Regulation – Investment Companies

As an operating company, Biolabs, Inc. believes that it is not an investment company as that term is defined under the Investment Company Act. Generally, a company must register under the Investment Company Act of 1940 and comply with significant restrictions on operations and transactions with affiliates if its investment securities exceed 40% of the company’s total assets, or if it holds itself out as being primarily engaged in the business of investing, owning or holding securities. Under an alternative test, a company is not required to register under the Investment Company Act if not more than 45% of its total assets consist of, and not more than 45% of its net income is derived from, securities other than government securities and securities of majority-owned subsidiaries and companies primarily controlled by it. If Biolabs, Inc. is unable to rely on these alternative tests, we could ask for exemptive relief from the Securities and Exchange Commission. Biolabs, Inc. is also able to rely once every three years on a one-year temporary exemption from the registration requirements of the Investment Company Act.

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

Need for Additional Financing.  The Company continues to have significant obligations with respect to the Joint Venture and Biotherapies. In order to complete its obligations, the Company will require additional funding within approximately 3 to 6 months. Further, the Joint Venture may require additional operating capital, for which the Company and Biotherapies are required to contribute equally. The Company believes it has sufficient funds to carry its own expenses for approximately 4 months . There can be no assurance that the Company will obtain additional financing for the Joint Venture’s current and future operations or capital needs on favorable terms, if at all. The Company may fail because it runs out of capital before the MSA Test can be concluded, or FDA approval obtained or the Joint Venture has reached the point of commercialization of the MSA Test. If the Company fails to provide its proportionate share with respect to capital calls for the Joint Venture, its interest therein may be substantially diluted.

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

Reliance on Biotherapies and Dr. Ervin.  As currently structured, the Company’s potential for future success is completely dependent upon the Joint Venture,  Biotherapies and Dr. Paul Ervin. Recent transactions and proposed transactions have further increased the Company’s dependency upon, and interrelationship with, Biotherapies. No officer or director has any long term employment agreement. There can be no assurance that Dr. Ervin will remain associated with the Company.

History of Losses.  The Company has incurred an accumulated deficit to June 30, 2001 of $15,013,673. There can be no assurance that the Company will operate profitably in the near future or at all.

Negative Cash Flow.  The Company has no current income or likely source of current income in the immediate future. Management and  consulting fees, including legal and accounting fees, are currently costing the Company in excess of One Hundred Thousand ($100,000) Dollars monthly. The Company will be required to place additional securities in new financings to make up for such negative cash flow. Such transactions may have a negative or depressing effect on the trading prices for the Company’s publicly-traded securities.

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

No Likelihood of Dividends.  The Company has never paid any cash or other dividend on either its Common or Preferred Stock. At present, the Company does not anticipate paying dividends in the foreseeable future and intends to devote any earnings to the development of the Company’s businesses. Investors who anticipate the need for income from their investment should refrain from purchasing the Company’s Stock.

Penny Stock.  The Company may be subject to the SEC’s “penny stock” rules if our common stock trades below $5.00 per share. These rules require the delivery prior to any penny stock transaction of a disclosure schedule explaining the penny stock market and all associated risks and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, which are generally defined as institutions or an investor with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with the spouse. For these types of transactions the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. In addition, broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock which could severely limit its market price and liquidity.

Indemnification and Exclusion of Liability of Directors and Officers.  So far as permitted by law, the Company’s Certificate of Incorporation and By-Laws provide that the Company will indemnify its directors and officers against expenses and liabilities they incur to defend, settle or satisfy any civil or criminal action brought against them on account of their being or having been Company directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or to have engaged in wilful misconduct. As a result of such provisions, stockholders may be unable to recover damages against the directors and officers of the Company for actions taken by them which constitute negligence or a violation of their fiduciary duties, which may reduce the likelihood of stockholders instituting derivative litigation against directors and officers and may discourage or deter stockholders from suing directors, officers, employees and agents of the Company for breaches of their duty of care, even though such action, if successful, might otherwise benefit the Company and its stockholders.

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

Improve, upgrade and expand their business infrastructure

Hire, train and retain key management and scientific personnel

Advance the commercialization development programs for their biotechnology products

Expand the intellectual property portfolio related to the underlying technology

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

Results of Operations

Six months ended June 30, 2001 compared to June 30, 2000:

For the six months ended June 30, 2001, the Company incurred a loss of $5,680,926 compared to $1,562,264 for the six months ended June 30, 2000, an increase of $4,118,662. The increase in the loss is primarily due to increases in the Company’s equity share of losses in: Biomedical Diagnostics, LLC $81,784, Prion Developmental Laboratories, Inc., $610,543 and Biotherapies Incorporated $702,565. The Company’s investment in Prion Developmental Laboratories, Inc. was acquired in September 2000. The equity in loss from investments reflects the increased research activity in these companies and the increase in the amortization of the excess purchase price of these investments as a result of additional investments in biotechnology companies during the fiscal year 2000.

Legal and accounting costs increased from $150,925 for the six months ended June 30, 2000 to $195,399 for the six months ended June 30, 2001, which is attributable primarily to increased legal fees related to the termination of the former President and two other members of management in the six months ended June 30, 2001.

Management and consulting fees increased from $233,341 during the six months ended June 30, 2000 to $986,194 during the six months ended June 30, 2001, due to the accrual of termination costs for the former President and CEO of the Company and two other members of management, consulting fees to outside consultants for specific projects and related stock compensation benefits.

Salaries and benefits costs increased from $18,259 during the six months ended June 30, 2000 to $157,776 during the six months ended June 30, 2001, reflecting the addition of four full-time office staff during the current period.

Rent and occupancy costs increased from $14,373 during the six months ended June 30, 2000 to $36,899 during the six months ended June 30, 2001, as the Company leased additional office space during the six month period ended June 30, 2001.

Interest and bank charges increased from $92,537 during the six months ended June 30, 2000 to $1,880,229 during the six months ended June 30, 2001, which is attributable to interest on $3,500,000 in short-term borrowings which bear interest at 10%, the amortization of the deferred finance charges associated with these borrowings, the amortization of the discount of warrants attached to the short-term borrowings. Also included in interest and bank charges is $870,254 representing the loss on debt settlements in the period and $388,787 related to the repricing of 800,000 warrants previously provided to this lender.

Loss per common share was $0.43 for the six months ended June 30, 2001 compared to $0.18 for the six months ended June 30, 2000. The increase in loss per share is due to the increase in the net loss during the period. The weighted average number of shares outstanding for the six months ended June 30, 2001 was 13,308,572 compared to 8,609,931 for the six months ended June 30, 2000.

Three months ended June 30, 2001 compared to June 30, 2000:

For the quarter ended June 30, 2001, the Company incurred a loss of $3,178,139 compared to $799,963 for the three months ended June 30, 2000, an increase of $2,378,176. The increase in the loss is primarily due to increases in the Company’s equity share of losses in: Biomedical Diagnostics, LLC $53,045, Prion Developmental Laboratories, Inc., $327,597 and Biotherapies Incorporated $345,484. The Company’s investment in Prion Developmental Laboratories, Inc. was acquired in September 2000. The equity in loss from investments reflects the increased research activity in these companies.

Legal and accounting fees increased from $65,206 during the three months ended June 30, 2000 to $118,035 during the three months ended June 30, 2001, which is attributable to increased accounting fees and legal expenses related to its equity investments which increased in fiscal year 2000.

Management and consulting fees increased from $122,888 during the three months ended June 30, 2000 to $546,509 during the three months ended June 30, 2001 due to consulting fees to outside consultants for specific special projects and related stock compensation benefits.

Salaries and benefits costs increased from $10,835 during the three months ended June 30, 2000 to $70,667 during the three months ended June 30, 2001, reflecting the addition of four full-time office staff.

Interest and bank charges increased from $91,994 during the three months ended June 30, 2000 to $982,750 during the three months ended June 30, 2001 which is attributable to interest on $3,500,000 in short-term borrowings which bear interest at 10%, to the amortization of the deferred finance charges associated with these borrowings and to the amortization of the discount of warrants attached to the short-term borrowings. Also included in interest and bank charges is a $500,000 loss on the settlement of an outstanding $2,000,000 promissory note and $388,787 related to the repricing of 800,000 warrants previously provided to the lender.

Liquidity and Capital Resources

The Company expects to incur losses for at least the next several years, primarily due to the operation of its equity investments. The Company expects its existing equity investments, as well as any future joint venture projects, to incur substantial research and development, sales, marketing and other expenses. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial.

As of June 30, 2001, the Company had cash on hand of approximately $259,000. In the opinion of management, cash on hand is sufficient to fund operations for the next 4 months.

Currently, the Company has no plans for the purchase or sale of any plant and equipment or the addition of any employees.

The Company’s future capital requirements will depend on many factors, including advancement of the Company’s existing joint venture research and development programs; payments made to secure and develop additional joint venture programs for additional cancer diagnostics technologies; the cost and availability of third-party financing for development and commercialization activities; and administrative and legal expenses. Because of the Company’s long-term capital requirements, the Company intends to raise funds through registered offerings or exempt transactions when conditions are favorable. If the Company is unable to raise required funds to sustain its operations, it will be required to curtail operations and funding to existing, or postpone any planned future, equity investments.

Subsequent Events

On July 3, 2001, the Company borrowed $500,000 from a major shareholder at 10% interest, compounded semi-annually and secured by a promissory note. The note is due and payable on the earlier of 3 months from the date of issue or ten days after the Company completing a financing of not less than $5,000,000. As consideration the shareholder also received a warrant to acquire up to 250,000 common shares of the Company at $3.00 per share expiring May 30, 2003. The exercise price of the warrant is in excess of the market price of the Company's shares on the date of its issuance. As the warrant was issued prior to June 30, 2001, the estimated fair value of the warrant of $389,382 has been recorded as a deferred finance charge.

Subsequent to June 30, 2001, the Company has raised gross cash proceeds totaling $421,000 from the completion of common share and warrant private placements and proceeds received on the exercise of stock options.

PART II

ITEM 1	LEGAL PROCEEDINGS

None

ITEM 2	CHANGES IN SECURITIES

During the quarter ended June 30, 2001, the Company completed private placements for 440,000 common shares to two purchasers. Gross cash proceeds from these placements totalled $542,750. 145,000 of the common shares were issued at a price of $1.20 per share and had one warrant attached to each share. Each share purchase warrant entitles the holder to purchase a common share of the Company at a price of $2.20 and expires two years from the completion date. 295,000 common shares were issued at a price of $1.25 per share for gross cash proceeds of $368,750. The Company paid $49,675 in commissions related to these private placements.

During the quarter ended June 30, 2001, 10,520 preferred shares were converted into 10,520 common shares.

During the quarter ended June 30, 2001, a $2,000,000 promissory note payable settled by the issuance of 2,000,000 common shares at $1.25 per share.

The Company also issued 55,589 common shares during the quarter ended June 30, 2001, for goods and services totalling $111,182.

ITEM 3	DEFAULT UPON SENIOR SECURITIES

None

ITEM 4	SUBMISSION OF MATTERS OF A VOTE OF SECURITY HOLDERS

None

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K

On June 14, 2001, the Company filed Amendment No. 3 to the Form 8-K dated September 8, 2000 in connection with the Company’s investment in Prion Developmental Laboratories, Inc.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BioLabs, Inc.

August 17, 2001
	By:	/s/ E. Greg McCartney

	Name:	E. Greg McCartney
Chairman, President and Chief Executive Officer

August 17, 2001
	By:	/s/ T.J. Louis McKinney

	Name:	T.J. Louis McKinney
Chief Financial Officer