Form 10QSB
period 2001-09-30
BIOLABS INC
filed 2001-11-14
CIK 1084966

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2001
                                               ------------------

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934
     For the transition period from ________________ to _________________

                         Commission file number  0-30252
                                                ---------

                            GENESIS BIOVENTURES, INC.
                --------------------------------------------------
                 (Name of small business issuer in its charter)

NEW YORK                                   98-0163232
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

1A-3033 KING GEORGE HIGHWAY, SURREY B.C. CANADA               V4P 1B8
-----------------------------------------------               ----------
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number: (604)542-0820
                           -------------

BIOLABS, INC.
---------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

               CLASS                         OUTSTANDING AT NOVEMBER 8, 2001
    Common Stock, par value $0.0001                    16,844,601

GENESIS BIOVENTURES, INC.(FORMERLY BIOLABS, INC.) - 10-QSB QUARTERLY REPORT, SEPTEMBER 30, 2001
-------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                           Page
PART I - FINANCIAL INFORMATION
    Item 1   Financial Statements............................................3
    Item 2   Management's Discussion and Analysis or Plan of Operation......13

PART II - OTHER INFORMATION
    Item 1   Legal Proceedings..............................................26
    Item 2   Changes in Securities..........................................26
    Item 3   Default upon Senior Securities.................................26
    Item 4   Submission of Matters of a Vote of Security Holders............26
    Item 5   Other Information..............................................26
    Item 6   Exhibits and Reports on Form 8-K...............................26

SIGNATURES..................................................................27

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

GENESIS BIOVENTURES, INC.(FORMERLY BIOLABS, INC.) - 10-QSB QUARTERLY REPORT, SEPTEMBER 30, 2001
-------------------------------------------------------------------------------

ITEM 1.  FINANCIAL STATEMENTS

GENESIS BIOVENTURES, INC. (FORMERLY BIOLABS, INC.)
(a New York Corporation)
(a development stage company)

BALANCE SHEETS
(Unaudited)
(Expressed in United States dollars)

                                                                              September 30,    December 31,
                                                                                  2001             2000
                                                                              -------------   -------------
                                                                              (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                                 $           -   $     284,306
    Short-term investments                                                                -         367,000
    Other receivables                                                                 8,652          19,377
    Prepaid expenses                                                                 40,250          50,500
                                                                              -------------   -------------
Total current assets                                                                 48,902         721,183

Deposit on future acquisition (Note 5)                                              726,600               -

Long-term investments:
    Biomedical Diagnostics, LLC (50%; 2000 - 50%)                                 4,752,032       4,451,194
    Biotherapies, Inc. (26.6%; 2000 - 26.6%)                                      2,954,917       4,130,361
    Prion Developmental Laboratories, Inc. (33%; 2000 - 25%) (Note 6)               880,783       1,322,844
Property and equipment, net                                                          90,535          32,489
Deferred finance charge, net                                                         31,580         166,667
                                                                              -------------   -------------
Total assets                                                                  $   9,485,349   $  10,824,738
                                                                              -------------   -------------
                                                                              -------------   -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Bank indebtedness                                                         $      24,424   $           -
    Accounts payable and accrued liabilities                                      1,121,090         516,031
    Promissory notes payable (Note 7)                                               623,647       3,008,482
                                                                              -------------   -------------
Total current liabilities                                                         1,769,161       3,524,513
                                                                              -------------   -------------

STOCKHOLDERS' EQUITY:
Preferred stock, $.0001 par value:
    Authorized 100,000,000 shares;
    Issued: 2001 - 176,912; 2000 - 1,241,536                                             18             124
Common stock, $.0001 par value:
    Authorized 100,000,000 shares;
    Issued: 2001 - 16,655,591; 2000 - 10,987,075                                      1,666           1,099
Additional paid-in capital                                                       25,595,466      16,859,624
Deficit accumulated during the development stage                                (13,880,962)     (9,560,622)
                                                                              -------------   -------------
Total stockholders' equity                                                        7,716,188       7,300,225
                                                                              -------------   -------------
Total liabilities and stockholders' equity                                    $   9,485,349   $  10,824,738
                                                                              -------------   -------------
                                                                              -------------   -------------

Future operations (Note 1)
Commitments and contingencies (Note 5)
Subsequent event (Notes 7 and 10)

The accompanying notes are an integral part of these financial statements.

GENESIS BIOVENTURES, INC.(FORMERLY BIOLABS, INC.) - 10-QSB QUARTERLY REPORT, SEPTEMBER 30, 2001
-------------------------------------------------------------------------------

GENESIS BIOVENTURES, INC. (Formerly Biolabs, Inc.)
(a New York Corporation)
(a development stage company)

STATEMENT OF OPERATIONS
(Unaudited)
(Expressed in United States dollars)

                                                                                                       Total from
                                                 For the three                 For the nine           September 19,
                                                 months ended                  months ened                1994
                                         ----------------------------  ----------------------------  (inception) to
                                         September 30,  September 30,  September 30,  September 30,   September 30,
                                              2001           2000          2001            2000           2001
                                         -------------  -------------  -------------  -------------  --------------
                                                         (Restated-                    (Restated-
                                                           Note 3)                       Note 3)
Revenue                                  $           -  $           -  $           -  $           -  $            -
Expenses:
   Depreciation and amortization                 5,969          1,532         15,669          4,596          37,097
   Investor relations                           47,682         51,112        171,145        200,650         834,549
   Legal and accounting                        128,082        109,493        323,481        260,418         961,313
   Listing and share transfer fees              10,224          9,329         33,435         28,169         177,484
   Loss on foreign exchange                     16,496              -         16,318              -          10,958
   Management and consulting fees:
      Stock based compensation                 492,742        258,203      1,182,659        258,203       1,950,359
      Cash and other                           106,160         97,854        402,437        331,195       2,374,225
   Office and miscellaneous                     13,963         24,408         62,546         89,740         266,671
   Rent and occupancy costs                     57,007          6,831         93,906         21,204         205,597
   Salaries and benefits                        11,397         11,671        169,173         29,930         243,219
   Telephone                                     6,169          4,518         24,486         18,057          83,782
   Travel and promotion                         67,997         39,493        155,430        128,301         880,477
                                         -------------  -------------  -------------  -------------  --------------
                                               963,888        614,444      2,650,685      1,370,463       8,025,731
                                         -------------  -------------  -------------  -------------  --------------

Loss before other income (expense)
and extraordinary items:                      (963,888)      (614,444)    (2,650,685)    (1,370,463)     (8,025,731)
   Interest income                                   -         17,676         10,741         33,717          75,921
   Interest and bank charges
     Deemed interest relating to
       equity instruments attached to
       debt                                   (389,382)      (168,291)      (927,314)      (232,402)     (1,441,683)
     Cash and other                            (14,118)      (156,908)      (486,164)      (185,334)       (670,823)
   Equity in loss of:
     Prion Developmental Laboratories,
       Inc.                                   (231,518)      (274,600)      (842,061)      (274,600)     (1,555,770)
     Biotherapies, Inc.                       (143,593)      (332,743)    (1,175,441)      (662,029)     (2,429,059)
     Biomedical Diagnostics, LLC              (896,915)       (82,399)    (1,379,162)      (482,862)     (2,608,828)
                                         -------------  -------------  -------------  -------------  --------------
Loss before extraordinary items             (2,539,414)    (1,611,709)    (7,350,086)    (3,173,973)    (16,555,973)
Extraordinary items                                  -              -       (870,254)             -        (870,254)
                                         -------------  -------------  -------------  -------------  --------------
Loss for the period                      $  (2,639,414) $  (1,611,704) $  (8,320,340) $  (3,173,973) $  (17,526,227)
                                         -------------  -------------  -------------  -------------  --------------
                                         -------------  -------------  -------------  -------------  --------------

Weighted average number of common
shares outstanding, basic and diluted       16,135,827      9,552,172     14,244,390      8,887,428       5,218,072
                                         -------------  -------------  -------------  -------------  --------------
                                         -------------  -------------  -------------  -------------  --------------

Loss per common share before
  extraordinary items, basic and
  diluted                                $       (0.16) $       (0.17) $       (0.52) $       (0.37) $        (3.24)
Loss per common share, basic and
  diluted                                $       (0.16) $       (0.17) $       (0.59) $       (0.37) $        (3.43)
                                         -------------  -------------  -------------  -------------  --------------
                                         -------------  -------------  -------------  -------------  --------------

The accompanying notes are an integral part of these financial statements.

GENESIS BIOVENTURES, INC.(FORMERLY BIOLABS, INC.) - 10-QSB QUARTERLY REPORT, SEPTEMBER 30, 2001
-------------------------------------------------------------------------------

GENESIS BIOVENTURES, INC. (Formerly Biolabs, Inc.)
(a New York Corporation)
(a development stage company)

STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(Expressed in United States dollars)

SEPTEMBER 30, 2001  (Restated - Note 3)

                               Common stock                         Preferred shares
                           --------------------                   --------------------   Additional                     Total
                             Number                Common share      Number               paid-in     Accumulated    stockholders'
                            of shares    Amount   subscriptions    of shares   Amount     capital       deficit         equity
                           ----------   -------   -------------   ----------   ------   -----------   ------------   -------------
Issue of common stock
   for cash on
   organization of the
   Company                  8,816,992   $ 8,817               -            -   $    -   $         -   $          -    $     8,817
Loss for the period                 -         -               -            -        -             -       (147,192)      (147,192)
                           ----------   -------   -------------   ----------   ------   -----------   ------------    -----------
Balance, December 31,
   1995                     8,816,992     8,817               -            -        -             -       (147,192)      (138,375)
Consolidation of
   shares in November
   on a 50 for 1 basis     (8,640,456)   (8,799)              -            -        -         8,799              -              -
Loss for the period                 -         -               -            -        -             -       (184,403)      (184,403)
                           ----------   -------   -------------   ----------   ------   -----------   ------------    -----------
Balance, December 31,
   1996                       176,536        18               -            -        -         8,799       (331,595)      (322,778)
Issue of common stock
   for settlement
   of debt                  3,000,000       300               -            -        -       119,700              -        120,000
Loss for the period                 -         -               -            -        -             -       (191,118)      (191,118)
                           ----------   -------   -------------   ----------   ------   -----------   ------------    -----------
Balance, December 31,
   1997                     3,176,536       318               -            -        -       128,499       (522,713)      (393,896)
Issue of common stock
   for settlement
   of debt                  3,000,000       300               -            -        -       347,095              -        347,395
Issue of common stock
   for cash                 1,010,000       101               -            -        -       708,736              -        708,837
Loss for the period                 -         -               -            -        -             -     (1,077,958)    (1,077,958)
                           ----------   -------   -------------   ----------   ------   -----------   ------------    -----------
Balance, December 31,
    1998                    7,186,536       719               -            -        -     1,184,330     (1,600,671)      (415,622)
Issue of common stock
   for settlement
   of debt                    872,500        87               -            -        -       872,413             -         872,500
Common stock returned             (39)        -               -            -        -             -             -               -
Issue of common stock
   for service                 60,000         6               -            -        -        59,994             -          60,000
Issue of common
   stock for shares
   of Biotherapies, Inc.       60,000         6               -            -        -       239,994             -         240,000
Issue of preferred
   stock for cash                   -         -               -    2,000,000      200     5,210,976             -       5,211,176
Fair value of options
   issued to
   consultants                      -         -               -            -        -        81,252             -          81,252
Beneficial feature
   of preferred stock
   issued                           -         -               -            -        -       354,735             -         354,735
Deemed dividends
   on preferred stock               -         -               -            -        -       232,065       (232,065)
Loss for the period                 -         -               -            -        -             -     (1,737,210)    (1,737,210)
                           ----------   -------   -------------   ----------   ------   -----------   ------------    -----------

Balance, December 31,
   1999 (as restated
   in Note 3)                8,178,997      818               -    2,000,000      200     8,235,759     (3,569,946)     4,666,831
Issue of common stock
   for settlement
   of debt                     240,528       24               -            -        -       309,498              -        309,522
Exercise of share
   purchase warrants
   for cash                      9,000        1               -            -        -        62,999              -         63,000
Issue of common stock for
   cash (net of cash share
   issue costs of $214,139
   and non-cash of $26,500)    629,586       63               -            -        -     2,058,013              -      2,058,076
Issue of common stock
   for financing services
   provided                      2,000        -               -            -        -        26,500              -         26,500
Issue of common stock on
   acquisition of
   Biotherapies, Inc.        1,100,000      110               -            -        -     4,330,590              -      4,330,700
Stock options exercised
   for cash                     68,500        7               -            -        -       129,593              -        129,600
Issue of warrants to
   holders of
   promissory notes                  -        -               -            -        -       897,554              -        897,554
Issue of common stock
   on conversion of
   convertible
   preferred shares            758,464       76               -     (758,464)     (76)            -              -              -
Deemed dividends on
   preferred stock                   -        -               -            -        -       122,670       (122,670)             -
Fair value of options
   issued to employees
   and consultants                   -        -               -            -        -       686,448              -        686,448
Common shares subscribed,
   not issued                        -        -         150,001            -        -             -              -              -
Note receivable shares
   subscriptions                     -        -        (150,001)           -        -             -              -              -
Loss for the period                  -        -               -            -        -             -     (5,868,006)    (5,868,006)
                            ----------  -------   -------------   ----------   ------   -----------   ------------    -----------
Balance, December 31,
   2000                     10,987,075    1,099               -    1,241,536      124    16,859,624     (9,560,622)     7,300,225

                                                                      Continued

GENESIS BIOVENTURES, INC.(FORMERLY BIOLABS, INC.) - 10-QSB QUARTERLY REPORT, SEPTEMBER 30, 2001
-------------------------------------------------------------------------------

GENESIS BIOVENTURES, INC. (Formerly Biolabs, Inc.)
(a New York Corporation)
(a development stage company)

STATEMENT OF STOCKHOLDERS' EQUITY (Continued)
(Unaudited)
(Expressed in United States dollars)

SEPTEMBER 30, 2001  (Restated - Note 3)

                               Common stock                         Preferred shares
                           --------------------                   --------------------   Additional                     Total
                             Number                Common share      Number               paid-in     Accumulated    stockholders'
                            of shares    Amount   subscriptions    of shares   Amount     capital       deficit         equity
                           ----------   -------   -------------   ----------   ------   -----------   ------------   -------------
Balance forward:
  Balance, December 31,
   2000                    10,987,075     1,099               -    1,241,536      124    16,859,624     (9,560,622)     7,300,225
Issue of common stock
   for settlement of
   debt and accrued
   interest                 1,004,605       101               -            -        -     1,757,959              -      1,758,060
Issue of shares
   subscribed for cash         70,589         7               -            -        -       134,994              -        135,001
Issue of common stock
   for financing
   services provided           21,559         2               -            -        -        42,549              -         42,551
Issuance of common stock
   for cash (net of cash
   share issue costs of
   $86,515 (net and
   non-cash of $27,550        691,000        69               -            -        -       957,366              -        957,435
Issue of common stock on
   conversion of
   convertible preferred
   shares                   1,064,624       106               -   (1,064,624)    (106)            -              -              -
Issue of common stock
   on settlement of debt
   and accrued interest     2,000,000       200               -            -        -     2,499,800              -      2,500,000
Issue of common stock
   for goods and
   services provided           55,889         6               -            -        -       111,174              -        111,180
Stock options exercised       160,250        16               -            -        -       190,134              -        190,150
Note receivable for
   exercise price of
   options (Note 9(b))              -         -               -            -        -      (147,150)             -       (147,150)
Compensation expense                -         -               -            -        -       151,163              -        151,163
Shares issued to
   Biotherapies, Inc.
   (Note 5)                   600,000        60               -            -        -     1,679,940              -      1,680,000
Fair value of options
   issued to consultants
   and major shareholders
   for consulting and
   general financing
   services                         -         -               -            -        -     1,357,913              -     1,357,913
Net loss for the period             -         -               -            -        -             -     (8,320,340)    (8,220,340)
                           ----------   -------   -------------   ----------   ------   -----------   ------------    -----------
Balance, September 30,
   2001                    16,655,591   $ 1,666               -      176,912   $   18   $25,595,466   $(17,880,962)   $ 7,716,188
                           ----------   -------   -------------   ----------   ------   -----------   ------------    -----------
                           ----------   -------   -------------   ----------   ------   -----------   ------------    -----------

The accompanying notes are an integral part of these financial statements

GENESIS BIOVENTURES, INC.(FORMERLY BIOLABS, INC.) - 10-QSB QUARTERLY REPORT, SEPTEMBER 30, 2001
-------------------------------------------------------------------------------

GENESIS BIOVENTURES, INC. (Formerly Biolabs, Inc.)
(a New York Corporation)
(a development stage company)

STATEMENT OF CASH FLOWS
(Unaudited)
(Expressed in United States dollars)

                                                                                                            Period from
                                                                                                           September 19,
                                                                               Nine months ended               1994
                                                                       ---------------------------------   (inception) to
                                                                       September 30,     September 30,     September 30,
                                                                           2001              2000              2001
                                                                       -------------   -----------------   --------------
                                                                                       (Restated-Note 3)
Cash flows from operating activities:
   Net loss for the period                                             $  (8,320,340)  $      (3,173,973)  $ (17,526,227)
   Adjustment to reconcile net loss to cash
   used in operating activities:
     Depreciation and amortization                                            15,669               4,596          37,097
     Amortization of deferred finance fees                                   556,049                   -         664,382
     Equity in loss of Prion Developmental
       Laboratories, Inc.                                                    842,061             274,600       1,555,770
     Equity in loss of Biotherapies, Inc.                                  1,175,444             662,029       2,429,059
     Equity in loss of Biomedical Diagnostics, LLC                         1,379,161             482,862       2,608,827
     Stock compensation                                                      838,116             489,957       1,605,816
     Common stock issued for goods and services                            2,048,239                   -       2,108,239
     Deemed discount amortization on promissory notes                      1,241,519             199,813       1,647,555
       Changes in operating assets and liabilities:
       Other receivable                                                       10,725                (103)         (8,652)
       Prepaid expenses                                                       10,250              12,384         (40,250)
       Accounts payable and accrued liabilities                              605,059            (344,254)      2,720,507
                                                                       -------------   -----------------   -------------
                                                                            (107,652)         (1,392,089)     (2,197,877)
                                                                       -------------   -----------------   -------------

Cash flows from investing activities:
   Capital expenditures on property and equipment                            (73,715)             (1,289)       (118,815)
   Purchase of shares of Biotherapies, Inc.                                        -          (1,500,000)     (2,643,976)
   Investment in Biomedical Diagnostics, LLC                              (1,680,000)                  -      (4,680,000)
   Investment in I.D. Certify, Inc.                                                -                   -        (800,160)
   Investment in Prion Developmental Laboratories, Inc.                     (400,000)         (1,000,010)     (2,436,553)
   Deposit on future acquisition                                            (726,600)                  -        (726,600)
   Purchase of short-term investments                                              -                   -        (367,000)
   Redemption of short-term investments                                      367,000                   -         367,000
                                                                       -------------   -----------------   -------------
                                                                          (2,513,315)         (2,501,299)    (11,406,104)
                                                                       -------------   -----------------   -------------

Cash flows from financing activities:
   Increase in bank indebtedness                                              24,424                   -          24,424
   Exercise of share purchase warrants                                             -                   -          63,000
   Common stock issued for cash                                            1,136,002           2,190,689       3,929,415
   Exercise of stock options                                                  42,984                   -         172,584
   Preferred stock issued for cash                                                 -                   -       5,565,911
   Issuance of promissory notes                                              623,647           3,500,000       3,848,647
                                                                       -------------   -----------------   -------------
                                                                           1,827,057           5,690,689      13,603,981
                                                                       -------------   -----------------   -------------

Increase (decrease) in cash and cash equivalents                            (284,306)          1,797,301               -

Cash and cash equivalents, beginning of period                               284,306             411,272               -
                                                                       -------------   -----------------   -------------
Cash and cash equivalents, end of period                               $           -   $       2,208,573   $           -
                                                                       -------------   -----------------   -------------
                                                                       -------------   -----------------   -------------

                                                                      Continued

GENESIS BIOVENTURES, INC.(FORMERLY BIOLABS, INC.) - 10-QSB QUARTERLY REPORT, SEPTEMBER 30, 2001
-------------------------------------------------------------------------------

GENESIS BIOVENTURES, INC. (Formerly Biolabs, Inc.)
(a New York Corporation)
(a development stage company)

STATEMENT OF CASH FLOWS (Continued)
(Unaudited)
(Expressed in United States dollars)

                                                                                                            Period from
                                                                                                           September 19,
                                                                               Nine months ended               1994
                                                                       ---------------------------------   (inception) to
                                                                       September 30,     September 30,     September 30,
                                                                           2001              2000              2001
                                                                       -------------   -----------------   --------------
                                                                                       (Restated-Note 3)
SUPPLEMENTAL DISCLOSURE:

Cash paid for:

   Income taxes                                                        $           -   $               -   $           -

   Interest                                                            $      74,829   $               -   $     259,494
                                                                       -------------   -----------------   -------------
                                                                       -------------   -----------------   -------------

NON-CASH FINANCING AND INVESTING ACTIVITIES:

   Issuance of common stock for financing services                            42,552              11,500          69,051
   Common stock issued to settle promissory notes payable and
     accounts payable and accrued liabilities                          $   4,258,060   $         321,006   $   5,907,477
   Common stock issued for shares of Biotherapies, Inc. and
     patents                                                           $           -   $               -   $   4,570,700
   Discount on promissory notes                                        $     420,692   $               -   $   1,318,516
   Deemed dividends on preferred shares                                $           -   $         122,670   $     354,735
   Common stock issued on conversion of preferred shares               $         106   $               -   $         182
   Contribution to Biomedical Diagnostics, LLC of rights
     acquired                                                          $           -   $               -   $   2,680,860
   Issue of common stock for Milestone (Note 5)                        $   1,680,000   $               -   $   1,680,000
   Exercise of common share options in exchange for
     note receivable                                                   $     147,150   $               -   $     147,150

The accompanying notes are an integral part of these financial statements.

GENESIS BIOVENTURES, INC.(FORMERLY BIOLABS, INC.) - 10-QSB QUARTERLY REPORT, SEPTEMBER 30, 2001
-------------------------------------------------------------------------------

GENESIS BIOVENTURES, INC. (Formerly Biolabs, Inc.)
(a New York Corporation)
(a development stage company)

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
(Expressed in U.S. dollars)

SEPTEMBER 30, 2001

1.   NATURE OF DEVELOPMENT STAGE ACTIVITIES AND CONTINUING OPERATIONS

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

The Company's future operations are dependent upon the Company's ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from its investments. Furthermore, the Company's equity investments may require additional funding from the Company to continue research and development and other operating activities. As of September 30, 2001, the Company is considered to be in the development stage as the Company has not generated revenues, and has experienced negative cash flow from operations. The Company had a working capital deficiency of $1,720,259 as at September 30, 2001. The Company does not have sufficient working capital to sustain operations until the end of the year ended December 31, 2001. The Company is currently looking to secure additional funds through future debt or equity financings. Such financings may be not available or may not be available on reasonable terms. If the Company is unable to obtain required financing, it may have to reduce or curtail operations or liquidate certain of its investments.

2.   BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for a complete set of annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of results of the financial position and the operations have been included in the financial statements. Results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2001.

The balance sheet at December 31, 2000 has been derived from audited financial statements at that date. A summary of the Company's significant accounting policies and other information necessary to understand the consolidated financial statements is included in the Company's audited financial statements for the year ended December 31, 2000 and 1999 as contained in the Company's Form 10-KSB for its year ended December 31, 2000. Such financial statements should be read in connection with these financial statements.

GENESIS BIOVENTURES, INC.(FORMERLY BIOLABS, INC.) - 10-QSB QUARTERLY REPORT, SEPTEMBER 30, 2001
-------------------------------------------------------------------------------

GENESIS BIOVENTURES, INC. (Formerly Biolabs, Inc.)
(a New York Corporation)
(a development stage company)

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
(Expressed in U.S. dollars)

SEPTEMBER 30, 2001

3.   RESTATEMENT OF PRIOR YEAR

The Company has restated its interim financial statements for the nine months ended September 30, 2000 to reflect the following adjustments booked in its December 31, 2000 financial statements:

                                                               As previously
                                                                  reported       Adjustments       Restated
                                                               -------------   --------------    -----------
     At September 30, 2000:
        Long-term equity and cost investments                  $  6,454,791    $ (839,886)(a)    $ 4,729,237
                                                                                 (885,668)(b)
        Additional paid-in capital                               11,018,542       354,735 (c)     12,685,286
                                                                                  339,455 (d)
                                                                                  972,554 (e)
        Promissory note payable, shareholder                      3,033,791      (940,152)(e)      2,093,639
        Deficit accumulated during the development stage         (4,514,443)     (839,886)(a)     (6,966,589)
                                                                                 (885,668)(b)
                                                                                 (354,735)(c)
                                                                                 (339,455)(d)
                                                                                  (32,402)(e)
     For the nine months ended September 30, 2000:
        Equity loss of investments:
           Prion Developmental Laboratories, Inc.                         -       274,600 (b)        274,600
           Biotherapies, Inc.                                             -       662,029 (a)        662,029
           Biomedical Diagnostics, LLC                              190,033       392,829 (b)        482,862
        Interest and bank charges                                   185,334       232,402 (e)        417,736
        Finders fee                                                 200,000      (200,000)(e)              -
        Management and consulting fees                              331,195       258,203 (d)        589,398

(a) The Company has restated its 2000 interim financial statements to reflect a change in the method of accounting for its investment in Biotherapies, Inc. from the cost method to the equity method. This retroactive change was required upon obtaining significant influence over the investment upon acquisition of a further 100,000 common shares of Biotherapies, Inc. pursuant to a December 5, 2000 acquisition transaction.

(b) The Company has increased the equity in loss of its investment in Biomedical Diagnostics, LLC and Prion Developmental Laboratories, Inc. as a result of an adjustment for the amortization of excess cost of the Company's investment over its interest in the fair value of the net assets of Biomedical Diagnostics, LLC at the acquisition date and an adjustment to recognize the Company's equity loss in Prion Developmental Laboratories, Inc. for the period ended September 30, 2000.

(c) The Company has recognized a beneficial conversion feature on convertible preferred shares issued in fiscal year 1999 in additional paid-in capital. The amortization of the beneficial conversion feature is recognized as a dividend from the date of issuance to the earliest conversion date using the effective interest method.

(d) The Company has recognized additional management and consulting expenses of $81,252 for stock options granted to non-employees in the year ended December 31, 1999 and $258,203 during the nine month period ended September 30, 2000.

(e) The Company recognized discounts on promissory notes issued with warrants attached. The discounts are amortized to interest expense over the term of the debt using the effective yield method.

4.       RECLASSIFICATION

Certain reclassifications of prior year balances have been made to conform to current period classifications.

GENESIS BIOVENTURES, INC.(FORMERLY BIOLABS, INC.) - 10-QSB QUARTERLY REPORT, SEPTEMBER 30, 2001
-------------------------------------------------------------------------------

GENESIS BIOVENTURES, INC. (Formerly Biolabs, Inc.)
(a New York Corporation)
(a development stage company)

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
(Expressed in U.S. dollars)

SEPTEMBER 30, 2001

5.   COMMITMENTS AND CONTINGENCIES

(a)  Agreements

The Company has entered into an amended operating agreement dated November 8, 1998 with Biotherapies, Inc. for development of a mammastatin diagnostic assay through the creation of a company named Biomedical Diagnostics, LLC. Under the terms of the Joint Venture Operating Agreement, as amended, the Company agreed to make $3,500,000 (U.S.) of contributions to Biotherapies, Inc. and Biomedical Diagnostics. To date, $1,500,000 has been paid. Under the terms of the Joint Venture Operating Agreement, as amended, the balance of $2,000,000 is to be paid as follows:

/ / $1,000,000 within 60 days of completion of certain diagnostic clinical trials

/ / $1,000,000 within 30 days of the joint venture achieving $100,000 in gross revenue

Pursuant to a Letter of Intent dated August 20, 2001 between the Company and Biotherapies, Inc., the Company issued 600,000 common shares with a fair value of $1,680,000 to Biotherapies, Inc. which was deemed to be full payment of amounts owing under the Amended and Restated Operating Agreement. The Company accounted for this transaction as an additional investment in Biomedical Diagnostics, LLC.

Under the terms of the Letter of Intent, the Company will acquire the remaining 50% of the joint venture currently owned by Biotherapies, Inc. As consideration, the Company paid $500,000 on signing the Letter of Intent and agreed to pay a further $1,600,000 on the signing of a definitive Purchase Agreement and $1,500,000 on the six month anniversary of the date of the signing of the Purchase Agreement. The Company will also issue to Biotherapies, Inc. 2,250,000 common shares. A definitive Purchase Agreement has not been signed as at November 8, 2001.

The Letter of Intent also calls for royalty payments based on revenues and a commitment to fund $1,000,000 to the joint venture within 1 year. The Company at September 30, 2001 had made royalty payments and advances to the joint venture totalling $200,000. The cash payments made by the Company totalled $606,600, including legal fees of $26,600, has been recorded as a deposit on future acquisition on the balance sheet at September 30, 2001. If the Letter of Intent is terminated and the purchase agreement not completed, the Company will be refunded the value of consideration paid in common shares of Biotherapies, Inc.

(b)  Legal Proceedings

On November 1, 2001, a Statement of Claim was file in the Supreme Court of British Columbia against the Company and a director of the Company seeking payment of 500,000 common shares of the Company for consulting services performed by an outside consultant. The plaintiff is seeking specific performance of the agreement or damages in lieu of specific performance.

The Company's position is that a letter of agreement dated April 24, 2001, in which the plaintiff agreed to accept 250,000 options at $1.50 per share represents compensation for the consulting services and no additional shares are required to be issued.

6.   ACQUISITION OF INCREASED INTEREST IN PRION DEVELOPMENTAL LABORATORIES, INC.

During the quarter ended September 30, 2001, the Company increased its investment in Prion Developmental Laboratories, Inc. from 25% to 33% by exercising their warrant to purchase 1,000,000 shares of common stock for $400,000 cash. The excess of the Company's investment over the Company's interest in the net assets of Prion Developmental Laboratories, Inc. of approximately $400,000 is attributable to research contracts and is amortized over three years, the estimated life of the research contracts.

7.   PROMISSORY NOTES PAYABLE

On July 3, 2001, the Company borrowed $500,000 from a major shareholder. Interest accrues on the loan at a rate of 10% per annum, compounded semi-annually and is secured by a promissory note. The note is due and payable on the earlier of 3 months from the date of issue or 10 days after the completion of a financing of not less than $5,000,000. As consideration for the loan, the shareholder received prior to June 30, 2001, a warrant to acquire up to 250,000 common shares of the Company at $3.00 per share expiring May 30, 2003. The exercise price is in excess of the market price of the Company's shares at the date of issuance. The fair value of the warrant of $389,382 is amortized over the estimated time to maturity of October 3, 2001. The loan effectively matured subsequent to September 30, 2001 but has not been repaid. The Company's intent is to repay the loan when additional financing is secured. The lender has not demanded repayment.

During August and September 2001, the Company raised a further $123,647 through the issuance of promissory notes to third parties. The notes bear interest from 10% per annum to 5% per month, are unsecured and mature 3 to 6 months after issuance. Warrants to acquire 30,000 common shares were issued as consideration for the loans with a fair value of $31,580 and amortized over the term of the loans to interest expense.

GENESIS BIOVENTURES, INC.(FORMERLY BIOLABS, INC.) - 10-QSB QUARTERLY REPORT, SEPTEMBER 30, 2001
-------------------------------------------------------------------------------

GENESIS BIOVENTURES, INC. (Formerly Biolabs, Inc.)
(a New York Corporation)
(a development stage company)

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
(Expressed in U.S. dollars)

SEPTEMBER 30, 2001

8.   STOCK TRANSACTIONS

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

During the quarter ended March 31, 2001, the Company issued 1,004,605 common shares to settle outstanding promissory notes with a carrying value of $1,387,805 and a related interest payable balance, resulting in a loss on settlement of $370,254 based on the market value of the shares issued at the date of agreement to settle. [1,026,104 preferred shares were converted into 1,026,104 common shares during the quarter ended March 31, 2001.]

During the quarter ended June 30, 2001, the Company granted stock options to two Directors and an Officer to purchase 140,000 common shares at $1.25 per share. These options expire April 2004.

In May 2001, the Company committed to issue 2,000,000 common shares of the Company in settlement of an outstanding $2,000,000 promissory note resulting in a loss on settlement of $500,000 based on the market value of the shares issued at the date of agreement to settle. In addition, 800,000 warrants previously provided to this lender as part of the original promissory note financing and 181,818 warrants previously provided to this lender as part of a private placement, were repriced to reduce the exercise price to $2.00 per common share and the term to expiry of the options was extended to 24 months after the modification date. The incremental value of the repriced 800,000 warrants in excess of the original amount of $388,787 has been recorded as an additional discount on the promissory note financed and has been recorded in interest expense in the Statement of Operations.

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

The Company also issued 55,889 common shares during the quarter ended June 30, 2001, for goods and services totalling $111,180.

10,520 preferred shares were converted into 10,520 common shares during the quarter ended June 30, 2001.

During the quarter ended September 30, 2001, the Company completed private placements for 251,000 common shares at $2.00 per share to six purchasers. Gross cash proceeds from these placements totalled $502,000. The Company incurred $36,640 in commissions related to these private placements.

160,250 options for common shares were exercised for gross proceeds of $190,150 in the quarter ended September 30, 2001. (Note 9(b))

The Company also issued 600,000 common shares at a market price of $2.80 per share to Biotherapies, Inc. to settle certain future Milestone payment obligations (Note 5).

28,000 preferred shares were converted into 28,000 common shares during the quarter ended September 30, 2001.

GENESIS BIOVENTURES, INC.(FORMERLY BIOLABS, INC.) - 10-QSB QUARTERLY REPORT, SEPTEMBER 30, 2001
-------------------------------------------------------------------------------

GENESIS BIOVENTURES, INC. (Formerly Biolabs, Inc.)
(a New York Corporation)
(a development stage company)

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
(Expressed in U.S. dollars)

SEPTEMBER 30, 2001

9.   RELATED PARTY TRANSACTION

(a) During the quarter ended September 30, 2001, payments of $100,000 were made to the president of Biotherapies, Inc. to extend the Letter of Intent for acquisition of Biomedical Diagnostics, LLC.

(b) During the quarter ended September 30, 2001, certain directors, officers and employees of the Company exercised options to acquire 138,750 common shares for $147,150. A note receivable was issued to the Company in exchange for the exercise price of the shares, which has been recorded in additional paid-in capital. The note receivable is non-interest bearing, unsecured and repayable on demand. The Company accounts for the issuance of the note, in substance, as a new option requiring variable accounting. Additional compensation, applying variable accounting, recorded during the quarter ended September 30, 2001 totalled approximately $151,000.

10.  SUBSEQUENT EVENTS

(a) Subsequent to September 30, 2001, the Company has raised gross cash proceeds totalling $67,500 from proceeds received on the exercise of stock options.

(b) Effective October 29, 2001, the Company changed its name to Genesis Bioventures, Inc.

(c) The Company received a $100,000 loan from a major shareholder and director. The loan bears interest at 12% per annum and is due and payable the later of 90 days from receiving the loan proceeds or 10 days after the Company completes a financing of not less than $5,000,000. As consideration for the loan, the shareholder receives a warrant to acquire up to 33,776 common shares of the Company at $3.00 per share expiring October 1, 2003.

(d) The Company granted $1,175,000 options to acquire common shares to employees and directors subsequent to September 30, 2001.

GENESIS BIOVENTURES, INC.(FORMERLY BIOLABS, INC.) - 10-QSB QUARTERLY REPORT, SEPTEMBER 30, 2001
-------------------------------------------------------------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

GENERAL

Genesis Bioventures, Inc. (formerly BioLabs, Inc.) is a New York corporation, having its principal place of business in Surrey, British Columbia, Canada.

The Company utilizes the scientific and business management expertise of its management team to evaluate and select promising early-stage biotechnology companies for investment. As a strategic investor in the biotech sector, the Company is actively involved with its portfolio companies and serves as a strategic advisor in key aspects of science, product commercialization, business issues and financial development by providing management expertise aimed at transforming promising medical technology into successful commercial products. Genesis, Inc. has selected the areas of oncology, neurology and infectious diseases as its primary sectors of interest, based on the substantial market potentials for new treatments and diagnostics. These portfolio companies typically would have products in the earlier stages of development prior to initiation of clinical trials, but based on innovative technologies with strong underlying intellectual property and short product development timelines.

The Company's shareholders would participate in increased valuation of the Company's shares as the portfolio companies increase their value. Potential future public offerings or acquisitions of the portfolio companies would provide future financial returns to Genesis Bioventures, Inc and its shareholders.

BIOLABS' CORPORATE OBJECTIVE

The principal mission of Genesis Bioventures, Inc is to achieve significant capital appreciation through selected investments in promising biotechnology companies with leading-edge product development programs, strong intellectual property and scientific excellence. Genesis Bioventures, Inc will provide the capital and the strategic guidance needed to rapidly move the product through its development.

BIOLABS' INVESTMENT STRATEGY

In order to maximize the return on investments in its portfolio companies, Genesis Bioventures, Inc has developed an investment strategy that utilizes the in-depth experience of its management team to mitigate the risk associated with the biotechnology industry. Genesis Bioventures, Inc has assembled an experienced management team and scientific advisors with the demonstrated ability to identify biotechnology ventures with substantial commercial potential and to assist these companies in increasing their valuation by advancing their products towards the market. Our primary strategy is to select biotech companies developing innovative therapeutic or diagnostic products with relatively short product development timelines in the three identified areas of oncology, neurology and infectious diseases. Genesis Bioventures, Inc assists in the corporate development of its portfolio companies by providing management expertise and commercialization strategies aimed at transforming promising medical technologies into successful commercial products.

In order to maximize the return on its investments, Genesis Bioventures, Inc selects portfolio companies that have products that appear likely to reach market in three to five years, or are good candidates to conduct an initial public offering or be acquired by a major biotech or pharmaceutical company in this same timeframe. By investing in younger private biotech companies, Genesis Bioventures, Inc hopes to secure a substantial equity position in companies that would provide a significant valuation increase in subsequent years.

GENESIS BIOVENTURES, INC.(FORMERLY BIOLABS, INC.) - 10-QSB QUARTERLY REPORT, SEPTEMBER 30, 2001
-------------------------------------------------------------------------------

Genesis Bioventures, Inc believes that many biotechnology companies, even those with all the required components for success, lack sufficient resources and management expertise to capitalize on their potential opportunity to develop innovative medical products. To date, venture capital firms have been the traditional sources of capital for emerging biotech companies. These investment groups have primarily focused on providing capital and have not generally offered significant operational resources to support the biotech entrepreneurs. In addition, often these groups have a short-term investment strategy that requires them to capitalize on their investments more rapidly than can be generally expected in the biotech sector.

Genesis Bioventures, Inc.'s objective is to provide both financing and experience in the commercial development of biotechnology companies through the resources of our management and advisory team, and support the portfolio companies through to the stage of maximum valuation for their product development programs. This may include providing our portfolio companies assistance in identifying, evaluating, structuring and negotiating joint ventures, strategic alliances, marketing agreements, acquisitions and other corporate transactions.

SELECTION OF PORTFOLIO COMPANIES AND INVESTMENT PROCESS

Genesis Bioventures, Inc has developed a process for evaluating biotechnology companies that permits it to assess the relative merits of potential investments and select those companies which it believes are the most likely to increase substantially in valuation. Among the various factors that Genesis Bioventures, Inc requires from its portfolio companies are the following:

/ / Companies with leading-edge biotechnology that addresses major medical needs, with an emphasis on innovative therapeutics or diagnostics in the areas of oncology, neurology and infectious diseases.

/ /  Strong intellectual property rights to the underlying technology.

/ / Product development that has reached the stage of "proof-of-concept", with demonstrated research stage and pre-clinical data.

/ / Near-term market focus, with a technology base that can generate a pipeline of future products.

/ / Core management team with strong scientific and product development experience.

/ / Strong competitive position in the market, with specific emphasis on novel and innovative approaches to medical problems.

Genesis Bioventures, Inc believes that each of these factors is an important component in the future success of a biotech company and our investment process assesses each of these critical elements during our investment analysis process.

The selection and investment decision for a new portfolio company is based on the diligent selection of promising companies and then a rigorous evaluation process. Genesis Bioventures, Inc employs a multiple-stage assessment of potential investments that includes:

/ / An initial evaluation by Genesis Bioventures, Inc management of the strength and validity of the company's technology, the intellectual property, the probable commercialization timeline, the quality of scientific management, the market potential of the products and the projected financial requirements.

/ / If the target company passes the internal evaluation, then Genesis Bioventures, Inc retains qualified independent health care specialists with experience in the specific technology and product area to conduct an in-depth assessment of the company.

/ / If the external evaluation is positive, then members of the Genesis Bioventures, Inc business advisory board evaluate the technology and business merits of the potential investment, including an assessment of the ability of the portfolio company to manage the product development process, the potential financial returns from the investment and the willingness of the target company to work closely with our advisory group.

GENESIS BIOVENTURES, INC.(FORMERLY BIOLABS, INC.) - 10-QSB QUARTERLY REPORT, SEPTEMBER 30, 2001
-------------------------------------------------------------------------------

MECHANISMS TO REALIZE SHAREHOLDER VALUE

Genesis Bioventures, Inc generally positions itself as the first outside investor in its portfolio companies following the seed or early-stage venture capital financing. Genesis Bioventures, Inc may invest in future financing rounds to increase its equity position or introduce other biotech investment groups. The investment objective is for Genesis Bioventures, Inc to support its portfolio companies through both direct investments and introductions to other biotech funding groups until the company has reached late-stage product development and has successful clinical trial data. At that stage, the Company's exit options include a public offering or acquisition of the portfolio company at a multiple of its original valuation.

Genesis Bioventures, Inc encourages its portfolio companies to go public or be acquired by major pharmaceutical or biotechnology companies at the appropriate stage in their corporate development. Through either of these transactions, the portfolio company realizes the value that their management has created in that company, as well as obtains an independent source of financing for future growth. For Genesis Bioventures, Inc, our equity interest in that portfolio company would then have an independent market valuation. The Company then has the option of selling a portion of its equity position, while retaining the remainder for future market appreciation. In certain situations, the Company may retain its investment position until the portfolio company has attained revenues from product sales, particularly if the market potential for those products is significant and the company would have a substantially increased valuation at that stage.

BIOLABS' BIOTECHNOLOGY PORTFOLIO

As at September 30, 2001 Genesis Bioventures, Inc has investments in three portfolio companies: two in the field of oncology and one in neurology. The following is a summary description of each company, including the current status of its product development program, the market potential for its products and the investment position of Genesis Bioventures, Inc

BIOTHERAPIES, INC.

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

GENESIS BIOVENTURES, INC.(FORMERLY BIOLABS, INC.) - 10-QSB QUARTERLY REPORT, SEPTEMBER 30, 2001
-------------------------------------------------------------------------------

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

CURRENT INVESTMENT - Since 1998, Genesis Bioventures, Inc has invested approximately $5.4 million in Biotherapies, which includes $2.4 million in cash and $.2 million in Genesis Bioventures, Inc shares contributed under an investment agreement and through direct share purchases, an additional $2.5 million based on a share transfer arrangement with a prior investor in Biotherapies, and $.4 million in bonds converted to shares. Genesis Bioventures, Inc currently has approximately a 26.6% equity ownership in this company.

CORPORATE STRUCTURE - Founded in 1995, Biotherapies is a privately held company based in Ann Arbor, Michigan. Biotherapies retains the rights to develop Mammastatin and related protein families as cancer therapeutics, while licensing the rights to develop selected diagnostic tests to the Biomedical Diagnostics joint venture, which is described below.

BIOMEDICAL DIAGNOSTICS, LLC

Biomedical Diagnostics, LLC ("Biomedical Diagnostics") is a joint venture between Biotherapies and Genesis Bioventures, Inc that is developing proprietary cancer screening products. Its initial product development effort is commercializing the Mammastatin Serum Assay (MSA) as a risk screening diagnostic for breast cancer. Biomedical Diagnostics also has the rights to develop, market and distribute diagnostic screening assays based on other proteins discovered by Biotherapies that could be used to assess a person's risk for prostate and ovarian cancer.

PRODUCT DEVELOPMENT PROGRAM - Mammastatin is a protein that has been found to be present in the breast tissue of healthy women. Research conducted at Biotherapies has shown that Mammastatin can be detected in the blood of over 85% of healthy women and is absent in the blood of over 90% of breast cancer patients. That research also showed that the concentration of Mammastatin drops significantly both in women with breast cancer and in women at risk for breast cancer. Biomedical Diagnostics is developing

GENESIS BIOVENTURES, INC.(FORMERLY BIOLABS, INC.) - 10-QSB QUARTERLY REPORT, SEPTEMBER 30, 2001
-------------------------------------------------------------------------------

the MSA test as a simple blood serum diagnostic that would measure the quantity of Mammastatin in blood serum. The results from this test could be used to assess women's risk of developing breast cancer.

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

CURRENT INVESTMENT - Since 1999, Genesis Bioventures, Inc has invested a total of $7.4 million in Biomedical Diagnostics through $3.0 million in contributions and in December 31, 2000, the Company contributed its 50% interest and technology rights acquired in the period with a value of $2,680,860 under an investment agreement, which provides Genesis Bioventures, Inc with a 50% ownership in this company. During the current quarter ended September 30, 2001, the Company issued 600,000 common shares with

GENESIS BIOVENTURES, INC.(FORMERLY BIOLABS, INC.) - 10-QSB QUARTERLY REPORT, SEPTEMBER 30, 2001
-------------------------------------------------------------------------------

a value of $1,680,000 in full settlement of amounts owing under the Amended and Restated Operating Agreement.

CORPORATE STRUCTURE - Biomedical Diagnostics was founded in November 1998, as a joint venture between Biotherapies of Ann Arbor, Michigan and Genesis Bioventures, Inc

CURRENT DEVELOPMENTS - During the period ended June 30, 2001, Biomedical Diagnostics signed an agreement with the University of Texas M.D. Anderson Cancer Center to commence a clinical trial utilizing the Mammastatin Serum Assay technology.

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

Under the terms of the Joint Venture Operating Agreement, as amended, the Company agreed to make $3,500,000 (U.S.) of contributions to Biotherapies and Biomedical Diagnostics. To date, $1,500,000 has been paid. Under the terms of the Joint Venture Operating Agreement, as amended, the balance of $2,000,000 is to be paid as follows:

/ / $1,000,000 within 60 days of completion of certain diagnostic clinical trials ("The Milestone")

/ / $1,000,000 within 30 days of the joint venture achieving $100,000 in gross revenue

Pursuant to a Letter of Intent dated August 20, 2001 between the Company and Biotherapies, the Company issued 600,000 common shares to Biotherapies which was deemed to be full payment of amounts owing under the Amended and Restated Operating Agreement.

Under the terms of the Letter of Intent, the Company will acquire the remaining 50% of the joint venture currently owned by Biotherapies. As consideration, the Company paid $500,000 on signing the Letter of Intent and agreed to pay a further $1,600,000 on the signing of a definitive Purchase Agreement and $1,500,000 on the six month anniversary of the date of the signing of the Purchase Agreement. The Company will also issue to Biotherapies 2,250,000 common shares of the Company.

The Letter of Intent also calls for royalty payments based on revenues.

In September 2001, Biomedical Diagnostics was granted a Certificate of Compliance under the Clinical Laboratory Improvement Amendments (CLIA) Act, as administered by the U.S. Health Care Financing Administration. Biomedical Diagnostics' Laboratory Services is now providing sample testing and analysis services under CLIA guidelines to physicians and reference laboratories in support of the Mammastatin Serum Assay technology. CLIA compliance ensures laboratories are providing testing services that follow standard industry quality guidelines.

GENESIS BIOVENTURES, INC.(FORMERLY BIOLABS, INC.) - 10-QSB QUARTERLY REPORT, SEPTEMBER 30, 2001
-------------------------------------------------------------------------------

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

As a key component in its product development strategy, PDL has established collaborations with three major research institutions in the United States that are considered leading centers in both prion diseases and diagnostic test development. The members of this product development team are:

/ / Case Western Reserve University (CWRU) in Cleveland, Ohio: A leading center for neurological research in human prion diseases;

/ / The Institute for Basic Research and Developmental Disabilities (IBR) in Staten Island, New York: A major research center for animal prion diseases, and

/ /  The University of Maryland Biotechnology Institute (UMBI) in Baltimore,
     Maryland: An internationally recognized institute known for its work in the development of novel and highly sensitive diagnostic platforms.

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

GENESIS BIOVENTURES, INC.(FORMERLY BIOLABS, INC.) - 10-QSB QUARTERLY REPORT, SEPTEMBER 30, 2001
-------------------------------------------------------------------------------

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

CURRENT INVESTMENT - In 2000, Genesis Bioventures, Inc invested a total of $2.0 million in PDL under an investment agreement, which provides Genesis Bioventures, Inc with a 25% ownership in this company. In August 2001, the Company invested an additional $400,000 to increase its ownership interest to 33%.

CORPORATE STRUCTURE - Founded in 1999, PDL is a privately held company incorporated in Maryland, with head offices and a manufacturing facility located in Buffalo Group, Illinois. The parent company of PDL is Efoora, Inc., a private company developing novel diagnostic tests and offering contract manufacturing services for medical devices.

CURRENT DEVELOPMENTS - PDL continues to work on the development of its test for the rapid detection of infectious prions and has also begun the initial patent protection process for its tests. PDL has also broadened its mission to include other neurodegenerative diseases.

COMPETITION

Competition for acquiring equity interests in early-stage biotechnology companies is relatively intense, with a number of venture capital firms, biotech funds, institutional corporate finance and other sources of capital also seeking to acquire interests in these businesses. Traditionally, venture capital and private equity funds have dominated investment in emerging biotechnology companies, and many of these firms may have greater experience and financial resources than Genesis Bioventures, Inc. In addition to competition from these firms, several public companies devote significant resources to providing capital to early-stage biotech ventures. Additionally, some major pharmaceutical and biotechnology companies are also investing in early-stage companies.

Genesis Bioventures, Inc anticipates that competition from both private and public companies with business models similar to ours will increase. Any of these competitors could limit our opportunities to acquire interests in new portfolio companies. In addition, the competition within the biotechnology sector itself is increasing, so our portfolio companies will encounter competition from existing biotech firms that offer competitive solutions in the same disease area. These competitive biotech companies could develop products that are superior to, or have greater market acceptance, than the products being developed by our portfolio companies. Many of our portfolio companies will have to compete against other biotech companies with greater market recognition and greater financial, marketing and other resources.

PROPOSED TRANSACTIONS

There are no proposed transactions as at September 30, 2001.

GENESIS BIOVENTURES, INC.(FORMERLY BIOLABS, INC.) - 10-QSB QUARTERLY REPORT, SEPTEMBER 30, 2001
-------------------------------------------------------------------------------

INTELLECTUAL PROPERTY

The Company has filed US and Canadian trademark applications for the use of the name Genesis Bioventures.

On November 3, 2000, the Company filed a trademark application for "GENESIS BIOVENTURES" with the U.S. Patent and Trademark Office. On December 21, 2000, the Company filed a trademark application for "Genesis Bioventures LOGO" with the U.S. Patent and Trademark Office. Processing of the trademark application by the Trademark Office has not yet been completed. The Company expects to file additional trademark applications from time-to-time in the future as necessary.

GOVERNMENT REGULATION - BIOTECHNOLOGY PRODUCT DEVELOPMENT

Genesis Bioventures, Inc.'s portfolio companies are developing biotechnology products for use in diagnosing or treating human or animals diseases. As the investments to date are in biotech companies in the United States, these companies are affected by governmental regulations from the United States Food and Drug Administration (FDA) for products intended to be used for humans and from the United States Department of Agriculture (USDA) for plant and animal products. These regulations affect the cost and time to develop biotechnology products.

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

GOVERNMENT REGULATION - INVESTMENT COMPANIES

As an operating company, Genesis Bioventures, Inc believes that it is not an investment company as that term is defined under the Investment Company Act. Generally, a company must register under the Investment Company Act of 1940 and comply with significant restrictions on operations and transactions with affiliates if its investment securities exceed 40% of the company's total assets, or if it holds itself out as being primarily engaged in the business of investing, owning or holding securities. Under an alternative test, a company is not required to register under the Investment Company Act if not more than 45% of its total assets consist of, and not more than 45% of its net income is derived from, securities other than government securities and securities of majority-owned subsidiaries and companies primarily controlled by it. If Genesis Bioventures, Inc is unable to rely on these alternative tests, we could ask for exemptive relief from the Securities and Exchange Commission. Genesis Bioventures, Inc is also able to rely once every three years on a one-year temporary exemption from the registration requirements of the Investment Company Act.

EMPLOYEES

Currently, the Company has two full time employees, in office management and administration. The Company also has two executive officers employed through a consulting agreement with Tynehead Capital. The Company also employs two part-time officers and four advisors through consulting agreements.

GENESIS BIOVENTURES, INC.(FORMERLY BIOLABS, INC.) - 10-QSB QUARTERLY REPORT, SEPTEMBER 30, 2001
-------------------------------------------------------------------------------

In March 2001, the President and CEO of the Company and two other members of management ceased employment with the Company. The roles of President and CEO have been assumed by the Chairman of the Company.

RISK FACTORS

LACK OF PRIOR OPERATIONS AND EXPERIENCE. The Company has no revenue from operations, is in a start-up phase with its existing assets and has no significant assets, tangible or intangible, other than the opportunities for the Joint Venture disclosed herein. There can be no assurance that the Company will generate revenues in the future. There is no assurance that the Company will be able to operate profitably in the future, if at all. The auditors report on our December 31, 2000 financial statements includes an additional explanatory paragraph that states that there exists substantive doubt about the company's ability to continue as a going concern. The financial statements do not include any adjustments as a result of this uncertainty.

NEED FOR ADDITIONAL FINANCING. The Company continues to have significant obligations with respect to the Joint Venture and Biotherapies. In order to complete its obligations, the Company will require immediate funding. Further, the Joint Venture may require additional operating capital, for which the Company and Biotherapies are required to contribute equally. The Company does not have sufficient funds to cover current operating expenses. There can be no assurance that the Company will obtain additional financing for the Joint Venture's current and future operations or capital needs on favorable terms, if at all. The Company may fail because it runs out of capital before the MSA Test can be concluded, or FDA approval obtained or the Joint Venture has reached the point of commercialization of the MSA Test. If the Company fails to provide its proportionate share with respect to capital calls for the Joint Venture, its interest therein may be substantially diluted.

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

HISTORY OF LOSSES. The Company has incurred an accumulated deficit to September 30, 2001 of $17,780,962. There can be no assurance that the Company will operate profitably in the near future or at all.

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

GENESIS BIOVENTURES, INC.(FORMERLY BIOLABS, INC.) - 10-QSB QUARTERLY REPORT, SEPTEMBER 30, 2001
-------------------------------------------------------------------------------

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

RELIANCE ON OUR PORTFOLIO COMPANIES. A significant portion of the assets of the Company consists of equity ownership in our portfolio companies. As a result, the future performance of Genesis Bioventures, Inc is substantially dependent upon the performance of these portfolio companies. If our portfolio companies are not successful, our operating performance will be materially adversely affected and the value of our assets will decline.

DEPENDENCE ON FUTURE MARKET CONDITIONS. The ability to create shareholder value will be materially adversely affected if future market conditions become unfavorable for prolonged periods. Our business strategy involves creating value for our shareholders by helping our portfolio companies grow and then assisting them in completing initial public offerings or corporate acquisitions. If the public markets in general, or the market for biotechnology companies in particular, were to weaken for a prolonged period of time, the ability of our portfolio companies to successfully complete IPOs would be materially adversely affected. Since Genesis Bioventures, Inc intends to sell some of its equity position in its portfolio companies at the time of an IPO and then retain an ownership position after a portfolio company conducts its initial public offering, our ability to increase our shareholder value through IPOs would also be adversely affected by a weakened public market.

COMPETITION IN ACQUIRING INTERESTS IN PORTFOLIO COMPANIES. Our growth depends upon our ability to successfully acquire interests in emerging biotechnology companies at attractive valuations. Genesis Bioventures, Inc faces substantial competition in acquiring these interests from, among others, venture

GENESIS BIOVENTURES, INC.(FORMERLY BIOLABS, INC.) - 10-QSB QUARTERLY REPORT, SEPTEMBER 30, 2001
-------------------------------------------------------------------------------

capital firms, biotechnology funds, large corporate investors and publicly-traded biotechnology companies. These competitors may limit our opportunity to acquire interests in new portfolio companies. In addition, Genesis Bioventures, Inc may be unable to acquire interests in emerging biotechnology companies for other reasons, including the inability to agree on terms, such as price or ownership percentages; incompatibility between Genesis Bioventures, Inc and the management of the biotechnology company; and access to sufficient financing. Our growth will be materially adversely affected if we cannot acquire interests in a sufficient number of emerging companies.

MANAGEMENT OF GROWTH. Many of our portfolio companies will grow rapidly. Rapid growth often places considerable operational, managerial and financial strain on a company. To successfully manage future growth, our portfolio companies must, among other things, do the following:

/ /  Improve, upgrade and expand their business infrastructure

/ /  Hire, train and retain key management and scientific personnel

/ / Advance the commercialization development programs for their biotechnology products

/ / Expand the intellectual property portfolio related to the underlying technology

/ /  Maintain adequate financial resources

Genesis Bioventures, Inc would be materially adversely affected if a sufficient number of our portfolio companies were unable to successfully manage their growth.

RELIANCE OF KEY PERSONNEL. Our success depends on the continued employment of and performance by our senior management, particularly the Chairman and Chief Executive Officer, and the key personnel at our portfolio companies. Genesis Bioventures, Inc would be materially adversely affected if one or more of our senior management team do not continue to perform in their present positions or if we and our portfolio companies are unable to hire and train a sufficient number of qualified management, professional, technical and regulatory personnel.

RESULTS OF OPERATIONS

Nine months ended September 30, 2001 compared to September 30, 2000:

For the nine months ended September 30, 2001, the Company incurred a loss of $8,320,340 compared to $3,173,973 for the nine months ended September 30, 2000, an increase of $5,146,367. The increase in the loss is primarily due to extraordinary items of $870,254 for the loss on debt settlements, increased interest expenses totalling $995,742 and to increases in the Company's equity share of losses in: Biomedical Diagnostics, LLC $896,300, Prion Developmental Laboratories, Inc., $567,461 and Biotherapies, Inc. of $513,415. The Company's investment in Prion Developmental Laboratories, Inc. was acquired in September 2000. The equity in loss from investments reflects the increased research activity in these companies and the increase in the amortization of the excess purchase price of these investments.

Legal and accounting costs increased from $260,418 to $323,481 which is attributable primarily to increased legal fees related to the termination of the former President and two other members of management in the nine months ended September 30, 2001.

Management and consulting fees increased from $589,398 during the nine months ended September 30, 2000 to $1,585,096 due to the accrual of termination costs for the former President and CEO of the Company and two other members of management, consulting fees to outside consultants for specific projects and related stock compensation benefits.

Interest and bank charges increased from $417,736 during the nine months ended September 30, 2000 to $1,413,478 which is attributable to interest on $3,500,000 in short-term borrowings which bear interest at 10%, the amortization of the deferred finance charges associated with these borrowings and the amortization of the discount of warrants attached to the short-term borrowings.

GENESIS BIOVENTURES, INC.(FORMERLY BIOLABS, INC.) - 10-QSB QUARTERLY REPORT, SEPTEMBER 30, 2001
-------------------------------------------------------------------------------

Salaries and benefits costs increased from $29,930 to $169,173 reflecting the addition of four full-time office staff.

Rent and occupancy costs increased from $21,204 to $93,906 as the Company leased additional office space during the nine month period ended September 30, 2001.

Loss per common share was $.59 for the nine months ended September 30, 2001 compared to $.37 for the nine months ended September 30, 2000. The increase in loss per share is due to the increase in the net loss during the period. The weighted average number of shares outstanding for the nine months ended September 30, 2001 was 14,244,390 compared to 8,887,428 for the nine months ended September 30, 2000.

Three months ended September 30, 2001 compared to September 30, 2000:

For the quarter ended September 30, 2001, the Company incurred a loss of $2,639,414 compared to $1,611,709 for the three months ended September 30, 2000, an increase of $1,027,705. The increase in the loss is due to increases in the Company's equity share of losses in Biomedical Diagnostics, LLC and an increase in interest expenses of $78,301.

Legal and accounting fees increased from $109,493 to $128,082 which is attributable to increased legal fees.

Management and consulting fees increased from $356,057 during the three months ended September 30, 2000 to $548,902 due to consulting fees to outside consultants for specific special projects and related stock compensation benefits.

Interest and bank charges increased from $325,199 during the three months ended September 30, 2000 to $403,500 which is attributable to interest on $3,500,000 in short-term borrowings which bear interest at 10%, to the amortization of the deferred finance charges associated with these borrowings and to the amortization of the discount of warrants attached to the short-term borrowings.

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

As of September 30, 2001, the Company had a cash deficiency of approximately $24,000.

Currently, the Company has no plans for the purchase or sale of any plant and equipment or the addition of any employees.

The Company's future capital requirements will depend on many factors, including advancement of the Company's existing joint venture research and development programs; payments made to secure and develop additional joint venture programs for additional cancer diagnostics technologies; the cost and availability of third-party financing for development and commercialization activities; and administrative and

GENESIS BIOVENTURES, INC.(FORMERLY BIOLABS, INC.) - 10-QSB QUARTERLY REPORT, SEPTEMBER 30, 2001
-------------------------------------------------------------------------------

legal expenses. Because of the Company's long-term capital requirements, the Company intends to raise funds through registered offerings or exempt transactions when conditions are favorable. If the Company is unable to raise required funds to sustain its operations in the next 12 months it will be required to curtail operations and funding to existing, or postpone any planned, future equity investments.

                                     PART II

ITEM 1     LEGAL PROCEEDINGS

           On November 1, 2001, a Statement of Claim was file in the Supreme Court of British Columbia against the Company and a director of the Company seeking payment of 500,000 common shares of the Company for consulting services performed by an outside consultant. The plaintiff is seeking specific performance of the agreement or damages in lieu of specific performance.

           The Company's position is that a letter of agreement dated April 24, 2001, in which the plaintiff agreed to accept 250,000 options at $1.50 per share represents compensation for the consulting services and no additional shares are required to be issued.

ITEM 2     CHANGES IN SECURITIES

           During the quarter ended September 30, 2001, the Company completed private placements for 251,000 common shares to six purchasers. Proceeds from these placements totalled $502,000.

           During the quarter ended September 30, 2001, stock options to purchase 160,250 common shares were exercised to net the Company $190,150.

           The Company also issued 600,000 common shares with a market value of $1,680,000 during the quarter ended September 30, 2001 as an additional investment in Biomedical Diagnostics, LLC.

ITEM 3     DEFAULT UPON SENIOR SECURITIES

           None

ITEM 4     SUBMISSION OF MATTERS OF A VOTE OF SECURITY HOLDERS

           None

ITEM 5     OTHER INFORMATION

           None

ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K

           On September 19, 2001, the Company filed an amendment No. 1 to the Form 8-K dated December 5, 2000 in connection with the Company's investment in Biotherapies, Inc. and Biomedical Diagnostics, LLC.

GENESIS BIOVENTURES, INC.(FORMERLY BIOLABS, INC.) - 10-QSB QUARTERLY REPORT, SEPTEMBER 30, 2001
-------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       GENESIS BIOVENTURES, INC


November 14, 2001
                                       By:    /s/ E. Greg McCartney
                                            -----------------------------
                                       Name:  E. Greg McCartney
                                              Chairman, President and
                                              Chief Executive Officer


November 14, 2001
                                       By:    /s/  T.J. Louis McKinney
                                            -----------------------------
                                       Name:  T.J. Louis McKinney
                                              Chief Financial Officer