Form 10KSB
period 2001-12-31
BIOLABS INC
filed 2002-04-15
CIK 1084966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number:

GENESIS BIOVENTURES, INC.

(Name of small business issuer in its charter)

New York	98-0163232
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3033 King George Highway , Suite 1A Surrey, British Columbia, Canada	V4P 1B8
(Address of principal executive offices)	(Zip / Postal Code)

(604) 542-0820
(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.0001 par value	American Stock Exchange
(Title of Class)	(Name of Exchange on which Registered)

Securities registered pursuant to Section 12(g) of the Act:  None

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Issuer’s revenues for its most recent fiscal year were $Nil.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, as of March 18, 2002, was approximately $13,025,794 (based upon the closing price for shares of the Issuer’s Common Stock as reported by The American Stock Exchange for the last trading date prior to that date).  Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of March 18, 2002, 20,237,006 shares of the Issuer’s Common Stock, $.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

[None.]

Transitional Small Business Disclosure Format (Check one):  YES ☐  NO ☒

GENESIS BIOVENTURES, INC.

FORM 10-KSB

TABLE OF CONTENTS

Part	Item(s)
I	1	Description of Business
	2	Description of Properties
	3	Legal Proceedings
	4	Submission of Matters to a Vote of Security Holders

II	5	Market for Common Equity and Related Stockholder Matters
	6	Management’s Discussion and Analysis or Plan of Operation
	7	Financial Statements
	8	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

III	9	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
	10	Executive Compensation
	11	Security Ownership of Certain Beneficial Owners and Management
	12	Certain Relationships and Related Transactions
	13	Exhibits and Reports on Form 8-K

Signatures
Financial Statements
Exhibits

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

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

CORPORATE PROFILE

Genesis Bioventures, Inc. (AMEX: GBI) is a New York corporation, having its administrative offices in Surrey, British Columbia, Canada and its Research and Development production facility in Ann Arbor, Michigan.

The Company is a North American based biomedical company with its primary focus on the development and marketing of breast cancer risk assessment tools. The Company is also actively involved with its investee companies involved in cancer therapy and neurodegenerative diagnostics and serves as a strategic advisor in key aspects of science, product commercialization, business issues and financial development by providing management expertise aimed at transforming promising medical technology into successful commercial products.  GBI has selected the areas of oncology and neurology as its primary sectors of interest, based on the substantial market potential for new treatments and diagnostics. The investee companies typically have products in the earlier stages of development prior to initiation of clinical trials.

The Company’s operating plan is to maximize shareholder value through its commercialization strategies of its breast cancer assessment tools, establishing corporate critical mass through staff growth and new facilities, initiating appropriate regulatory approval processes, implementing solid technology rollout and marketing programs and supporting the continued development of clinical data and assay improvements.

The Company’s shareholders would also participate in increased valuation of the Company’s shares as the investee companies increase their value.

GENESIS BIOVENTURES’ MISSION STATEMENT

The mission of GBI is to provide innovative, high-quality, easy-to-use cancer risk screening products and services worldwide. The Company plans to accomplish this mission through the highest of ethical and professional standards and through unwavering attention to shareholders, customers, employees, and suppliers.

GENESIS BIOVENTURES’ OPERATING STRATEGY

With the purchase of the remaining 50% interest in Biomedical Diagnostics, LLC, the Company is focusing on the commercialization of its breast cancer risk assessment tool.

The Company is taking a multi-faceted approach to commercialization utilizing internal resources to continue development while also seeking strategic alliances for marketing and distribution of its risk assessment tool.

Rollout of the Company’s technology began during the year with the announcement of the commercial availability of the Mammastatin Serum Assay (“MSA”) technology through custom laboratory services. The Company plans to focus its efforts in 2002 on engineering a smooth transition to new facilities, scaling up of manufacturing and services capacities to handle projected sales volumes, ensuring that all marketing content meets regulatory standards, and achieving sales/profitability projections. The Company anticipates that its activities in 2002 will also position the Company to outsource large-scale production and marketing/distribution as higher sales volumes begin in future years.

GENESIS BIOVENTURES’ BIOTECHNOLOGY INVESTEE COMPANIES

As at December 31, 2001 the Company has, through its purchase of the remaining 50% of the Biomedical Diagnostics, LLC, established itself as an operating entity directly involved in the development and commercialization of the MSA.  The Company also has investments in two investee companies: one in the field of oncology and one in neurology.  The following is a summary description of each company, including the current status of its product development program, the market potential for its products and the investment holdings of the Company.

BIOMEDICAL DIAGNOSTICS, LLC

Biomedical Diagnostics, LLC (“Biomedical Diagnostics”) was initially formed for the purpose of developing proprietary cancer screening products. Its initial product development effort is commercializing the MSA as a risk screening diagnostic for breast cancer.  Biomedical Diagnostics also has the rights to develop, market and distribute diagnostic screening assays based on other proteins discovered by another of the Company’s investee companies, Biotherapies, Inc. (“Biotherapies”) that could be used to assess a person’s risk for prostate and ovarian cancer. During the year, GBI acquired Biotherapies’ interest in the joint venture and is now operating Biomedical Diagnostics as a division of GBI.

Product Development Program- Mammastatin is a protein that has been found to be present in the breast tissue of healthy women.  Research conducted at Biotherapies has shown that Mammastatin can be detected in the blood of over 85% of healthy women and is absent in the blood of over 90% of breast cancer patients.  That research also shows that the concentration of Mammastatin drops significantly both in women with breast cancer and in women at risk for breast cancer.  Biomedical Diagnostics has developed the MSA test as a simple blood serum diagnostic that could measure the quantity of Mammastatin in blood serum. The results from this test could be used to assess women’s risk of developing breast cancer.

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

Biomedical Diagnostics is conducting four sample studies, two of which have been completed, to determine the usefulness of the MSA technology. Several others are being planned. The four studies already in place are:

•             Short-term Level 1 study with 255 samples was completed in the third quarter of 2000. Statistical analysis and reporting by STATPROBE, Inc.

•             Short-term Level 2 study with 309 samples was completed in the first quarter of 2001.  Sample collection was geographically dispersed in the United States. Statistical analysis and reporting by STATPROBE, Inc.

•             Independent M D Anderson study with 200 samples began in September, 2001 with sample collection and reporting planned for completion in early 2002.

•             Long-term study targeting 10,000 to 20,000 women over three or more years is planned for the second quarter of 2002 at the British Columbia Cancer Agency.

Statistical analysis by STATPROBE, Inc. indicated that the test demonstrated a favorable profile of sensitivity and positive predictive value for the MSA test.  For women aged less than 40 years, those with a positive family history of breast cancer appear to have lower mean levels of Mammastatin as compared to women without a family history of this disease.  On this basis, the MSA test could prove valuable in screening younger women for increased risk of developing breast cancer.

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

Based on testing all women over age 40, there are over 50,000,000 women per year in the United States alone who could potentially benefit from having a MSA test done as part of their annual medical check-up.  In addition, Biomedical Diagnostics also has the rights to develop, market and distribute diagnostic screening assays for prostate and ovarian cancer that are derived from this technology.

On June 22, 2001, Biomedical Diagnostics announced that it had signed a letter of agreement with Arup Laboratories of Salt Lake City, Utah to market and service the MSA technology. Arup Laboratories is wholly owned by the University of Utah. The agreement gives Arup Laboratories rights to market and service the MSA test to clients worldwide. To December 31, 2001, only a nominal amount has been sold.

In September 2001, Biomedical Diagnostics was granted a Certificate of Compliance under the Clinical Laboratory Improvement Amendments (CLIA) Act, as administered by the U.S. Health Care Financing Administration. Biomedical Diagnostics’ Laboratory Services is now providing sample testing and analysis services under CLIA guidelines to physicians and reference laboratories in support of the MSA technology. CLIA compliance ensures laboratories are providing testing services that follow standard industry guidelines.

Biomedical Diagnostics is, and will continue to be, subject to continuing regulation by the FDA and certain state agencies, including routine inspection by the FDA and a host of regulatory requirements that generally apply to medical services marketed in the United States. Such requirements include labeling regulations, quality system regulations, the Medical Device Reporting regulation and the FDA’s prohibitions against promoting products for unapproved or “off-label” uses. Failure to comply with regulatory requirements could result in enforcement action by the FDA which also could have a material affect on the business, financial condition and results of operations of the Company.

Acquisition of Remaining 50% Interest In Biomedical Diagnostics, LLC

Pursuant to a purchase agreement dated November 30, 2001 between GBI and Biotherapies, GBI acquired Biotherapies’ 50% interest in Biomedical Diagnostics, LLC. The purchase makes GBI the sole owner of the LLC.

Total consideration for the remaining 50% membership interest acquired is $8,840,408 which is comprised of:

Cash paid or payable	$3,755,100
2,524,030 GBI common shares @ $1.87/share	4,719,936
Professional and investment banking fees	365,372
$8,840,408

The purchase price has been allocated as follows:

Technology	$8,321,364
In-process research and development	750,000
Prepaid royalties	100,000
Other net liabilities assumed	(330,956)
$8,840,408

Pursuant to the Purchase Agreement, GBI has committed to fund the operating costs of Biomedical Diagnostics of at least $1,000,000 in support of product development of the mammastatin, prostate and ovarian technologies on or before November 30, 2002. To December 31, 2001, GBI has paid $230,000 toward this commitment.

Concurrently with the execution of the Purchase Agreement, GBI and Biotherapies entered into numerous other agreements, including a Mammastatin Sublicense Agreement (the “Mammastatin Sublicense Agreement) and a P&O Technology License Agreement (the “P&O License Agreement”). Pursuant to the Mammastatin Sublicense Agreement, Biotherapies granted to GBI a worldwide, perpetual and exclusive sublicense to make, use and sell certain proteins and antibodies and a non-exclusive sublicense to make, use and create improvements thereto for the research, development or sale of additional antibodies and/or diagnostic assays for the diagnosis of breast, prostate and/or ovarian cancers. Biotherapies also granted to GBI a worldwide, perpetual and exclusive license to make, have made, use and sell a certain dot blot diagnostic assay related to the detection and measurement of certain proteins in the blood, and improvements thereto, and a non-exclusive license to make, have made, use and create improvements to the dot blot assay in the research, development or sale of additional antibodies and/or diagnostic assays for the diagnosis of breast, prostate and/or ovarian cancers. GBI shall pay Biotherapies a royalty of between 10% and 20% of net sales generated in connection with the Mammastatin Sublicense

Agreement, depending on the level of net sales in a given year. As of December 31, 2001, GBI had pre-paid royalty payments pursuant to the Mammastatin Sublicense Agreement totaling $100,000.

Pursuant to the P&O License Agreement, Biotherapies granted to GBI a worldwide, perpetual and exclusive license to make, have made, use and create improvements to a certain technology relating to prostate and ovarian cancer and to make, have made, use market and sell materials or services based upon or using said technology. GBI shall pay Biotherapies a royalty of between 10% and 20% of net sales generated in connection with the P&O License Agreement, depending on the level of net sales in a given year.

Biotherapies may terminate the Mammastatin Sublicense Agreement if the Company fails to (i) meet its commitment to fund operating costs of the LLC of at least $1,000,000; (ii) make any royalty payments due to Biotherapies; or (iii) achieve gross sales of the licensed technology of $7,500,000 within 24 months of the signing of the Purchase Agreement and $20,000,000 within 36 months of the signing of the Purchase Agreement.  The Company can cure the gross sales default by satisfying the royalty obligations that would have accrued had the target gross sales been met.  Biotherapies may terminate the P&O Technology License Agreement if the Company fails to meet its commitment to fund operating costs of the LLC of at least $1,000,000 or fails to make any required payments due to Biotherapies.

PRION DEVELOPMENTAL LABORATORIES, INC.

Prion Developmental Laboratories, Inc. (“PDL”) is a development stage company formed specifically to develop a rapid and inexpensive diagnostic test to detect “Mad Cow Disease” in cattle and to screen human blood and tissue supplies for the presence of prion diseases.  Founded in 1999, PDL is a privately held company incorporated in Maryland, with head offices and a manufacturing facility located in Buffalo Grove, Illinois. The parent company of PDL is Efoora, Inc., a publicly held non-trading company developing novel diagnostic tests and offering contract manufacturing services for medical devices.

Background - In 2000, GBI invested a total of $2.0 million in PDL under an investment agreement, which provided GBI with a 25% equity ownership in this company. On August 22, 2001, GBI exercised a right of first refusal to invest additional funds in PDL, through a warrant to purchase an additional one million shares of PDL common stock for US $400,000, bringing GBI’s equity interest in PDL to 33%.

Prion Diseases - Prion diseases are a family of fatal neurodegenerative diseases that are caused by a prion, an “infectious proteinaceous particle”.  Prion diseases have become a major health concern since the outbreak of Bovine Spongiform Encephalopathy (“BSE”) or “Mad Cow Disease”.  BSE was first discovered in the United Kingdom but has now spread to many other countries in Europe as well as Japan. BSE is believed to be transmitted among cattle through feed that contains protein rendered from infected cattle and it is thought to be transmitted to humans through eating beef or beef products from infected cattle. In humans, the prion infection results in a neurological disorder known as new variant Creutzfeldt-Jakob Disease (“nvCJD”).  Both “Mad Cow Disease” and nvCJD are slow developing but invariably fatal diseases, with the brain becoming spongy and filled with tangled protein plaques.

Prion diseases are difficult to diagnose and the only diagnostic tests currently available for “Mad Cow Disease” are based on analysis of post-mortem brain samples from cattle, a procedure that is relatively slow and expensive.  As a result, tests can only be conducted on cattle suspected of being infected or on a random sample basis.

Currently there is no simple test available to check human blood or tissues before they are used to treat another person. There is an urgent need for a more rapid and sensitive diagnostic that could detect the presence of infectious prions at an earlier stage of the disease and provide accurate results without requiring post-mortem brain samples.

The scientists at PDL have developed an easy-to-use, patents pending rapid strip test for detecting BSE and the Company is currently in late-stage discussions with a European pharmaceutical company to provide them with this test.  It is similar to a home pregnancy test and will be used on-site using brain tissue taking less than five minutes to complete with accurate, easily interpreted results.  Preliminary tests demonstrate comparable sensitivity of the PDL strip test with a more time consuming test currently in use in Europe and other countries.

To date, there are no rapid tests that can be performed at the slaughterhouse that will ensure that BSE infected cattle do not enter the human food chain.  In addition to BSE, the PDL test platform has also been used to successfully detect prion diseases in human and other animal brain tissue.

In the United States each year over 37 million head of cattle are slaughtered and 25 million units of human blood are collected. This prion test will be designed to detect BSE before the overt symptoms appear in cattle, with the objective of ensuring that infected meat or cattle by-products are removed from the market.

Using its proprietary reagents, PDL has now validated the recent discovery of prions in urine, a finding that was previously thought to be improbable. Studies to date have shown that the protein can be found in urine well before symptoms appear. Research is currently underway to adapt the PDL test for analysis of urine samples, which would provide the world’s first practical pre-mortem diagnostic test for BSE. Once the test has been proven in cattle, development and completion of a similar test for humans and other animals would be accelerated, ensuring safe blood products, donor tissue and surgical instruments.

Scientific Collaboration - Among the key scientists involved in the product development program are Drs. Pierluigi Gambetti, MD and Man-Sun Sy, PhD of Case Western Reserve University; and Drs. Richard Kascsak, PhD, and Richard Rubenstein, PhD of the Institute for Basic Research. Dr. Gambetti is a Director of the U.S. National Prion Disease Pathology Surveillance Center.  As a key component in its product development strategy, PDL has established collaborations with two major research institutions that are considered leading centers in both prion diseases and diagnostic test development. The members of this product development team are:

•             Case Western Reserve University (“CWRU”) in Cleveland, Ohio, a leading center for neurological research in human prion diseases; and

•             The Institute for Basic Research and Developmental Disabilities (IBR) in Staten Island, New York, a major research center for animal prion diseases.

PDL is utilizing the combined expertise of the research teams at both centers to develop a proprietary, rapid diagnostic for prion disease that can detect the presence of infectious prions before symptoms appear. In addition, researchers have identified an antibody that should yield increased detection of scrapie in sheep.

Market Potential - The two major international markets for the PDL prion diagnostic are the cattle industry and the human blood products industry. As a result of the BSE outbreak in the United Kingdom, the rest of the European market banned export of British beef. The financial consequences of this in the UK were estimated to be in excess of $2.5 billion in 1998. Since then, BSE has been detected in a number of European countries and most recently in Japan.

The strip test, utilizing PDL’s patents pending proprietary reagents and assay technology has been proven to be simple yet accurate and inexpensive.  It is anticipated that the test will be reviewed and evaluated in Europe in the first half of 2002 prior to being certified for commercial release in the massive global cattle industry. The vitality of the beef industry worldwide depends on the development of such a test. The ultimate size of the world market for a post-mortem test is nearly 100 million head of cattle per year. The Company has projected that if this diagnostic were used to test cattle prior to slaughter (estimated at 40 million cattle per year in the United States), the potential gross revenues from this application could be in excess of $50 million in the United States alone.

In the human blood and tissue products market, the fear of prion infection from whole blood or purified blood products has led to withdrawal of purified blood components by major pharmaceutical companies.  In addition, tissue transplants such as corneal grafts have been proven to transmit prion diseases. Based on estimates of the market opportunity for a simple test to detect prions in human blood and tissue supplies, PDL projects that annual revenues in excess of $50 million can be obtained from the U.S. market and that significantly higher revenues could be obtained if the test is marketed worldwide.

Through December 31, 2000, PDL funded research, beginning with payments to the University of Maryland of $1,000,000, a payment to the Case Western Reserve University of $500,000, and a payment to the Institute for Basic Research in Mental Retardation and Developmental Disabilities of $150,000 to begin development of a test that can be used to detect prion diseases, such as “Mad Cow Disease”, primarily for use on animals, and to a lesser extent, on humans. PDL had raised $2,000,010 during 2000, through sales of shares of its stock to GBI. GBI exercised its stock option for $400,000 during the year ended December 31, 2001; however, PDL has expended most of these funds through its research and development funding and as a result of other administrative expenses. There can be no assurance that such tests will be developed and approved by the appropriate regulatory bodies or that they can be successfully and profitably marketed.

In order to fund its research and development, PDL is dependent on additional sales of stock to investors.  If it is unsuccessful in attracting new investors, there is no assurance that PDL can remain in business.

Current Investment – In 2000, GBI invested a total of $2.0 million in PDL under an investment agreement, which provides GBI with a 25% ownership in this company. In August 2001, the GBI invested an additional $400,000 to increase its ownership interest to 33%.

Corporate Structure - Founded in 1999, PDL is a privately held company incorporated in Maryland, with head offices and a manufacturing facility located in Buffalo Grove, Illinois.  The parent company of PDL is Efoora, Inc., a private company developing novel diagnostic tests and offering contract manufacturing services for medical devices.

Corporate Developments – PDL continues to work on the development of its test for the rapid detection of infection prions and has also begun the initial patent protection process for its tests. PDL has also broadened its mission to include other neurodegenerative diseases.

BIOTHERAPIES, INC.

Biotherapies, Inc. (“Biotherapies”) is a cancer research company with head offices located in Ann Arbor, Michigan that is dedicated to the commercial development of proprietary proteins as potential cancer treatments and as diagnostics.  As its primary objective, the Company is developing Mammastatin, a naturally occurring protein that occurs in the breast tissue of healthy women, as a potential new therapeutic agent for breast cancer.  Biotherapies holds the exclusive rights, through licenses from the University of Michigan, to patents pending for the use of Mammastatin as both a therapeutic and a diagnostic. Biotherapies has sub-licensed mammastatin, prostate and ovarian diagnostic technology to GBI.

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

Biotherapies is currently in the late pre-clinical stage of product development of Mammastatin as a potential therapeutic for breast cancer and is preparing the pre-clinical data that needs to be submitted to the FDA as part of an IND (Investigational New Drug) application to start human clinical trials of Mammastatin as a treatment for breast cancer.

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

Current Investment – Since 1998, GBI has invested approximately $5.4 million in Biotherapies, which includes $2.5 million cash contributed under an investment agreement and through direct share purchases, plus an additional $2.5 million based on a share transfer arrangement with a prior investor in Biotherapies and $0.4 million in debt converted to shares. Based on the total investment, GBI currently has approximately a 26.3% equity ownership in this company.

Corporate Structure - Founded in 1995, Biotherapies is a privately held company based in Ann Arbor, Michigan.  Biotherapies retains the rights to develop Mammastatin and related protein families as cancer therapeutics, while licensing the rights to develop selected diagnostic tests to GBI.

HISTORY OF GENESIS BIOVENTURES, INC.

The Company is a New York corporation that was incorporated on September 19, 1994, under the name of Flexx Realm Inc., at which time it was listed as an Over the Counter (“OTC”) shell company and did not carry on any tangible business for the most part.  On November 3, 1998 the Company changed its name to BioLabs, Inc. at which time it entered into a joint venture with Biotherapies and commenced trading on the OTC under the symbol BILB on February 17, 1999.  On November 28, 2000, the Company started doing business as Genesis Bioventures and began trading on AMEX on December 19, 2000 under the symbol GBI. On October 29, 2001, the Company amended its charter to formally change its name to Genesis Bioventures, Inc.

COMPETITION

Competition in the technology industry is intense and based significantly on scientific and technological factors. These factors include the availability of patent and other protection for technology and products, the ability to commercialize technological developments and the ability to obtain governmental approval for testing, manufacturing and marketing. The Company competes with other specialized biotechnology firms in the United States, Europe and elsewhere. Many biotechnology companies have focused their development efforts in the human diagnostics and therapeutics area, including cancer. Many major pharmaceutical companies have developed or acquired internal biotechnology capabilities or made commercial arrangements with other biopharmaceutical companies. These companies, as well as academic institutions, governmental agencies and private research organizations, also compete with the Company in recruiting and retaining highly qualified scientific personnel and consultants.

The competition within the biotechnology sector itself is increasing, so our investee companies will encounter competition from existing biotech firms that offer competitive solutions in the same disease area.  These competitive biotech companies could develop products that are superior to, or have greater market acceptance, than the products being developed by our investee companies. Our investee companies will have to compete against other biotech companies with greater market recognition and greater financial, marketing and other resources.

PROPOSED TRANSACTIONS

There are no proposed transactions as at December 31, 2001.

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

GOVERNMENT REGULATION – BIOTECHNOLOGY PRODUCT DEVELOPMENT

GBI and its investee companies are developing biotechnology products for use in diagnosing or treating human or animals diseases.  As the investments to date are in biotech companies in the United States, these companies are affected by governmental regulations from the United States Food and Drug Administration (FDA) for products intended to be used for humans and from the United States Department of Agriculture (USDA) for plant and animal products.  As these regulations affect the cost and time to develop biotechnology products, a brief overview of the FDA guidelines are presented to highlight the stages in commercial development of biotech drugs and diagnostics.

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

•                  510(k) Clearance:  A diagnostic device may be marketed until a 510(k) application is approved if the company can demonstrate to the FDA that the product is “substantially equivalent” to a “predicate device” (i.e. a device that is legally marketed as a Class I or Class II device, or a Class III device on the market prior to the change in regulations in 1976).  This approval process is relatively short, although the 510(k) application must include data showing that the new product has the same intended use and at least the same performance as the predicate device.  In addition, the company must demonstrate that any differences in technology do not raise any questions regarding safety or effectiveness.

•                  PMA:  A PMA (Premarket Application) is required for a “new device” and is the functional equivalent of a NDA/PLA for a biological drug. The PMA process is typically shorter (2-5 years) than the NDA/PLA process (5-10 years), but is more time consuming, complex and expensive than the 510(k) process.  If clinical studies are required for a PMA device, then an IDA (Investigational New Device) exemption may be required prior to human studies. New diagnostic devices that do not present a potential for serious risk to the health, safety or welfare of a patient are governed by abbreviated regulations and considered “non-significant risk” devices.

•                  CLIA:  The use of diagnostic devices is regulated under the CLIA (Clinical Laboratory Improvement Amendments) of 1988.  Under CLIA, diagnostic assays must be classified by complexity level and use of such diagnostics is limited to those facilities that have been certified or accredited for the use of certain levels of complexity.  The diagnostic manufacturer must ensure that it can obtain FDA clearance regarding quality control and assurance instructions that will enable its users to meet CLIA standards.

New Biotechnology Drug Products

Development of a new biological therapeutic product is a multi-step process.

•                  Pre-clinical Testing - Laboratory and animal pre-clinical testing is required to establish the reasonable safety of the investigational product and to provide some indication of potential effectiveness with respect to a specific disease.  Once the general plans and protocols for specific human studies have been developed, the biotech companies prepares and submits an Investigational New Drug (IND) application to the FDA.  The FDA may allow an IND to proceed or place it on clinical hold and request the company to provide additional information prior to approving human testing. To minimize the possibility of a clinical hold, a biotechnology company should schedule a pre-IND meeting with the FDA to review all the pre-clinical data and the proposed clinical trial plan.

•                  Clinical Trials – The clinical trials of a new biotechnology product are generally conducted in three stages, although occasionally two stages may be combined.

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

Phase III: Phase III is the pivotal stage of clinical trials and are larger, controlled studies often involving several hundred patients or more, depending on the disease being treated.  These trials are intended to collect statistically and clinically significant data showing the product’s safety and effectiveness.  Phase III data must be gathered from studies using the product manufactured in the same facility and under the same conditions as the product that the company intends to market.

GMP In addition to the regulations associated with clinical trials, the FDA has extensive regulations on Good Manufacturing Practices (GMP) for biological products. The company’s compliance with GMP and its ability to ensure the safety, identify, strength, quality and purity of the product being manufactured.

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

The growth in the biotechnology industry over the last several decades has been accompanied by growth in the extent and complexity of the FDA statutes and regulations, and of the intensity of the FDA’s regulations of the development, manufacturing, distribution, marketing, promotion, advertising and use of regulated products. In the last decade, the FDA legal and regulatory obstacles to product commercialization and the penalties of non-compliance have been pivotal factors in the success or failure of biotechnology companies. This is particularly true for small, emerging companies developing biopharmaceuticals, other biotechnology products and medical diagnostics.

GOVERNMENT REGULATION – INVESTMENT COMPANIES

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

HUMAN RESOURCES

With the acquisition of a 100% interest in Biomedical Diagnostics, LLC, the Company has initiated its in-house research and development.

The Company is staffed by experienced researchers and scientists whose backgrounds include work in molecular biology, biochemistry, hybridoma development, cancer biology research, tissue engineering technology, flow cytometry methodology, tumor testing systems, quality assurance and regulatory affairs.

Of the 15 employees, 9 are employed in administration and 6 are employed in research.  The Company has 9 full time employees.

RISK FACTORS

Lack of Prior Operations and Experience.  The Company has no revenue from operations, is in a start-up phase with its existing assets and has no significant assets, tangible or intangible, other than the medical technology licenses disclosed herein. There can be no assurance that the Company will generate revenues in the future. There is no assurance that the Company will be able to operate profitably in the future, if at all. The Auditors’ Report on our December 31, 2001 financial statements includes an additional explanatory paragraph that states that there exists substantive doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments as a result of this uncertainty.

Need for Additional Financing.  The Company continues to have significant obligations with respect to Biomedical Diagnostics. In order to complete its obligations, the Company will require minimum additional funding of $6,000,000 within approximately 6 months. The Company believes it has sufficient funds to carry its own expenses for approximately 4 months. There can be no assurance that the Company will obtain additional financing for Biomedical Diagnostics’ current and future operations or capital needs on favorable terms, if at all.

Dependence on Limited Numbers of Products/FDA Approval.  The size of the Company makes it unlikely that the Company will be able to commit its funds to other business opportunities, until and unless it has first succeeded in some way with the MSA test, to which there is no assurance. There is no assurance that the clinical trials will be held as scheduled or that the MSA test will be approved or ever sold in commercial quantities.

Intellectual Property Protection.  The Company may be unable to acquire or maintain trademarks in the United States and other countries in which it may conduct business. Third parties may assert trademark, patent and other types of infringement or unfair competition claims against the Company. If forced to defend against any such claims, the Company may face costly litigation and diversion of technical and management personnel.

Further, if efforts to enforce intellectual property rights are unsuccessful or if claims by third parties are successful, the Company may be required to pay financial damages or alter its business practices.

The Company relies on confidentiality, non-disclosure and non-competition arrangements with its employees, representatives and other entities engaged in joint product or business development and expects to continue to enter into such agreements with such persons. There can be no assurance that these agreements will provide meaningful protection. There can be no assurance that other companies will not acquire and use information that the Company considers to be proprietary.

History of Losses.  The Company has incurred net losses of $15,368,941, $5,868,006 and $1,737,210 for the fiscal years ended December 31, 2001, 2000 and 1999 respectively. There can be no assurance that the Company will operate profitably in the near future or at all.

Negative Cash Flow.  The Company has no current income or no assurance of income in the immediate future. The Company continues to experience negative cash flows from operations.  The Company will be required to place additional securities in new financings to make up for such negative cash flow. Such transactions may have a negative or depressing effect on the trading prices for the Company’s publicly-traded securities.

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

No Likelihood of Dividends.  The Company has never paid any cash dividends on either its Common or Preferred Stock. At present, the Company does not anticipate paying dividends in the foreseeable future and intends to devote any earnings to the development of the Company’s businesses. Investors who anticipate the need for dividends from their investment should refrain from purchasing the Company’s Stock.

Penny Stock.  The Company may be subject to the SEC’s “penny stock” rules if the common stock trades below $5.00 per share. These rules require the delivery prior to any penny stock transaction of a disclosure schedule explaining the penny stock market and all associated risks and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, which are generally defined as institutions or an investor with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with the spouse. For these types of transactions the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. In addition, broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the common stock which could severely limit its market price and liquidity.

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

Dependence on Future Market Conditions. The ability to create shareholder value will be materially adversely affected if future market conditions become unfavorable for prolonged periods.  The business strategy involves creating value for the shareholders through commercialization of tests and by helping the investee companies grow and then assisting them in completing initial public offerings or corporate acquisitions. If the public markets in general, or the market for biotechnology companies in particular, were to weaken for a prolonged period of time, the ability of the investee companies to successfully complete IPOs would be materially adversely affected.

Management of Growth. Rapid growth often places considerable operational, managerial and financial strain on a company.  To successfully manage future growth, the Company must do the following:

•                  Improve, upgrade and expand their business infrastructure

•                  Hire, train and retain key management and scientific personnel

•                  Advance the commercialization development programs for their biotechnology products

•                  Expand the intellectual property portfolio related to the underlying technology

•                  Maintain adequate financial resources

Reliance on Key Personnel. The success depends on the continued employment of and performance by senior management, particularly the Chairman and Chief Executive Officer, and the key personnel at the investee companies. GBI would be materially adversely affected if one or more of the senior management team do not continue to perform in their present positions or if the Company and its investee companies are unable to hire and train a sufficient number of qualified management, professional, technical and regulatory personnel.

ITEM 2.          DESCRIPTION OF PROPERTIES

The Company currently maintains its executive offices in approximately 2,000 square feet of space in Surrey, British Columbia and pays rent of approximately $1,850 per month ($3,000 Canadian) pursuant to a lease signed by the Company that expires November 30, 2004.  The lease contains a termination clause of six months at the option of the Company.  The Company also has a five year lease on 3,377 square feet of space in Vancouver, British Columbia, Canada, pursuant to a lease which commenced on April 7, 2001. Monthly lease payments on these offices are approximately $7,520.00 ($11,538.00 Cdn) per month.  These offices are currently vacant and the Company is seeking a tenant to sublease. Biomedical Diagnostics, LLC leases approximately 2,000 square feet of office and laboratory space in Ann Arbor, Michigan pursuant to a lease which expires February 2003. Monthly lease payments are approximately $3,000 per month.

ITEM 3.          LEGAL PROCEEDINGS

On November 1, 2001, a Statement of Claim was filed in the Supreme Court of British Columbia against the Company and a director of the Company seeking payment of 500,000 common shares of the Company for consulting services performed by an outside consultant. The plaintiff is seeking specific performance of the agreement or damages in lieu of specific performance.  The Company’s position is that a letter of agreement dated April 24, 2001, in which the plaintiff agreed to accept 250,000 options at $1.50 per share represents compensation for the consulting services and no additional shares are required to be issued.

On December 18, 2001, the former president of the Company filed a Statement of Claim in the Supreme Court of British Columbia against the Company, two Directors of the Company and their related management company seeking damages for breach of contract and wrongful dismissal.  The plaintiff is seeking general and special damages including the value of 500,000 Company shares and 90,000 Company stock options.  The Company has denied all claims and has taken the position that the Company shares and stock option claimed were to be performance based according to a formula which was never agreed upon. The Company also believes that the former president was terminated as allowed for under the consulting agreement.  The Company has filed a counter claim against the former president of the Company for damages for breach of contract and fraudulent or negligent misrepresentation.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 24, 2001, the Company held its 2001 Annual Meeting of Stockholders, at which the Company’s shareholders approved the following, which were the only matters acted upon by the shareholders at this meeting:

1.                                       Election of the following individuals as directors of the Company:

E. Greg McCartney, Lawrence J. Pasemko, T.J. Louis McKinney, Dr. Ian B. Woods, Carol Patterson Neves and Robert Lutz. (For - 12,091,134; Against - 1,918,749; Abstain - 5,466; Broker non-vote - 551,659)

2.                                       Appointment of KPMG, LLC as the Company’s independent auditors for the fiscal year ending December 31, 2001. (For - 13,984,370; Against - 24,902; Abstain - 6,077; Broker non-vote - 551,659)

3.                                       Adoption of the 2001 Stock Incentive Plan. (For - 10,999,705; Against - 60,744; Abstain - 329,964; Broker non-vote - 551,659)

4.                                       Amendment of the Restated Certificate of Incorporation. (For - 10,999,705; Against - 60,744; Abstain - 329,964; Broker non-vote - 551,659)

PART II

ITEM 5.          MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock began trading under the symbol “BILB” in the OTC market on the NASDAQ Electronic Bulletin Board on February 16, 1999.  On December 19, 2000, the Company’s Common Stock was listed on The American Stock Exchange under the symbol “GBI.”

The table set forth below presents the range, on a quarterly basis, of high and low sales prices per share of Common Stock.  High and low sales prices for 1999 and 2000 are as reported by the OTC Bulletin Board. High and low sales prices for 2001 and 2002 to date as reported by The American Stock Exchange.  The OTC quotations represent prices between dealers and do not include retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

Quarter Ended	High	Low
Fiscal 2001
December 31, 2001	$2.500	$1.500
September 30, 2001	$4.050	$1.250
June 30, 2001	$3.000	$1.050
March 31, 2001	$3.880	$1.600
Fiscal 2000
December 31, 2000	$4.875	$1.750
September 30, 2000	$5.218	$3.000
June 30, 2000	$13.00	$2.437
March 31, 2000	$18.50	$5.000
Fiscal 1999
December 31, 1999	$5.750	$3.250
September 30, 1999	$3.750	$2.875
June 30, 1999	$4.625	$2.000
March 31, 1999	$7.000	$3.500

As of March 18, 2002, there were approximately 1,403 holders of record of shares of such Common Stock.  There is no market for the Registrant’s Class A Convertible Preferred Stock.  During fiscal 2001,

31 Class A Convertible Preferred Stockholders converted their preferred stock into common stock.  As of March 18, 2002 there are approximately 28 holders of record of shares of the Class A Convertible Preferred Stock.

DIVIDENDS

The Company has not paid cash dividends on the Common Stock or the Class A Preferred Stock since inception and does not intend to pay any dividends to its stockholders in the foreseeable future. The declaration of dividends in the future will be at the election of the Board of Directors and will depend upon earnings, capital requirements, financial position of the Company, general economic conditions, and other factors the Board of Directors deems relevant.

Each holder of the Series A Convertible Preferred Stock, par value $0.0001, (the “Class A Stock”) is entitled to receive, out of any funds legally available, non-cumulative dividends at a rate of six percent (6%) per annum prior and in preference to any payment of any dividend on the Common Stock in each calendar year, and to participate pro rata with the Common Stock in any additional dividends.  Dividends are paid when, and if declared by the board.  The dividend rights and preferences of the Class A Stock are senior to those of the Common Stock.  The Company has never paid any dividends, and there is no likelihood that it will do so in the foreseeable future.

SALES OF UNREGISTERED SECURITIES

In the three years ended December 31, 2001, the Company has made the following sales of unregistered securities, all of which sales were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 3(b) thereof or as otherwise indicated herein.

During the year ended December 31, 2001, the Company sold 1,418,101 common shares to 63 accredited investors under private placements as follows:

•    145,000 to 1 accredited investor at $1.20 per share

•    295,000 to 1 accredited investor at $1.25 per share

•    727,101 to 55 accredited investors at $1.50 per share

•    251,000 to 6 accredited investors at $2.00 per share

In connection with a private placement of 596,468 common shares at $1.50 per share, the Company issued warrants to purchase 29,832 shares to a placement agent at $2.50 per share and paid cash commissions of $93,451.  These warrants expire December 31, 2004.

In connection with the other private placements, the Company paid commissions totalling $86,515 to Okoboji Financial Services.

The private placements included warrants to purchase additional common shares as follows:

•             145,000 warrants to purchase 145,000 common shares at $2.20 per share expiring April 2003

•             62,500 warrants to purchase 62,500 common shares at $2.50 per share expiring July 2003

•             64,000 warrants to purchase 64,000 common shares at $3.00 per share expiring July 2003

•             31,000 warrants to purchase 31,000 common shares at $2.50 per share expiring August 2003

•             65,416 warrants to purchase 65,416 common shares at $2.50 per share expiring November 2004

•             323,234 warrants to purchase 323,234 common shares at $2.50 per share expiring December 2004

Pursuant to the Company’s acquisition of Biotherapies 50% interest in Biomedical Diagnostics LLC, the Company issued 2,524,030 shares of its common stock with a fair value of $4,719,936.

The Company relied upon Regulation D in issuing these shares and warrants without registration under the Securities Act.

During the year ended December 31, 2000, the Company issued 700,175 common shares for total proceeds of $2,448,720 to 9 investors under private placements. The Company believes that each issuance and sale of such securities was exempt from registration pursuant to Section 3(b) of the Act and/or Rule 504 promulgated thereunder.

Proceeds of the Company’s Private Placement Offerings, net of commissions and costs have been applied by the Company solely to capital contributions to the Joint Venture with Biotherapies, payments to Biotherapies (as per the JV Operating Agreement) and payment of general operating expenses, current and future.  The Company believes that such offerings are exempt from registration pursuant to Regulation D and Sections 3(b) or 4(2) of the Act as well as relevant exemptions in accordance with the Canadian Securities Laws and provincial authorities, including Section 74(2)(4) of the Securities Act (British Columbia) and 107(1)(d) of the Securities Act (Alberta).

All proceeds of the Company’s private placement offerings, minus sales commissions not exceeding ten percent (10%) of the amount thereof, have been applied by the Company solely to investments in investee companies, including capital contributions to the Biomedical Diagnostics’ joint venture, and payment of general operating expenses.  Except to the extent disclosed herein Item 10, “Executive Compensation”, none of the proceeds were paid, directly or indirectly, to directors, officers, general partners of the Company, 10% shareholders or any of their affiliates (other than payments made to Biotherapies, which is an affiliate of Dr. Paul Ervin, a member of the Scientific Advisory Board, and to PDL, which is an affiliate of Dr. Bob Petersen, a member of the Scientific Advisory Board).

All of the Class A Stock is restricted as to retransfer.  There is no liquid market for the securities. None is expected to develop.  In certain events relating to liquidation, dissolution, consolidation or winding up of the Company, holders of the Class A Stock are entitled to receive an amount equal to the original purchase price per share for the Class A Stock plus an amount equal to all declared but unpaid dividends thereon (the “Preference Amount”).  After the full liquidation preference on all outstanding shares of the Class A Stock has been paid, any remaining funds and assets of the Company legally available for distribution to shareholders are distributed pro rata among the holders of the Class A Stock and the Common Stock on an “as-if-converted” basis.  If the Company has insufficient assets to permit payment of the Preference Amount in full to all the Class A Stock shareholders, then the holders of the Class A Stock will receive lesser payments in proportion to the Preference Amount each such holder would otherwise be entitled to receive, without any distribution to the holders of the Common Stock.

The Company has rights to redeem all of the outstanding Class A Stock at any time.  The redemption price is 110% of the initial purchase price of the Class A Stock plus all declared but unpaid dividends. The Company has no plans to redeem any Class A Stock at the present time.

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

ITEM 6.            MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

YOU SHOULD READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-KSB.  ALL STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-KSB RELATED TO GBI’s CHANGING FINANCIAL OPERATIONS AND EXPECTED FUTURE GROWTH CONSTITUTE FORWARD-LOOKING STATEMENTS.  THE ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED OR EXPRESSED IN SUCH STATEMENTS.  SEE “SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS.”

GENERAL

In the last quarter of 2001, the Company purchased the remaining 50% interest in Biomedical Diagnostics, LLC from Biotherapies, Inc. making the Company the sole owner of the LLC.

Under the Purchase Agreement, Biotherapies has sublicensed the MSA technology and will license pipeline technologies to the Company. In addition, the Company shall have a right to be notified of any new protein sequence and technology developed by Biotherapies applicable to product development of diagnostic tests for other cancers before such technology is disclosed to other parties for possible licensing. Test formats and diagnostic products for prostate, ovarian, lung, colon and skin cancers are currently in the development pipeline.

Biomedical Diagnostics introduced its first breast cancer related blood test in June 2001.

The Company has committed to fund operating costs of Biomedical Diagnostics of at least $1,000,000 in support of product development of the mammastatin, prostate and ovarian technologies on or before November 30, 2002.  As at December 31, 2001, $230,000 has been contributed against this commitment.

As at December 31, 2001, the Company held a 33% equity investment in Prion Developmental Laboratories, Inc. (PDL), a privately held biotechnology company specializing in the development of rapid and inexpensive diagnostic tests to detect “Mad Cow Disease”. PDL has developed the lateral flow strip test. It is similar to a home pregnancy test and is used on-site taking less than five minutes to complete. Currently there are no rapid tests that can be performed at the slaughterhouse that will ensure that cattle with Mad Cow Disease do not enter the human food chain. In addition to BSE, the PDL test platform has also been used to successfully detect prion diseases in human and other animal brain tissue.

As of December 31, 2001, the Company held a 26.3% equity interest in Biotherapies, a privately held biotechnology company specializing in the development of innovative cancer diagnostic and therapeutic products. Biotherapies holds the exclusive rights, through the University of Michigan, to patents pending for the use of Mammastatin as a diagnostic and therapeutic for breast cancer.

CRITICAL ACCOUNTING POLICIES

The Company’s discussion and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, management re-evaluates its estimates and judgements, particularly those related to the determination of the impairment of its equity investments and intangible assets.  Actual results could differ from the estimates. The Company believes the following critical accounting policies require its more significant judgement and estimates used in the preparation of the consolidated financial statements.

The consolidated financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations.  If the Company were not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements.  As described elsewhere in this report, at December 31, 2001, there are certain conditions that currently exist which raise substantial doubt about the validity of this assumption.  While the Company anticipates raising additional private placement funds to remove the substantial doubt, these private placements are not assured.  Failure to raise additional funds may result in the Company curtailing operations or writing assets and liabilities down to liquidation values, or both.

The Company’s investee companies are recorded using the equity method. These companies are development stage biotechnology companies that do not have long-established products or proven technologies. Therefore, these investments may be subject to write-down for impairment whenever events or changes in circumstances indicate that a loss in value is other than temporary.

When the Company acquires technology, the rights to manufacture and sell a product, it records the purchase price less the value of related liabilities assumed as intangible assets. The Company uses the assistance of experts to help allocate the purchase price to the fair value of the various intangible assets acquired. Then, the Company estimates the economic useful life of each of these intangible assets in order to amortize their cost as an expense in the statement of operations over the estimated economic useful life of the related asset. The factors that drive the actual economic useful life of a pharmaceutical product are inherently uncertain, and include patent protection, competition by similar products, future introductions of competing products, the impact of promotional efforts and many other issues. The Company uses all of these factors in initially estimating the economic useful lives of its products, and also continuously monitors these factors to assess if changes in estimates are required.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142 “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized. Separate intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. SFAS No. 142 also establishes a new method of testing goodwill and other intangible assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of that goodwill or other intangible asset below its carrying value. The amortization provisions of SFAS No. 142 apply to goodwill and other intangible assets acquired after June 30, 2001.

RESULTS OF OPERATIONS

Year ended December 31, 2001 compared to December 31, 2000:

For the year ended December 31, 2001, the Company incurred a net loss after extraordinary items of $15,368,941 compared to $5,868,006 for the year ended December 31, 2000, an increase of $9,500,935.

Amortization is calculated on the Company’s property and equipment and medical technology licenses.  Amortization increased by $190,547 in the year ended December 31, 2001 due to the amortization of acquired medical technology licenses acquired pursuant to the LLC acquisition in November, 2001.

Investor relations are costs incurred by the company for general financing services and investor relations.  These costs increased by $194,231 for the year ended December 31, 2001 due to the fair value of warrants and options issued to service providers of $394,206 and the fair value of common shares issued of $91,500.  Investor relations expenses have increased as the Company has added additional consultants to increase the Company’s public exposure.

Legal and Accounting expenses increased by $102,877 for the year ended December 31, 2001 due to increased financial reporting requirements from the Company’s acquisitions and the defence of legal matters.

Management and consulting fees increased by $2,667,159 for the year ended December 31, 2001.  The increase is due primarily to an increase of $2,079,595 of non-cash compensation primarily related to stock compensation costs for options and other equity instruments issued to management and consultants of the company for services in the year and additional consultants hired for general financing and other services.

Rent and occupancy costs increased by $198,499 due to the lease of a second office in fiscal year 2001.  Management is currently attempting to sublease this location, and has accrued the estimated net future cash outflows of $160,000 for this premises at December 31, 2001.

Salaries and benefits increased by $122,712 for the year ended December 31, 2001 reflecting salary and severance costs of three full-time office staff hired for one-half of the year and subsequently terminated.

In-process research and development increased by $750,000 for the year ended December 31, 2001 relating to the estimated fair value of in-process research and development acquired in the acquisition of the remaining 50% of LLC.

Research and development expenses of $102,396 were recorded in the year ended December 31, 2001 relating to the expenses incurred by the LLC for the one month ended December 31, 2001.

Interest and bank charges increased by $965,209 for the year ended December 31, 2001 due to the increase in the deemed discounts related to equity instruments issued along with promissory notes.  The fair value of the equity instruments issued along with promissory notes is amortized to interest expense over the term of the promissory notes.

Equity in loss of investments increased by $3,301,346 for the year ended December 31, 2001.  Equity in loss in LLC increased by $1,306,346 due to the pickup 50% of the losses incurred by Diagnostics in the eleven month period ending November 30, 2001 and the amortization of excess investments in LLC.  Equity in loss of PDL increased by $1,009,135 due to the pickup of 25% of the losses incurred by PDL up to August 31, 2001 and 33% of the losses incurred for the remainder of the year ended December 31, 2001, the amortization of excess investments in PDL, and the write-down of the other than temporary decline in the value of PDL of $441,668.  Equity in loss of Biotherapies increased by $985,865 due to the pickup of 26% of the losses incurred by Biotherapies for the year ended December 31, 2001 and the amortization of excess investments in Biotherapies.

The Company incurred extraordinary losses on debt settlements during the year ended December 31, 2001 of $870,354.  No similar losses were incurred during fiscal year 2000.

Loss per share was ($1.02) in 2001 compared to ($0.65) in 2000. The increase in loss per share is due to the increase in the loss during the current 2001 year. The weighted average number of shares outstanding for the year ended December 31, 2001 was 15,107,237 compared to 9,209,570 for the year ended December 31, 2000.

The Company’s total assets as at December 31, 2001 totaled $15,179,029 compared to total assets of $10,658,071 as at December 31, 2000. The increase in the Company’s total assets in 2001 is the result of the acquisition of the remaining 50% of Biomedical Diagnostics LLC.

During 2001 the Company’s investment in Biotherapies Incorporated was reduced from a 26.6% equity interest to a 26.3% equity interest as Biotherapies Incorporated issued shares under private placements.  The Company also increased its equity interest in Prion Developmental Laboratories to 33% for consideration of $400,000. In August 2001, the Company issued 600,000 common shares of the Company with a fair market value of $1,680,000 to Biotherapies Incorporated as full satisfaction of the original Biomedical Diagnostics LLC Operating Agreement.

Stockholder equity as at December 31, 2001 was $9,660,743 compared to $7,300,225 as at December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in operating activities totaled ($1,437,240) for the year ended December 31, 2001 compared to ($1,655,216) for the year ended December 31, 2000. The decrease in cash flows used during 2001 relates primarily to the increases in accounts payable and accrued liabilities at December 31, 2001 compared to 2000 and additional non-cash stock based compensation used in 2001.

The Company expects to incur losses for at least the next few years, primarily due to the operation of Biomedical Diagnostics LLC. The Company expects the LLC to incur substantial research and development, sales, marketing and other expenses. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial.

The Company’s short-term funding requirements are currently being met through private placements and short-term convertible promissory notes. The majority of the promissory notes are placed with a significant shareholder of the Company. There can be no guarantee that the shareholder will continue to lend funds or that any other lender will provide short-term funds.

As discussed above, the Company is committed to funding Biomedical Diagnostics’ operating activities of at least $1,000,000 on or before November 30, 2002. The majority of the Company’s short-term convertible debt has already or will mature within the next 6 months. Because of these capital requirements, the Company intends to raise funds through registered offerings or exempt transactions.

The Company has signed a Letter of Intent with First Montauk Securities Corp. for a brokered private placement of up to $8,000,000.  There can be no assurances that any private placements will be completed.  The Company is also negotiating for other private placements should the Montauk transaction not complete.

A summary of the Company’s financial commitments are set out below:

Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Short-term debt	$2,007,310	$2,007,310	$—	$—	$—
Operating leases	$424,700	$128,230	$273,910	$22,560	$—
Unconditional purchase obligations	$1,500,000	$1,500,000	$—	$—	$—
Total contractual cash obligations	$3,932,010	$3,635,540	$273,910	$22,560	$—

As of December 31, 2001, the Company had cash on hand of approximately $238,333 and a working capital deficiency of $4,527,725.  In the opinion of management, cash on hand is sufficient for the next 4 months.

The Company, through the wholly-owned subsidiary Biomedical Diagnostics, LLC, is planning to increase its operating budget for 2002 to provide for an additional 9 full-time employees and to purchase additional laboratory equipment necessary for increased research and development activities. The Company has budgeted approximately $1,600,000 for these additional expenditures.

The Company’s future capital requirements will depend on many factors, including advancement of the Company’s LLC research and development programs; payments made to secure and develop additional cancer diagnostics technologies; the cost and availability of third-party financing for development and commercialization activities; and administrative and legal expenses. Should the Company not be able to secure additional financing when needed, it may be required to slow down or suspend its growth or reduce the scope of its current operations, any of which would have a material adverse effect on its business.

ITEM 7.          FINANCIAL STATEMENTS

The financial statements required by this Item begin on Page F-1 of this Form 10-KSB.

•             auditors’ report

•             audited consolidated balance sheet as of December 31, 2001

•             audited consolidated statement of income, cash flows and changes in stockholders’ equity for 2001 and 2000 and the period from September 19, 1994 (inception) to December 31, 2001

•             audited notes to consolidated financial statements.

ITEM 8.                              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9.                              DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The following sets forth certain information, with respect to each person who is currently an executive officer or director of GBI.

Name	Age	Position
E. Greg McCartney	50	Chairman of the Board, President, Chief Executive Officer

T.J. Lou McKinney, C.A.	67	Chief Financial Officer and Director

Lawrence J. Pasemko	65	Executive Vice President and Director

Ian B. Woods, M.D., Ph.D.	57	Vice President and Director

Robert Lutz	65	Director

Carol Patterson Neves	68	Director

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

L.J. PASEMKO - Currently the Executive Vice President, Mr. Pasemko was formerly the Chief Financial Officer of the Company from 1995 to April 2001. He now assumes the position of Executive Vice-President. Mr. Pasemko is President of Tynehead Capital Corp., a venture capital company assisting smaller enterprises, and President of Supercart Pacific Wholesale (Canada) Inc., a former distribution company carrying on business throughout the Pacific Northwest. He was formerly the CASE co-coordinator of the Federal Business Development Bank of Canada, President, General Manager of two automobile dealerships and owner of an industrial supply company. His earlier years were in management positions with Ford Motor Company and Chrysler Corporation.

T.J. LOU MCKINNEY, CA - Mr. McKinney was first appointed a Director of the Company in August 2000 and assumed the position of Chief Financial Officer in 2001. He has provided senior management and financial consulting services for over 30 years, most recently through Sperrin Enterprises, a private company that he founded in 1992.  He was a co-founder of Ondine Biopharma, Inc., where he served as CFO and Director until 1999, and worked as a financial advisor to Forbes Medi-Tech, a publicly listed biopharmaceutical company, from 1997 to 1998.  Previously, Mr. McKinney was President and CEO of two Canadian securities firms and served as Manager of Corporate Services for C.M. Oliver & Company, a British Columbia brokerage firm.  From 1961 to 1986 he held senior management positions in real estate development companies, was President and CEO of a Canadian institutional food distributor, and held senior financial positions with several large construction and real estate companies.  Mr. McKinney obtained his CA while working with Thorne, Mullholland, Howson & McPherson, the predecessor to KPMG.

DR. IAN B. WOODS, M.D., Ph.D. - Dr. Woods is the Company’s Vice President of Science and Technology. Dr. Woods was the Company’s Vice President, Operations from 1998 to 2000 and also serves as a Director.  Dr. Woods is the senior founding partner of the Burke Mountain Medical Centre in Port Coquitlam, British Columbia, where he has conducted a general medical practice since 1977.  Over the last 10 years, he has provided medical and scientific consulting services to a number of public and private companies in the medical sector.  He has also served for over 20 years at various times on the Medical Advisory, Pediatric Advisor, and Medical Manpower Committees on the Royal Columbian Hospital in British Columbia, Canada.  He received his Ph.D. in Physics and his M.D. from the University of British Columbia.

ROBERT F. LUTZ – Mr. Lutz is a Director of the Company and has been actively involved in five real estate development investments since his retirement in 1995. He was the founder of Continental Circuits Corp. and served as Chairman of the Board and President since its inception in 1975 until the corporation’s public offering in 1995. He held management positions in three start-up companies in the computer industry from 1969 through 1975 when he founded Continental Circuits Corp. Previously, Mr. Lutz was employed by The General Electric Company from 1960 through 1968 where he served in various positions of increasing responsibility.

CAROL PATTERSON NEVES - Ms. Neves was appointed a Director of the Company in March 1, 1999.  She was employed with Merrill Lynch, Pierce, Fenner & Smith for approximately 40 years prior to her retirement in 1996.  From 1986 to 1996, Ms. Neves was the First Vice President/Senior Research Analyst: Diversified Companies.  She was elected to the Institutional Investor Magazine All-American Research Team for thirteen consecutive years, was ranked one of the world’s top eight financial analysts in a UK Corporate Finance magazine in 1989 and has appeared as a guest on “Wall Street Week”.  Ms. Neves received her B.A. in Economics from Trinity College, her graduate certificate from Harvard Business School and her MBA from New York University.  Ms. Neves was first elected to the Board of Directors on March 1, 1999.

Each director holds office until the Company’s annual meeting of stockholders and until his/her successor is duly elected and qualified.  Officers are elected by the Board of Directors and hold office at the discretion of the Board of Directors.  There are no family relationships between any of the directors or executive officers of the Company.  Mr., McCartney, Mr. Pasemko, Mr. McKinney, Mr. Lutz, Dr. Woods and Ms. Neves were elected at a meeting of the stockholders held on October 24, 2001.

SECTION 16A BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934, as amended, generally requires the Company’s directors and executive officers and persons who own more than 10% of a registered class of the Company’s equity securities (10% owners) to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company.  Directors and executive officers and 10% owners are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.  No other reports were required to be filed during the fiscal year ended December 31, 2001.

ITEM 10.        EXECUTIVE COMPENSATION

The following table summarizes the aggregate compensation paid to GBI’s Chief Executive Officer and the four most highly compensated executive officers other than the CEO (the “Named Executive Officers”) during the fiscal year ended December 31, 2001.

SUMMARY COMPENSATION TABLE

Name and Principle Position	Annual Compensation				Long-Term Compensation
	Fiscal Year	Salary	Bonus	Other	Securities Underlying Options
E. Greg McCartney, President and Chief Executive Officer	2001 2000 1999	— — —	— — —	$94,998(1) $91,332(2) $91,332(2)	$501,000(5) — —

Lawrence J. Pasemko, Executive Vice President	2001 2000 1999	— — —	— — —	$94,998(1) $91,332(2) $91,332(2)	$501,000 (5) — —

T.J. Lou McKinney, Chief Financial Officer	2001 2000 1999	— — —	— — —	$60,000(3) — —	$261,900(6) — —

Dr. Ian Woods, Vice President	2001 2000 1999	— — —	— — —	$48,682(4) $61,200(4) $11,133(4)	$334,000(7) — —

Linda Allison, Ph.D., President and Chief Executive Officer	2001 2000 1999	— — —	— — —	— $120,000(8) —	— — —

(1)               Represents 1/2 of annual management fee paid to Tynehead Capital Corp.

(2)               Represents 1/3 of annual management fee paid to Tynehead Capital Corp.

(3)               Represents management fees paid to No. 134 Corporate Ventures.

(4)               Represents scientific consulting fees paid to Dr. Woods.

(5)               Represents stock options to purchase 300,000 common shares at an exercise price of $1.67 per share.

(6)               Represents stock options to purchase 90,000 common shares at an exercise price of $1.24 per share and stock options to purchase 90,000 common shares at an exercise price of $1.67 per share

(7)               Represents stock options to purchase 200,000 common shares at an exercise price of $1.67 per share.

(8)               Represents management and consulting fees paid to Snowdon & Associates Management Consulting Ltd. Dr. Allison served as President and Chief Executive Officer from November 1, 2000 to March 30, 2001.

STOCK OPTIONS

The following table provides information with respect to the stock option grants made to the Named Executive Officers during the 2001 fiscal year under GBI’s 2001 Stock Option Plan and options granted outside of the plan.  No stock appreciation rights were granted during such fiscal year to the Executive Officers.

OPTION GRANTS IN LAST FISCAL YEAR

Name	Individual Grants
	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/share)	Expiration Date
E. Greg McCartney	300,000	17%	$1.67	December 13, 2006

Lawrence Pasemko	300,000	17%	$1.67	December 13, 2006

Carol Patterson Neves	40,000	2.3%	$1.67	December 13, 2006

Dr. Ian Woods	200,000	11.3%	$1.67	December 13, 2006

T.J. Lou McKinney	90,000	5.1%	$1.24	December 13, 2006

T.J. Lou McKinney	90,000	5.1%	$1.67	December 13, 2006

AGGREGATED OPTION EXERCISE IN LAST FISCAL YEAR

	Shares Acquired on		Number of Unexercised options at Dec. 31, 2001	Value of unexercised in- the-money options at Dec 31, 2001
	Exercise	Value Realized $	Exercisable(1)	Exercisable(1)
E. Greg McCartney	22,500	$22,500	367,500	$84,225

Lawrence Pasemko	22,500	$22,500	367,500	$84,225

Carol Patterson Neves	—	—	90,000	$48,700

Dr. Ian Woods	—	—	290,000	$86,300

T.J. Lou McKinney	—	—	180,000	$62,100

(1) There were no unexercisable options as of December 31, 2001.

DIRECTOR COMPENSATION

Directors not otherwise employed by the Company did not receive cash compensation for serving on the Board of Directors during the fiscal year ended December 31, 2001; however, they did receive stock options.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL AGREEMENTS

Dr. Linda Allison was retained starting July 2000 under a consulting agreement between Snowdon & Associates Management Consulting Ltd. and the Company to serve as President and CEO. On November 24, 2000, the Company provided a letter that outlined the general terms of her full-time employment with the Company and confirmed that the Company would enter into an employment agreement on or about December 31, 2000. Snowdon/Allison did not respond to this letter and subsequent to December 31, 2000, Dr. Allison ceased employment with the Company.

Messrs. E. Greg McCartney, Chairman, and Larry Pasemko, Executive Vice-President, through their respective holding companies, were parties to an employment agreement dated September 1, 1998, between Tynehead Capital Corp. and the Company which expired on December 31, 2001. The employment agreement employed the executives, as independent contractors, to provide described management services to the Company, including setting objectives, structures, time frames, identifying resources required and allocating and utilizing such resources.  The Company paid a monthly management fee, subject to annual review, at $15,833 to Tynehead.  That amount was subject to annual review for increases only.  In addition, Tynehead was entitled to an annual incentive management fee on the basis of the recommendations of the Board taking into account the financial performance of the Company and other relevant factors.  The Board of Directors of the Company is currently controlled by the executives.

T.J. Louis McKinney is employed on a part-time basis as the Company’s Chief Financial Officer and is paid a monthly fee of $5,000. Dr. Ian B. Woods, M.D., Ph.D. is employed on a part-time basis and is paid a monthly fee of $3,000. No employment contract is in effect for either Messrs. McKinney or Woods.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information known to the Company, as of December 31, 2001, regarding the beneficial ownership of the Company’s voting securities by (i) each of the Company’s directors and executive officers, and (ii) all directors and executive officers of the Company as a group.  Except as indicated below, management is not aware of any individual or entity that owns 5% or more of the voting stock of the Company, unless otherwise indicated, each of the stockholders listed in the table below has sole voting and power of disposition with respect to shares beneficially owned by such stockholder.

Title of Class	Name and Address of Beneficial Owner		Number of Shares Beneficially Owned(2)	Percent of Outstanding Shares(3)	Percent of Voting Ownership(4)
Common shares	E. Greg McCartney	(1)	786,764(5)	3.52%	3.51%

Common shares	Lawrence J. Pasemko	(1)	797,764(5)	3.60%	3.56%

Common shares	T. J. Lou McKinney	(1)	180,000(5)	.81%	.80%

Common shares	Ian B. Woods, M.D., Ph.D.	(1)	590,000(5)	2.64%	2.63%

Common shares	Carol Patterson Neves	(1)	90,000(5)	.40%	.40%

Common shares	All directors and officers as a group		2,444,528	10.94%	10.91%

Common shares	Lutz Family Trust 71 Biltmore Estates Phoenix, AZ 85016		5,000,000(6)	22.37%	22.55%

Common shares	Biotherapies, Inc. 5592 Plymouth Road Ann Arbor, MI 48105		3,124,030	13.98%	13.95%

(1)               c/o Genesis Bioventures, Inc., 3153 King George Highway, Suite 1A, Surrey, British Columbia, Canada V4P 1B8

(2)               Number of shares beneficially owned includes all shares that the beneficial owner has a right to acquire within 60 days pursuant to options, warrants, rights, conversion privileges or similar obligations.

(3)               The percent is calculated by dividing the number of shares beneficially owned by the amount of outstanding securities plus the number of options and warrants beneficially owned by that owner.  The denominator does not include securities that any other person has the right to acquire within 60 days pursuant to options, warrants, rights, conversion privileges or similar obligations.

(4)               The percentage shown reflects voting ownership after taking into account the existing Class A preferred stock. None of the officers or directors owns any of the Class A Preferred Stock.

(5)               Includes vested options to purchase common shares held by such officers and directors.

(6)               The Trust also owns 50,000 shares of the Company’s Convertible Class A Preferred Stock.

ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In 2000, the Company issued 160,528 common shares to companies controlled by officers and directors of the Company to settle debt of $40,132. No gain or loss resulted from these debt settlements. Also in 2000, Dr. Linda Allison earned a cash finders’ fee of $120,000 from Prion Developmental Laboratories, Inc. upon the Company’s investment in Prion. Dr. Allison is the former President of the Company who introduced the Prion project to the Company. Dr. James Trotman, a former Director of the Company, earned a cash finders’ fee of $40,000 from Prion for his efforts in introducing the project to the Company. Dr. Trotman was not a Director at the time the Prion transaction was completed. The fees earned by Dr. Allison and Dr. Trotman have not been paid by Prion

During 2001 the Company issued 3,004,605 common shares and warrants to purchase 800,000 shares to settle an obligation of $3,500,000 incurred in 2000 to the Lutz Family Trust, controlled by Robert Lutz, a major shareholder and director.  The warrants have an exercise price of $2.00 per share and expire in May 2003.  Also during 2001 the Lutz Family Trust, in two series of loans of $700,000 and $1,600,000, advanced an additional $2,300,000 to the Company.  Of the $1,600,000 loan, $600,000 was repaid, leaving a total outstanding balance of $1,700,000 for both loans.  In addition, as additional compensation for the $700,000 loan the Company issued warrants to purchase 283,776 shares of common stock at $3.00 per share that expire in 2003.  The remaining $1,000,000 loan plus outstanding interest is convertible into common shares at $1.50 at the holder’s option.  On conversion the holder will receive warrants to purchase the number of shares equal to one-half the number of shares received on conversion with an exercise price of $3.00 and a three year term.

Also during 2001, the Company paid $210,163 under a management services contract to Tynehead Capital Corp., controlled by Greg McCartney and Larry Pasemko, directors and officers of the Company and $60,000 to No 134 Corporate Ventures Ltd. controlled by Louis McKinney, a director and officer.

ITEM 13.        EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of this Form 10-KSB:

(a) Exhibits:

Please see the Exhibit Index on Page E-1 of this Annual Report.

(b) Reports on Form 8-K:

1.          Amendment No. 1 to Current Report on Form 8-K, dated November 30, 2000, filed on February 15, 2002 in connection with the Company’s investment in Biotherapies, Inc. and Biomedical Diagnostics, LLC

2.          Current Report on Form 8-K, dated November 30, 2001, filed on December 17, 2001 regarding acquisition of remaining 50% interest in Biomedical Diagnostics, LLC from Biotherapies, Inc.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Genesis Bioventures, Inc.

By:	/s/ E.G. McCartney
Name:	E.G. McCartney
Chairman, President and Chief Executive Officer

April 12, 2002

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

Signature	Title	Date

/s/ E. Greg McCartney		April 12, 2002
E. Greg McCartney	Chairman of the Board President and Chief Executive Officer And Director

/s/ Lawrence J. Pasemko		April 12, 2002
Lawrence J. Pasemko	Executive Vice President and Director

/s/ Robert Lutz		April 12, 2002
Robert Lutz	Director

S-1

/s/ Ian B. Woods, M.D., Ph.D.		April 12, 2002
Ian B. Woods, M.D., Ph.D.	Vice President of Science and Technology and Director

/s/ Carol Patterson Neves		April 12, 2002
Carol Patterson Neves	Director

/s/ T.J. Lou McKinney, C.A.		April 12, 2002
T.J. Lou McKinney, C.A.	Chief Financial Officer and Director (principal financial and accounting officer)

S-2

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders

Genesis Bioventures, Inc.

We have audited the accompanying consolidated balance sheets of Genesis Bioventures, Inc. (formerly Biolabs, Inc.) (a Development Stage Company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2001 and 2000, and cumulative for the period from September 19, 1994 (inception) to December 31, 2001.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  The cumulative statements of operations, stockholders’ equity and cash flows for the period from September 19, 1994 (inception) to December 31, 2001 include amounts for the period from September 19, 1994 (inception) to December 31, 1999, which were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for the period September 14, 1994 through December 31, 1999 is based solely on the reports of other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genesis Bioventures, Inc. (formerly Biolabs, Inc.) (a Development Stage Company) as of December 31, 2001 and 2000 and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 and cumulative for the period from September 19, 1994 (inception) to December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 2 to the consolidated financial statements, effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, and certain provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Chartered Accountants

Vancouver, Canada

March 22, 2002

GENESIS BIOVENTURES, INC.

(Formerly Biolabs, Inc.)

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in United States dollars)

December 31, 2001 and 2000

	2001	2000
Assets

Current assets:
Cash and cash equivalents	$238,333	$284,306
Short-term investments	—	367,000
Accounts and other receivables	10,262	19,377
Prepaid expenses	109,900	50,500
Total current assets	358,495	721,183

Property and equipment (note 5)	192,901	32,489

Long-term equity investments (note 6)	2,122,373	9,904,399

Medical technology licenses (note 7)	12,505,260	—

	$15,179,029	$10,658,071

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$3,457,909	$516,031
Promissory notes payable (note 8)	1,428,311	2,841,815
Total current liabilities	4,886,220	3,357,846

Stock appreciation rights plan (note 9(d))	632,066	—

Stockholders’ equity (note 9):
Common stock, $.0001 par value:
Authorized: 100,000,000 shares
Issued: 2001 – 19,944,832; 2000 – 10,987,075	1,994	1,099
Preferred stock, $.0001 par value:
Authorized: 100,000,000 shares
Issued: 2001 – 176,562; 2000 – 1,241,536	18	124
Additional paid–in capital	34,407,044	16,859,624
Common share subscriptions	181,250	—
Deficit accumulated during the development stage	(24,929,563)	(9,560,622)
Total stockholders’ equity	9,660,743	7,300,225

	$15,179,029	$10,658,071

Going concern (note 1)

Commitments and contingencies (notes 3, 4 and 14)

See accompanying notes to consolidated financial statements.

Approved on behalf of the Board:

/s/ E. Greg McCartney	Director	/s/ Lawrence J. Pasemko	Director

GENESIS BIOVENTURES, INC.

(Formerly Biolabs, Inc.)

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in United States dollars)

	Years ended December 31,		Period from September 19, 1994 (inception) to December 31,
	2001	2000	2001
Expenses (income):
Amortization	$197,269	$6,722	$218,697
Loss (gain) on foreign exchange	22,682	(5,360)	17,322
Investor relations:
Stock-based compensation	485,706	—	485,706
Incurred	248,600	540,075	912,004
Legal and accounting	455,316	352,439	1,093,148
Listing and share transfer fees	46,905	58,454	190,954
Management and consulting fees:
Stock-based compensation	2,766,043	686,448	4,737,831
Incurred	1,091,461	503,897	1,859,161
Office and miscellaneous	94,359	100,153	298,484
Rent and occupancy costs	279,650	81,151	391,341
Salaries and benefits	173,977	51,265	248,023
Telephone	21,045	23,661	80,341
Travel and promotion	216,318	234,930	941,365
In-process research and development (note 3(a))	750,000	—	750,000
Research and development	102,396	—	102,396
	6,951,727	2,633,835	12,326,773

Loss before other income (expense)	(6,951,727)	(2,633,835)	(12,326,773)

Other income (expense):
Interest income	11,294	57,429	76,474
Interest and bank charges:
Incurred	(138,794)	(274,856)	(431,789)
Amortization of deemed discount (note 8)	(1,507,307)	(406,036)	(1,913,343)
Equity in loss of investments (note 6):
Prion Developmental Laboratories, Inc.	(1,722,844)	(713,709)	(2,436,553)
Biotherapies, Inc.	(2,061,622)	(1,075,758)	(3,315,237)
Biomedical Diagnostics, LLC	(2,127,587)	(821,241)	(3,357,253)
	(7,546,860)	(3,234,171)	(11,377,701)

Loss for the period before extraordinary items	(14,498,587)	(5,868,006)	(23,704,474)

Extraordinary loss on debt settlements (note 8(a))	(870,354)	—	(870,354)

Loss for the period	$(15,368,941)	$(5,868,006)	$(24,574,828)

Loss per common share before extraordinary items, basic and diluted (notes 2(l) and 9(f))	$(0.96)	$(0.65)	$(4.26)

Loss per common share, basic and diluted (notes 2(l) and 9(f))	$(1.02)	$(0.65)	(4.41)

Weighted average common shares outstanding, basic and diluted	15,107,237	9,209,570	5,648,952

See accompanying notes to consolidated financial statements.

GENESIS BIOVENTURES, INC.

(Formerly Biolabs, Inc.)

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity

(Expressed in United States dollars)

								Deficit
								accumulated
	Common shares		Common share		Preferred shares		Additional	during	Total
	Number	Amount	subscriptions		Number	Amount	paid–in	development	stockholders’
	of shares		Number	Amount	of shares		capital	stage	equity
		$		$		$	$	$	$
Issue of common stock for cash on organization of the Company	8,816,992	8,817	—	—	—	—	—	—	8,817
Loss for the period	—	—	—	—	—	—	—	(147,192)	(147,192)

Balance, December 31, 1995	8,816,992	8,817	—	—	—	—	—	(147,192)	(138,375)

Consolidation of shares in November on a 50 for 1 basis	(8,640,456)	(8,799)	—	—	—	—	8,799	—	—
Loss for the period	—	—	—	—	—	—	—	(184,403)	(184,403)

Balance, December 31, 1996	176,536	18	—	—	—	—	8,799	(331,595)	(322,778)

Issue of common stock for settlement of debt	3,000,000	300	—	—	—	—	119,700	—	120,000
Loss for the period	—	—	—	—	—	—	—	(191,118)	(191,118)

Balance, December 31, 1997	3,176,536	318	—	—	—	—	128,499	(522,713)	(393,896)

Issue of common stock for settlement of debt	3,000,000	300	—	—	—	—	347,095	—	347,395
Issue of common stock for cash	1,010,000	101	—	—	—	—	708,736	—	708,837
Loss for the period	—	—	—	—	—	—	—	(1,077,958)	(1,077,958)

Balance, December 31, 1998	7,186,536	719	—	—	—	—	1,184,330	(1,600,671)	(415,622)

Issue of common stock for settlement of debt	872,500	87	—	—	—	—	872,413	—	872,500
Common stock returned	(39)	—	—	—	—	—	—	—	—
Issue of common stock for services	60,000	6	—	—	—	—	59,994	—	60,000
Issue of common stock for shares of Biotherapies Incorporated	60,000	6	—	—	—	—	239,994	—	240,000
Issue of preferred stock for cash (net of beneficial feature)	—	—	—	—	2,000,000	200	5,210,976	—	5,211,176
Fair value of options issued to consultants	—	—	—	—	—	—	81,252	—	81,252
Beneficial feature of preferred stock issued	—	—	—	—	—	—	354,735	—	354,735
Deemed dividends on preferred stock (note 9(a))	—	—	—	—	—	—	232,065	(232,065)	—
Loss for the period	—	—	—	—	—	—	—	(1,737,210)	(1,737,210)

Balance, December 31, 1999	8,178,997	818	—	—	2,000,000	200	8,235,759	(3,569,946)	4,666,831

Issue of common stock for settlement of debt	240,528	24	—	—	—	—	309,498	—	309,522
Exercise of share purchase warrants for cash	9,000	1	—	—	—	—	62,999	—	63,000
Exercise of stock options for cash	68,500	7	—	—	—	—	129,593	—	129,600
Issue of common stock for cash (net of cash share issue costs of $214,139 and non–cash of $26,500)	629,586	63	—	—	—	—	2,058,013	—	2,058,076
Issue of common stock for financing services provided	2,000	—	—	—	—	—	26,500	—	26,500
Issue of common stock on acquisition (note 6(d))	1,100,000	110	—	—	—	—	4,330,590	—	4,330,700
Issue of warrants to holders of promissory notes	—	—	—	—	—	—	897,554	—	897,554
Issue of common stock on conversion of convertible preferred shares	758,464	76	—	—	(758,464)	(76)	—	—	—
Deemed dividends on preferred stock	—	—	—	—	—	—	122,670	(122,670)	—
Fair value of options issued to employees and consultants	—	—	—	—	—	—	686,448	—	686,448
Common shares subscribed, not issued	—	—	150,001	—	—	—	—	—	150,001
Note receivable share subscriptions	—	—	(150,001)	—	—	—	—	—	(150,001)
Loss for the period	—	—	—	—	—	—	—	(5,868,006)	(5,868,006)

Balance, December 31, 2000	10,987,075	1,099	—	—	1,241,536	124	16,859,624	(9,560,622)	7,300,225

Issue of common stock for settlement of debt and accrued interest (note 8(a))	1,004,605	100	—	—	—	—	1,757,959	—	1,758,059
Issue of common shares for cash (net of $15,001 non-cash issue costs)	70,589	7	—	—	—	—	134,994	—	135,001
Issue of common stock for share financing services provided	21,559	2	—	—	—	—	42,549	—	42,551
Issuance of common stock for cash (net of cash share issue costs of $86,515 and non-cash of $27,550)	691,000	69	—	—	—	—	957,366	—	957,435
Issue of common stock on conversion of convertible preferred shares	1,064,974	106	—	—	(1,064,974)	(106)	—	—	—
Issue of common stock on settlement of debt and accrued interest (note 8(a))	2,000,000	200	—	—	—	—	2,499,800	—	2,500,000
Issue of common stock for goods and services provided	111,510	11	50,000	91,250	—	—	237,849	—	329,110
Stock options exercised	196,500	20	—	—	—	—	217,980	—	218,000
Shares issued to Biotherapies, Inc. (note 5)	600,000	60	—	—	—	—	1,679,940	—	1,680,000
Fair value of options and warrants issued to consultants and major shareholders for consulting and general financing services	—	—	—	—	—	—	2,922,628	—	2,922,628
Shares issued to Biotherapies Inc. (note 3(a))	2,524,030	252	—	—	—	—	4,719,684	—	4,719,936
Issue of common stock for cash (net of $93,451 of cash and $32,556 of non–cash share issue costs)	667,101	67	—	—	—	—	874,577	—	874,644
Subscription receivable for issued shares	—	—	—	—	—	—	(15,000)	—	(15,000)
Common shares subscribed, not issued	—	—	60,000	90,000	—	—	—	—	90,000
Fair value of warrants issued for share financing costs	—	—	—	—	—	—	32,556	—	32,556
Issue of common stock for property and equipment	5,889	1	—	—	—	—	11,188	—	11,189
Dilution gain on shares issued by investee	—	—	—	—	—	—	53,635	—	53,635
Fair value of options and warrants issued to promissory note holders	—	—	—	—	—	—	885,427	—	885,427
Fair value of beneficial conversion feature of promissory note issued	—	—	—	—	—	—	534,288	—	534,288
Loss for the period	—	—	—	—	—	—	—	(15,368,941)	(15,368,941)

Balance, December 31, 2001	19,944,832	1,994	110,000	181,250	176,562	18	34,407,044	(24,929,563)	9,660,743

See accompanying notes to consolidated financial statements.

GENESIS BIOVENTURES, INC.

(Formerly Biolabs, Inc.)

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in United States dollars)

			Period from September 19, 1994 (inception) to December 31,

	Years ended December 31,
	2001	2000	2001
Cash flows from operating activities:
Loss for the period	$(15,368,941)	$(5,868,006)	$(24,574,828)
Items not affecting cash:
Amortization	197,269	6,722	218,697
Deemed discount amortization on promissory notes	1,507,307	514,369	2,021,676
Equity in loss on investment of Biomedical Diagnostics LLC	2,127,587	821,241	3,357,253
Equity in loss on investment of Biotherapies, Inc.	2,061,622	1,075,758	3,315,237
Equity in loss on investment of Prion Developmental Laboratories, Inc.	1,722,844	713,709	2,436,553
In-process research and development	750,000	—	750,000
Stock compensation	3,251,749	686,448	4,079,449
Stock appreciation rights plan	29,230	—	29,230
Extraordinary loss of debt settlement	870,354	—	870,354
Changes in operating assets and liabilities:
Accounts and other receivables	9,115	163	(10,262)
Prepaid expenses	44,466	(19,571)	(6,034)
Accounts payable and accrued liabilities	1,360,158	413,951	3,525,606
Net cash used in operating activities	(1,437,240)	(1,655,216)	(3,987,069)

Cash flows from investing activities:
Capital expenditures on property and equipment	(66,428)	(21,397)	(111,528)
Purchase of shares and bonds of Biotherapies, Inc.	—	(1,548,976)	(2,643,976)
Investment in Prion Developmental Laboratories, Inc.	(400,000)	(2,036,553)	(2,436,553)
Acquisition of Biomedical Diagnostics, LLC, net of cash acquired	(2,696,756)	—	(2,696,756)
Cash acquired on consolidation	8,617	—	8,617
Investment in Biomedical Diagnostics, LLC	—	—	(3,000,000)
Investment in I.D. Certify, Inc.	—	—	(800,160)
Deposit on future acquisitions	—	—	(50,000)
Purchase of short-term investments	—	(367,000)	(367,000)
Redemption of short-term investments	367,000		367,000
Net cash used in investing activities	(2,787,567)	(3,973,926)	(11,730,356)

Cash flows from financing activities:
Exercise of share purchase warrants	—	63,000	63,000
Exercise of stock options	218,000	129,600	347,600
Issuance of promissory notes	2,443,647	3,225,000	5,668,647
Repayment of promissory notes	(600,000)	—	(600,000)
Common stock issued for cash	2,027,187	2,084,576	4,820,600
Common stock subscriptions	90,000	—	90,000
Preferred stock issued for cash	—	—	5,565,911
Net cash provided by financing activities	4,178,834	5,502,176	15,955,758

Net increase (decrease) in cash and cash equivalents	(45,973)	(126,966)	238,333

Cash and cash equivalents, beginning of period	284,306	411,272	—

Cash and cash equivalents, end of period	$238,333	$284,306	$238,333

Supplemental disclosure:
Cash paid for:
Income taxes	$—	$—	$—
Interest	97,871	166,523	282,533
Non-cash activities:
Common stock issued to settle promissory notes payable and accounts payable and accrued liabilities	4,258,059	309,522	5,907,477
Common stock issued for shares of Biotherapies Inc. and patents	—	4,330,700	4,570,700
Discounts and beneficial conversion feature on promissory notes	1,419,715	897,554	2,317,269
Deemed dividends on preferred shares	—	122,670	354,735
Common stock issued on conversion of preferred shares	106	76	182
Contribution to BioMedical Diagnostics, LLC of rights acquired	—	2,680,860	2,680,860
Issuance of common stock and warrants for share financing services	75,107	—	75,107
Issuance of common stock on acquisition (note 6(a))	1,680,000		1,680,000
Shares issued as consideration for acquisition of 50% interest in LLC (note 3(a))	4,719,936		4,719,936
Subscription receivable for issued common shares	15,000	—	15,000
Common stock issued for fixed assets	11,189	—	11,189

See accompanying notes to consolidated financial statements.

GENESIS BIOVENTURES, INC.

(Formerly Biolabs, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2001 and 2000

Period from September 19, 1994 (inception) to December 31, 2001

1.              Nature of development stage activities and going concern:

The Company changed its name from Biolabs, Inc. to Genesis Bioventures, Inc. on October 29, 2001.  Biolabs, Inc. was incorporated in the State of New York on September 19, 1994.  The Company, through its subsidiary and equity investment companies, is engaged in the business of identifying and funding promising biotechnology companies involved in research and related product development in the fields of cancer therapy and cancer and prion disease diagnosing.

At December 31, 2001, the Company holds equity interests in: Biotherapies, Incorporated (“Biotherapies”), a company developing a potential therapeutic for breast cancer; and Prion Developmental Laboratories, Inc. (“PDL”), a private company that is developing a diagnostic test for prion diseases, a family of fatal neurodegenerative diseases that includes BSE or “Mad Cow Disease”.  Furthermore, Biomedical Diagnostics, LLC (“Diagnostics”), a wholly owned subsidiary has developed a screening diagnostic for breast cancer and through its license agreements with Biotherapies, will be developing potential screening diagnostics for the detection of ovarian and prostate cancers.

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

As of December 31, 2001, the Company is considered to be in the development stage as substantially all efforts are being directed towards the research and related development of medical diagnostics, and the Company has not generated revenues from these principal business activities.  The Company’s future operations are dependent upon it’s ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from its investments.  The Company is required to make a further cash payment of $1,500,000 prior to May 30, 2002 and fund certain research payments pursuant to an acquisition agreement (note 3(a)), and the Company’s equity investments will likely require additional funding from the Company to continue research and development and other operations activities.  The Company continues to experience negative cash flows from operations and is currently in default on certain of its promissory note obligations.  The Company has a working capital deficiency at December 31, 2001 of $4,527,725 (2000 - $2,636,663) and during the year ended December 31, 2001 used cash flow in operating activities of $1,437,240.  In addition, at December 31, 2001 the Company is not in compliance with the repayment terms on certain notes payable (note 8).  The Company is currently seeking additional funds through future debt or equity financings to offset future cash flow deficiencies.  Such financing may not be available or may not be available on reasonable terms.  The resolution of this going concern issue is dependent on the realization of management’s plans.  If management is unsuccessful in raising future debt or equity financings, the Company will be required to liquidate assets and curtail or possibly cease operations.

2.              Significant accounting policies:

(a)   Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Biomedical Diagnostics, LLC (“Diagnostics”).  The statement of operations includes the accounts of Diagnostics from November 30 (date of acquisition of control) to December 31, 2001.  All significant intercompany accounts and transactions have been eliminated.

The Company accounts for its investment in companies in which it has significant influence by the equity method.  The Company’s proportionate share of earnings (loss) as reported, net of amortization of the excess purchase price over the net assets acquired, is included in earnings and is added (deducted from) the cost of the investment.

(b)   Use of estimates:

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses for the reporting period.  Significant areas requiring the use of management estimates relate to the assessment of asset impairment provisions and provisions for contingencies.  Significant estimates of future operations and business outcomes were required to determine the allocation of consideration paid to acquired businesses (note 3), particularly to the determination of the amounts allocated to medical technology licenses and to in-process research and development.  Actual results may significantly differ from these estimates.

(c)   Foreign currency:

The functional currency of the Company and its wholly-owned subsidiary is the United States dollar.  Transactions in foreign currencies are translated into United States dollars at the rates in effect on the transaction date.  Exchange gains or losses arising on translation or settlement of foreign currency denominated monetary items are included in the statement of operations.

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

(f)    Prepaid expenses:

Prepaid expenses include prepaid insurance and deposits relating to future royalties.

(g)   Property and equipment:

Property and equipment are recorded at cost and are depreciated using the straight-line method over their estimated useful lives as follows:

Asset	Rate
Computer software	3 years
Furniture and fixtures	5 years
Office equipment	4 years
Leasehold improvements	Lease term
Machinery and equipment	5 years
Website development costs	2 years

The cost of maintenance and repairs are expensed as incurred.  The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable.

(h)   Medical technology licenses:

The Company amortizes the cost of acquired medical technology licenses for one technology over the lesser of the license term or the estimated period of benefit.  The medical technology licenses acquired through the Diagnostics acquisition are being amortized over 7 years.

(i)    Income taxes:

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

(j)      Impairment of assets:

The Company evaluates the recoverability of property and equipment, medical technology licenses and its equity accounted for investments whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  The Company recognizes an impairment loss related to property and equipment and medical technology licenses if the projected undiscounted future cash flows is less than the carrying amounts.  The amount of the impairment charge, if any, is measured equal to the excess of the carrying value over the asset’s fair value, generally determined using the future operating cash flows discounted at the Company’s average rate of cost of funds.  The assessment of the recoverability of property and equipment and medical technology licenses will be impacted if estimated future cash flows differ from those estimates.

A loss in the value of the Company’s equity investments is recognized when the loss in value is determined to be other than temporary based on the estimated future results of operations of the investee.

(k)     Research and development:

Research and development costs are expensed as incurred.

(l)      Loss per share:

Basic loss per share is computed by dividing loss for the period available to common stockholders by the weighted average number of common stock outstanding during the periods.  Loss available to common stockholders is increased by dividends on preferred stock.  Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock issuances, including options, warrants and convertible preferred stock, outstanding during the period.  As the Company has a net loss in each of the periods presented, basic and diluted loss per share are the same.

(m)    Stock-based compensation:

The Company accounts for its employee stock-based compensation arrangements in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations.  As such, compensation expense under fixed plans is recorded only if the market value of the underlying stock at the date of grant exceeds the exercise price.  The Company recognizes compensation expense for stock options, common stock and other equity instruments issued to non-employees for services received based upon the fair value of the equity instruments issued as the services are provided and the securities earned.

SFAS No. 123, “Accounting for Stock-Based Compensation”, requires entities that continue to apply the provisions of APB Opinion No. 25 for transactions with employees to provide pro forma net earnings (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair value based method defined in SFAS No. 123 had been applied to these transactions.  This information is presented in note 9(b).

(n)    Future pronouncements:

In August 2001, the FASB issued FAS No. 141, “Business Combinations” and FAS No. 142, “Goodwill and Other Intangible Assets”.  FAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  Use of the pooling-of-interests method is prohibited.  FAS No. 142 changes the accounting for goodwill from an amortization method to an annual impairment test and is required to goodwill arising on business combinations made after June 30, 2001 and, otherwise, be applied prospectively effective January 1, 2002.  Under this standard, the Company is required to perform an initial benchmark test of impairment of goodwill within six months of adoption and subsequent annual tests of impairment of goodwill will be at the reporting unit level.  If the carrying value of goodwill of a reporting unit exceeds the fair value of the reporting unit’s goodwill, the carrying value must be written down to fair value.  FAS No. 141 and FAS No. 142 have been applied by the Company in the year ended December 31, 2001 to the acquisition described in note 3(a).

(o)    Comparative figures:

Certain comparative figures have been reclassified to conform to the basis of presentation adopted for the current year.

3.     Acquisitions:

(a)          Biotherapies Incorporated:

On November 30, 2001, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with Biotherapies Incorporated, a Michigan corporation (“Biotherapies”), pursuant to which the Company acquired Biotherapies’ 50% interest in Biomedical Diagnostics LLC (the “LLC” or “Diagnostics”), a Michigan limited liability company.  Diagnostics principal operations include a diagnostic technology platform for application in the detection of various diseases including breast, ovarian and prostate cancers.

Total consideration and advances paid or payable by the Company on this acquisition totaled $8,840,408.  The Company paid Biotherapies $2,340,000 cash, including prepaid royalties and advances totaling $290,000, and issued 2,524,030 shares of its common stock with a fair value of $4,719,936.  The fair value of common shares represents the average quoted market value of the Company’s common shares on the acquisition consummation date of November 30, 2001 and the two days preceding that date.  On May 30, 2002, the six-month anniversary of the signing of the Purchase Agreement, the Company will be required to make an additional cash payment to Biotherapies in the amount of $1,500,000.  This obligation has been recorded at its estimated fair value, using a 12% discount rate, of $1,415,100.  The discount of $84,900 is being accreted through interest expense by the interest method over the period to May 30, 2002.  At December 31, 2001, the discounted loan payable balance had accreted to $1,429,266.  Estimated costs of the acquisition, consisting primarily of third party professional fees, totaled $365,372.

Concurrently with the execution of the Purchase Agreement, the Company and Biotherapies entered into numerous other agreements, including a certain Mammastatin Sublicense Agreement and a certain P&O Technology License Agreement.  Pursuant to the Sublicense Agreement, Biotherapies granted to the Company rights to make, use and sell certain proteins and antibodies, and tests to development or sell additional antibodies and/or diagnostic assays for the diagnosis of breast, prostate and/or ovarian cancers.  Under the agreement, the Company is required to pay Biotherapies a royalty of between ten percent (10%) and twenty percent (20%) of net sales generated, depending on the level of net sales in a given year.  As of November 30, 2001 and December 31, 2001, Genesis had pre-paid royalty payments pursuant to the Mammastatin Sublicense Agreement totalling $100,000.

Pursuant to the Purchase Agreement, the Company committed to fund the operating costs of the LLC of at least $1,000,000 in support of product development of the mammastatin, prostate and ovarian technologies on or before November 30, 2002.  As of December 31, 2001, $230,000 had been paid toward this commitment.

Biotherapies may terminate the Mammastatin Sublicense Agreement if the Company fails to (i) meet its commitment to fund operating costs of the LLC of at least $1,000,000; (ii) make any royalty payments due to Biotherapies; or (iii) achieve gross sales of the licensed technology of $7,500,000 within 24 months of the signing of the Purchase Agreement and $20,000,000 within 36 months of the signing of the Purchase Agreement.  The Company can cure the gross sales default by satisfying the royalty obligations that would have accrued had the target gross sales been met.  Biotherapies may terminate the P&O Technology License Agreement if the Company fails to meet its commitment to fund operating costs of the LLC of at lease $1,000,000 or fails to make any required royalty payments due to Biotherapies.

The acquisition was recorded by the purchase method with the results of Diagnostics consolidated with the Company’s from the date of acquisition on November 30, 2001.  Prior to this acquisition, the Company accounted for its investment in Diagnostics using the equity method.  The total purchase price and advances of $8,840,408 has been allocated to the net assets acquired based upon their relative fair values as follows:

Fair value of assets acquired:
Medical technology licenses	$8,321,364
In-process research and development	750,000
Other current assets	8,617
Other assets	66,629
Prepaid royalty costs	100,000
Stock appreciation rights plan liabilities assumed	(301,418)
Other current liabilities assumed	(104,784)
$8,840,408

Consideration:
Cash	$2,340,000
Common shares	4,719,936
Loan payable ($1,500,000 less discount)	1,415,100
Expenses of acquisition	365,372
$8,840,408

The allocation of the cost of the Company’s acquisition to medical technology licenses of $8,321,364 reflects the estimated value of completed screening technology for the diagnosis of breast cancer and its potential application to ovarian and prostate cancer screening tests, which will be amortized over the estimated period of benefit of seven years.  The value assigned to in-process research and development of $750,000 is expensed at the date of acquisition and represents the estimated fair value of research in-progress at the acquisition date related to a new detection process and research and development related to a serum and screening diagnostic for ovarian and prostate cancers.  The estimated fair value of these projects was determined by management using a discounted cash flow model, using discount rates reflecting the stage of completion and the risks affecting the successful development and commercialization of the processes and diagnostic tests that were valued.

(b)    Dynamed Inc.:

In December 2000, the Company completed an agreement with Dynamed Inc. and certain shareholders of Biotherapies to receive 100,000 shares of Biotherapies (see note 6(b)) and a 50% interest in a joint venture company, BioMed Technologies LLC, in return for $50,000 cash, the Company’s investment in 800,000 shares of preferred stock of I.D. Certify Inc. and a warrant to purchase 160,000 common shares of I.D. Certify Inc., and 1,100,000 common shares of the Company.  Biotherapies also had a 50% interest in BioMed Technologies LLC.  The total purchase price of $5,180,860 has been allocated to the net assets acquired based upon their relative fair values as follows:

Fair value of assets acquired:
Investment in Biotherapies, Inc. common shares	$2,500,000
Patents and rights to prostate and ovarian diagnostics of joint venture	2,680,860
$5,180,860

Consideration:
Cash	$50,000
I.D. Certify preferred shares and warrant	800,160
Common shares of the Company	4,330,700
$5,180,860

The Company accounted for the transaction by valuing the cash and all common shares at fair value as evidenced by third party transactions.  The residual amount in the transaction was applied to the Company’s 50% interest in patents and rights held by BioMed Technologies LLC for prostate diagnostics and prostate therapeutics.

Prior to December 31, 2000, BioMed Technologies LLC was wound up and its only assets, including patents and technology rights, were transferred into Diagnostics (see note 6(a)) to provide the Company with a 50% interest in the technology.

(c)     Pro forma information:

The following unaudited pro forma financial information give effect to the Company’s acquisitions of the remaining 50% interest in Biomedical Diagnostics, LLC and the Dynamed transaction as if the acquisitions had taken place at the beginning of the respective years presented below.  Appropriate adjustments have been made to reflect the accounting basis used in recording the acquisition.  The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the future results of operations of the Company after its investment in Diagnostics or what the financial position or results of operations of the Company would have been had the acquisitions occurred at the date indicated.  Included in the pro forma loss for the period before extraordinary items and loss for the period is a non-recurring charge of $750,000 related to in-process research and development acquired in the acquisition of the remaining 50% interest in Diagnostics (note 3(a)).

	2001	2000
Loss for the period, before extraordinary items	$(15,404,926)	$(8,973,513)
Loss for the period	(16,275,280)	(8,973,513)
Basic and diluted loss per share, before extraordinary items	(0.88)	(0.71)
Basic and diluted loss per share	(0.93)	(0.71)

4.     Legal proceedings:

(a)          On November 1, 2001, a Statement of Claim was filed in the Supreme Court of British Columbia by a former consultant against the Company and a director of the Company seeking payment of 500,000 common shares of the Company for consulting services performed.  The plaintiff is seeking specific performance of the agreement or damages in lieu of specific performance.

The Company’s position is that in a letter of agreement dated April 24, 2001, the plaintiff agreed to accept 250,000 options at $1.50 per share and to receive no additional shares of the Company.  The Company has recorded the fair value of the 250,000 options in these consolidated financial statements with an offsetting charge to consulting fees.

(b)         A former employee of the company has filed a claim for wrongful termination during the year.  The former employee is seeking general and special damages including the value of 500,000 common shares and 90,000 stock options of the Company.  The Company has filed a counterclaim against the employee for damages for breach of contract and fraudulent or negligent misrepresentation.

The Company has determined that it is not possible at this time to predict the final outcome of these legal proceedings and that it is not possible to establish a reasonable estimate of possible damages, if any, or reasonably to estimate the range of possible damages that may be awarded to the plaintiffs.  Any adjustments to the amounts recognized will be recorded with determinable.

5.     Property and equipment:

        Property and equipment consists of the following:

	2001	2000
Computer software	$3,388	$3,211
Furniture and fixtures	3,943	3,943
Leasehold improvements	46,363	—
Office equipment	77,707	37,946
Machinery and equipment	165,308	—
Website development costs	53,886	—
	350,595	45,100
Accumulated amortization	(157,694)	(12,611)
	$192,901	$32,489

6.     Long-term equity investments:

        Long-term investments:

	Ownership percentage	2001	2000
Equity method:
Biomedical Diagnostics, LLC (a)	(2001 – 50% to November 20, 2001 and consolidated thereafter (note 3(a)); 2000 - 50%)	$—	$4,451,194

Biotherapies, Inc. (b)	(2001 - 26.3%; 2000 - 26.6%)	2,122,373	4,130,361

Prion Developmental Laboratories, Ltd. (c)	(2001 - 33%; 2000 - 25%)	—	1,322,844
		$2,122,373	$9,904,399

(a)     Investment in Biomedical Diagnostics, LLC:

	2001	2000
Investment in Biomedical Diagnostics, LLC, at cost	$—	$5,680,860
Equity in losses	—	(1,229,666)
	$—	$4,451,194

The Company entered into a joint venture agreement dated November 8, 1998 with Biotherapies for the development of a mammastatin diagnostic assay through the formation of Diagnostics.  The diagnostic assay being developed will be used as a cancer screening method.  Under the terms of the amended agreement dated November 8, 1998, both parties to the agreement had a 50% equity interest in Diagnostics, but voting control of Diagnostics was held by Biotherapies.  The Company accounted for its investment in Diagnostics using the equity method.

In December 2000, the Company contributed its 50% interest in certain technology and technology rights to ovarian and prostate diagnostics, received as part of the Dynamed transaction, to Diagnostics (see note 3(b)).

Pursuant to a Letter of Intent dated August 20, 2001 between the Company and Biotherapies, the Company issued 600,000 common shares with a fair value of $1,680,000 to Biotherapies, Inc. which was deemed to be full payment for amounts owing under the Amended and Restated Operating Agreement.  The fair value of the common shares represents the quoted market value at the date of their issuance.  The Company accounted for this transaction as an additional investment in Diagnostics.

On November 30, 2001, the Company acquired the remaining 50% interest in Diagnostics from Biotherapies and commenced the consolidation of the operations of Diagnostics with those of the Company (see note 3).  The carrying value of the Company’s original 50% equity investment in Diagnostics at November 30, 2001 of $4,003,607, was allocated to remaining net assets as follows:

Medical technology licenses	$4,334,563
Other current assets	8,617
Other assets	66,629
Stock appreciation rights plan liabilities assumed	(301,418)
Other current liabilities assumed	(104,784)
$4,003,607

Details of Diagnostic’s reported results of operations (which excludes the amortization of the excess of the Company’s investment over the net book value of Diagnostics at the date of acquisition) are set out below:

	January 1, 2001 to November 30, 2001	2000
Research and development	$473,340	$239,788
Selling and administration	915,452	389,240

Operating loss	(1,388,792)	(629,028)
Other income	12,190	34,092
Loss for the period	$(1,376,602)	$(594,936)

(b)    Investment in Biotherapies, Incorporated:

	2001	2000
Investment in Biotherapies	$5,437,611	$5,383,976
Equity in losses	(3,315,238)	(1,253,615)
	$2,122,373	$4,130,361

The Company has made the following investments in Biotherapies, a biotechnology company developing a potential therapeutic for breast cancer (number of common shares retroactively restated for a 8.3:1 stock split by Biotherapies in 2001):

Transaction	Date	Common shares	Common share investment	Bond
Cash investment in common shares	March, 1998	498,000	$420,000	—
Cash and equity investment in common shares	September, 1999	340,300	915,000	—
Cash investment in bonds	March, 2000	—	—	400,000
Conversion of bond receivable to common shares	March, 2000	132,800	400,000	(400,000)
Cash investment in common shares	June, 2000	365,200	1,100,000	—
Cash investment in common shares (3(b))	December, 2000	830,000	2,500,000	—
Direct acquisition costs		—	48,976
Dilution gain	March, 2001	—	53,635	—
		2,166,300	$5,437,611	—

The Company uses the equity method of accounting for its investment in Biotherapies.  The excess of each investment in Biotherapies over the Company’s then proportionate interests in the net assets of Biotherapies at each purchase step is being amortized over three years.  The Company’s ownership percentage decreased from 26.6% to 26.3% during the year ended December 31, 2001 upon the issuance of shares of Biotherapies to third parties resulting in a dilution gain of $53,635 which has been recorded as an equity transaction to additional paid-in capital.

Details of Biotherapies’ reported results of operations are set out below (which excludes amortization of the excess of the Company’s investment over the net book value of Biotherapies at the dates of acquisition and intercompany transactions with the Company):

	2001	2000
Revenue	$59,209	$—

Research and development	920,813	1,416,320
Administration	638,290	1,233,719

Operating loss	(1,499,894)	(2,650,039)
Other expenses	(12,345)	(43,073)
Loss for the period	$(1,512,239)	$(2,693,112)

(c)     Investment in Prion Development Laboratories, Inc.:

	2001	2000
Investment in Prion Developmental Laboratories, Inc.	$2,436,553	$2,036,553
Equity in losses and write-down	(2,436,553)	(713,709)
	$—	$1,322,844

Pursuant to an investment agreement dated on September 8, 2000, the Company acquired 1,000,000 common shares of Prion Developmental Laboratories, Inc. (“PDL”) and a warrant to purchase an additional 1,000,000 common shares of PDL at an exercise price of $0.40 per common share for total cash consideration of $1,000,010.  On November 21, 2000, the Company purchased a further 1,000,000 common shares pursuant to the investment agreement for cash consideration of $1,000,000.  On August 22, 2001, the Company exercised its warrant to purchase an additional 1,000,000 common shares of PDL for $400,000, giving the Company a 33% equity interest in PDL.  PDL is a development stage biotechnology company developing diagnostic tests for prion diseases.

The Company accounts for its investment in PDL by the equity method from September 8, 2000, the date of initial investment acquisition.  The excess of each investment in PDL over the Company’s then proportionate interests in the net assets of PDL at each purchase step is being amortized over the estimated life of PDL’s existing research contracts of three years.

At December 31, 2001, PDL had limited its research and development activities due to inadequate cash resources and PDL had a working capital deficiency of $1,524,918.  Consequently, at December 31, 2001, the Company determined that there was an other than temporary loss in value and wrote down the investment balance to nil.  The write down of $441,668 is included in equity in loss of investments.

Details of PDL’s reported results of operations for the year ended December 31, 2001 and the period from September 8, 2000 to December 31, 2000 are set out below:

	2001	2000
Revenue	$—	$—
Research, development and administration	1,834,339	2,002,247

Operating loss	1,834,339	2,002,247
Interest income	1,393	5,559
Loss for the period	$1,832,946	$1,996,688

7.     Medical technology licenses:

	2001	2000
Medical technology licenses	$12,655,926	$—
Accumulated amortization	(150,666)	—
	$12,505,260	$—

Pursuant to the acquisition of LLC, the Company acquired a license to utilize certain diagnostic technology for use in detecting various diseases including breast, ovarian and prostate cancers (note 3).

8.     Promissory notes:

Promissory notes payable:

	2001	2000
Payable to private investors:
Issued:
April 27, 2000 (a)	$—	$1,500,000
September 11, 2000 (a)	—	2,000,000
August through October, 2001 (d)	143,647	—
Other – Biotherapies	43,062	—

Shareholders and directors:
July 3 and October 3, 2001 (b)	600,000	—
October 30, 2001 (b)	100,000	—
November 26, 2001 (b)	1,000,000	—
	1,886,709	3,500,000

Cash financing costs, unamortized	—	(166,667)
Non-cash financing costs, unamortized	(458,398)	(491,518)
	(458,398)	(658,185)
	$1,428,311	$2,841,815

                        (a)   On April 27, 2000 and September 11, 2000, the Company issued $1,500,000 and $2,000,000 promissory notes to a private investor.  Both promissory notes bear interest at an annual rate of 10% compounded semi-annually and are payable monthly.  The notes are repayable within the earlier of twelve months of issuance and ten days after completion of a financing with aggregate net proceeds of $10,000,000 or more.

Under the terms of the financing agreements, the Company granted 300,000 warrants for the $1,500,000 financing and 500,000 warrants for the $2,000,000 financing.  The warrants entitle the holder to acquire one common share at an exercise price of $6.50 per share until October 27, 2001 and one common share at an exercise price of $4.00 per share until September 11, 2002, respectively.  The estimated fair value of the warrants of $897,554 was recorded as a discount to the promissory notes and is being amortized to interest expense over the one year term of the promissory notes.  This resulted in additional interest expense during the year ended December 31, 2001 of $491,518 (2000 - $406,036).  The unamortized discount at December 31, 2001 is nil (2000 - $491,518).

In May 2001, the Company committed to issue 2,000,000 common shares of the Company in settlement of an outstanding $2,000,000 promissory note to the private investor and shareholder resulting in an extraordinary loss on settlement of $500,000 based on the market value of the common shares at the date of agreement to settle.  In addition, 800,000 warrants previously provided to this lender as part of the original promissory note financing and 181,818 warrants previously provided to this lender as part of a private placement, were repriced to reduce the exercise price to $2.00 per common share and the term to expiry of the options was extended to 24 months after the modification date.  The incremental value of the repriced 800,000 warrants in excess of the original amount of $388,787 has been recorded as an additional discount on the promissory note financed and has been recorded in interest expense in the statement of operations.

During 2001, the Company issued 1,004,605 common shares to settle the $1,500,000 in promissory notes and related interest owing to the private investor, which had a carrying value of $1,387,805.  The Company recognized an extraordinary loss on debt settlement of $370,354 based upon the market value of the shares at the date of agreement to settle.

                        (b)   On July 3 and October 3, 2001, the Company borrowed $500,000 and $100,000, respectively, from the private investor and major shareholder.  Interest accrues on the loan at a rate of 10% per annum, compounded semi-annually and is secured by a promissory note.  On October 30, 2001 a further $100,000 was advanced to the Company.  The promissory note bears interest at 1% per month.  As consideration for the loans, the Company issued 33,776 common share purchase warrants with an exercise price of $3.00 expiring October 1, 2003 and a warrant to acquire up to 250,000 common shares of the Company at $3.00 per share expiring May 30, 2003.  The notes are due and payable on the earlier of 90 days from the date funds are advanced or 10 days after the completion of a financing of not less than $5,000,000.  The fair value of the warrants of $467,158 has been recorded as a discount to the promissory notes and was being amortized over the estimated period to maturity of the loans.  By December 31, 2001, the loans had matured, but have not been repaid.  The Company’s intent is to repay the loans when additional financing is secured.  The lender has not demanded repayment.

(c)          On October 24, 2001, the major shareholder became a director of the Company and on November 26, 2001, advanced a further $1,600,000 to the Company, $600,000 of which was repaid on December 27, 2001.  The outstanding balance bears interest at 10% per annum, compounded semi-annually, is secured by the promissory note, and matures May 23, 2002.  The outstanding principal and interest balance is convertible into common shares at a price of $1.50 per share at the holder’s option.  If the holder elects to convert, the holder receives common share purchase warrants to acquire one-half of the number of common shares received on conversion.  The warrants would have an exercise price of $2.50 and expire three years after issuance.  A beneficial conversion feature totaling $534,288 has been recorded and is recognized over the term to maturity of the loan as additional interest expense.  The fair value of the warrants at the commitment date of $261,955 will be recognized on conversion.

(d)         During August through October 2001, the Company raised a further $143,647 through the issuance of promissory notes to third parties.  The notes bear interest from 5% per month to 10% per annum, are unsecured and mature 90 to 150 days after funds are advanced.  Warrants to acquire 35,000 common shares were issued as consideration for the loans.  The fair value of the warrants of $31,580 has been recorded as a discount to the promissory notes and is being amortized over the term of the notes to interest expense.  The loans have matured, but they have not been repaid by the Company.  The lenders have not demanded repayment of the loans.

9.     Stockholders’ equity:

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

Certain of the Preferred Shares were issued for cash consideration at a price that was less than the market price of the Company’s common shares on the date of agreement for issuance.  This difference represents a beneficial conversion feature attached to the Preferred Shares.  The discount resulting from the allocation of the proceeds to the beneficial conversion feature of $354,735 was recorded as a dividend or return to the preferred shareholders over the minimum period to conversion using the effective yield method and dividends were fully recognized during the year ended December 31, 2000.

During the year ended December 31, 2001, 1,064,974 (2000 – 758,464) preferred shares were converted to common stock.

(b)         Stock options and stock-based compensation:

Stock options:

During fiscal year 2000, the Company adopted a new stock option plan, “Year 2000 Stock Option Plan”.  The Company adopted a new stock option plan in fiscal year 2001, “Year 2001 Stock Option Plan”, that authorizes for the issuance of 2,000,000 stock options to officers, directors, employees, and consultants to acquire shares of the Company’s common stock.

The Board of Directors determines the terms of the options granted, including the number of options granted, the exercise price and the vesting schedule.  The exercise price for the stock options shall not be less than the fair market value of the underlying stock at the date of grant, and have terms no longer than ten years from the date of grant.

Stock option activity since the inception of the Company’s plans is presented below:

	Number of shares	Weighted average exercise price
Options outstanding at December 31, 1999	895,000	$2.58
Granted	120,000	3.89
Cancelled	(386,500)	4.30
Exercised	(68,500)	1.89

Options outstanding at December 31, 2000	560,000	1.62
Granted	1,566,500	1.83
Cancelled	(145,000)	2.84
Exercised	(196,500)	1.31

Options outstanding at December 31, 2001	1,785,000	$1.74

The following table summarizes the stock options outstanding at December 31, 2001:

	Options outstanding			Options exercisable
Range of exercise price	Number of shares	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$1.00 – 1.24	415,000	1.84	$1.09	415,000	$1.09
$1.67 – 2.50	1,295,000	4.10	1.75	1,150,000	1.70
$3.81 – 5.75	75,000	2.58	5.22	75,000	5.22
	1,785,000	3.51	$1.74	1,640,000	1.71

The Company has committed to issue 250,000 options as settlement of a legal action (see note 4(a)).  The Company has committed to issue 15,000 options to a director as consideration for director services provided.

In addition to the above option plan activity, the Company granted the following options outside of its option plan to certain officers during December 2001:

Stock options issued outside of plans:

Expiry	Exercise price per share	Outstanding options
		2001	2000
December 2006	$1.67	200,000	—

These options are fully vested and all are outstanding as of December 31, 2001.

As explained in note 2(m), the Company has adopted only the disclosure provisions of FAS No. 123 for options granted to employees under the existing employee stock option plan.  FAS No. 123 uses a fair value method of calculating the cost of stock option grants.  Had compensation cost for the employee stock option plan been determined by this method, loss and basic loss per share at December 31, 2001 would have been as follows:

			Period from September 19, 1994 (inception) to December 31, 2001

	Years ended December 31,
	2001	2000
Loss:
As reported	$15,368,941	$5,868,006	$24,574,828
Pro forma	15,755,925	6,121,561	25,488,715

Basic and diluted loss per share:
As reported	$1.02	$0.65	$4.41
Pro forma	1.04	0.68	4.57

The weighted average fair value of options granted with an exercise price greater than the market price during the years ended December 31, 2001 and 2000 was $0.93 and nil per option, respectively.  The weighted average fair value of options granted with an exercise price equal to market price during the years ended December 31, 2001 and 2000 was $1.44 and nil per option, respectively.  The weighted average fair value of options granted with an exercise price less than the market price during the years ended December 31, 2001 and 2000 was $2.11 and $4.28 per option, respectively.

The Company has estimated the fair value of each option on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2001	2000
Expected dividend yield	0%	0%
Expected stock price volatility	128.3%	118.0%
Risk-free interest rate	4.3%	5.5%
Expected life of options	3.8 years	4.0 years

(c)     Share purchase warrants:

Share purchase warrants outstanding at December 31, 2001 and 2000 to purchase one common share of the Company are as follows:

Expiry dates	Exercise price per share	Outstanding warrants
		2001	2000

January 2001 (i)	$7.00	—	28,500
February 2001 (i)	11.125	—	4,950
March 2001 (i)	7.00	—	22,725
March 2001 (i)	11.125	—	4,950
May 2001 (i)	4.75	—	62,500
June 2001 (ii)	4.00	—	181,818
October 2001 (ii)	6.50	—	300,000
December 2001 (i)	3.00	—	35,095
March 2002 (ii)	4.00	—	500,000
April 2003 (ii)	2.00	981,818	—
May 2003 (iii)	3.00	250,000	—
April 2003 (iv)	2.20	145,000	—
July 2003 (iv)	3.00	64,000	—
July 2003 (v)	2.50	5,000	—
July 2003 (iv)	2.50	62,500	—
August 2003 (iii)	2.50	25,000	—
August 2003 (iv)	2.50	31,000	—
September 2003 (iii)	2.50	5,000	—
October 2003 (iii)	3.00	33,776	—
October 2004 (iii)	2.50	5,000	—
November 2004 (iv)	2.50	65,416	—
November 2004 (v)	3.87	140,000	—
December 2004 (iv)	2.50	298,234	—
December 2004 (iv)	2.50	25,000	—
December 2004 (v)	2.50	29,823	—
November 2006 (v)	2.50	100,000	—
December 2006 (v)	1.93	150,000	—

Total warrants outstanding, end of year		2,416,567	1,140,538

(i)          During 2000, the Company completed private placements issuing 700,175 units to investors for cash proceeds of $2,448,720 net of $214,129 of cash and $26,500 of common stock financing costs.  Each unit consists of one common share of the Company and one-half of one warrant, with two one-half warrants exercisable to purchase an additional one common share at an exercise price of between $3.00 and $11.125 per share.  Options expired during 2001.

(ii)      During 2000, 800,000 warrants were issued to the holders of note payables from the Company.  In 2001 upon conversion of these loans to common shares, the warrants along with 181,818 warrants issued on private placements were repriced an exercise price of $2.00 per share and extended until April 2003 (see note 8(a)).

(iii)  During 2001, 318,776 warrants were issued to holders of note payables from the Company (see note 8(b) and (d)).

(iv)    During 2001, the Company completed private placements issuing 1,092,300 units to investors for cash.  Each unit consists of one common share of the Company and one-half of one warrant, with two one-half warrants exercisable to purchase an additional one common share at an exercise price of between $2.00 and $3.00 per share.  The Company also completed a private placement for 145,000 units consisting of one common share of the Company and one warrant to purchase one additional common share at an exercise price of $2.20 per share.

(v)        During 2001, the Company issued 424,823 warrants to consultants for services provided.  The fair value of these warrants has been recorded as an expense and additional paid-in capital.

(d)         Stock appreciation rights plan:

The stock appreciation rights plan obligation was recorded by the Company upon the acquisition of the Company’s subsidiary, Diagnostics.  At the discretion of Diagnostics’ management, membership appreciation units were granted to certain employees of Diagnostics.  At the date of acquisition of Diagnostics and as at December 31, 2001, 6,800 units were granted of which 2,125 units had vested.  The liability pursuant to this plan is recognized over the vesting period based upon the difference between the estimated current market value of Diagnostics’ units over the deemed initial value at the date of grant.  The plan value is intended to be the fair market value of a membership interest in Diagnostics taking into consideration all objective and credible evidence such as third party transactions relating to Diagnostics.  Employees may redeem their vested units five years from the date of grant for cash at the appreciated value of the units.

The Company plans to settle the outstanding obligations through the issuance of the fixed options of the Company.  Any settlement will be recorded in the period an irrevocable agreement is reached.

(e)          Retirement plan:

The Company’s subsidiary sponsors a 401(k) plan for its employees.  No contributions have been made to the plan to December 31, 2001.

(f)            Earnings per share:

Loss attributed to common stockholders for basic and diluted loss per share is as follows:

	Year ended December 31,		Period from September 19, 1994 (inception) to
	2001	2000	December 31, 2001
Loss for the period before extraordinary items	$(14,498,587)	$(5,868,006)	$(23,704,474)
Extraordinary loss on debt settlements	(870,354)	—	(870,354)

Loss for the period	(15,368,941)	(5,868,006)	(24,574,828)

Preferred share dividends	—	(122,670)	(354,735)

Loss attributable to common stockholders	$(15,368,941)	$(5,990,676)	$(24,929,563)

10.  Related party transactions:

	2001	2000
(a) Management and consulting fees paid to officers and directors of the Company to companies controlled by the officers and directors of the Company	$370,163	$455,252

(b) Included in the consolidated balance sheet are the following amounts due to directors and officers and/or companies controlled by officers and directors of the Company:
Accounts payable and accrued liabilities	168,660	—

(i)          In 2000, the Company issued 160,528 common shares to companies controlled by officers and directors of the Company to settle debt of $40,132.  No gain or loss resulted from these debt settlements.

(ii)      The Company’s subsidiary, Diagnostics, leases its premises under an operating lease agreement with Biotherapies, an equity investee.  This lease expires in May 2002.

11.  Deferred tax assets and liabilities:

	2001	2000
Deferred tax assets:
Research and development credits and costs	$290,770	$19,732
Current liabilities	299,627	–
Equity investments	1,924,945	269,248
Operating loss carry forwards	3,005,286	1,896,790

Total deferred tax assets before valuation allowance	5,520,628	2,185,770
Valuation allowance	(4,047,175)	(2,185,770)

Net deferred tax asset after valuation allowance	1,473,453	—

Deferred tax liabilities:
Property and equipment	(35,210)	—
Medical technology licenses	(1,438,243)	—

Net deferred tax liability	$—	$—

Management believes that it is not more likely than not that it will create sufficient taxable income sufficient to realize its deferred tax assets.  It is reasonably possible these estimates could change due to future income and the timing and manner of the reversal of deferred tax liabilities.  Due to its losses, the Company has no income tax expense.

The Company has operating loss carry forwards for income tax purposes at December 31, 2001 of approximately $8,839,076.  Operating losses begin to expire in fiscal year 2019.

12.  Financial instruments:

Fair values:

The fair value of cash and cash equivalents, short-term investments, accounts and other receivables, and accounts payable and accrued liabilities approximates their financial statement carrying amounts due to the short-term maturities of these instruments.  The carrying amount of promissory notes payable approximates fair value since they have a short term to maturity.

Stock appreciation rights are carried at estimated fair value representing the estimated market value of the underlying shares of the Company’s subsidiary.

13.  Geographic information:

The Company has investments in property and equipment in the following countries:

	2001	2000
United States	$126,756	$—
Canada	66,145	32,489

The Company has not entered into any derivative agreements to manage its foreign exchange exposure.

14.  Commitments:

(a)     Operating leases:

The Company leases office facilities in British Columbia under operating lease agreements that expire in 2001 and 2006.  Minimum lease payments under these operating leases are approximately as follows:

Year ending December 31:

2002	$128,000
2003	93,000
2004	90,000
2005	90,000
2006 and thereafter	23,000

(b)    Funding commitments:

Under the terms of the Diagnostics operating agreement the Company has agreed to fund Biotherapies and Diagnostics as set out in note 3(a).

15.  Recent accounting pronouncements:

In October 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”(“FAS No. 144”), that replaces FAS No. 121.  FAS No. 144 applies to the assessment of the impairment in the carrying value of long-lived assets, excluding goodwill and certain other specified items, including those to be disposed of by sale, including discontinued operations.  FAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount and fair value less costs to sell.  In addition, FAS No. 144 provides that discontinued operations will no longer be measured at net realized value or include amounts for operating losses that have not yet occurred.  The Company will be required to implement FAS No. 144 in fiscal 2002.

In August 2001, the FASB issued FAS No. 143, “Accounting for Asset Retirement Obligations” (“FAS No. 143”), which requires entities to record the fair value of a liability for an asset for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset.  FAS No. 143 is effective for fiscal years beginning after June 15, 2002.

The impact on adoption of these standards is not expected to be material to the Company’s financial position or historically reported results of operations.

16.  Subsequent events:

(a)          Subsequent to December 31, 2001, the Company reduced the exercise price of 100,000 options held by a consultant from $2 to $1 per share.

(b)         Subsequent to December 31, 2001, the Company issued 70,200 common shares for net cash proceeds of $105,300.

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to the like-numbered exhibit to the Company’s Registration Statement on Form 10SB12B, filed on August 13, 1999).

3.1.1	Certificate of Amendment to Certificate of Incorporation.

3.2	Class A Convertible Preferred Stock definition (incorporated by reference to the like-numbered exhibit to the Company’s Registration Statement on Form 10SB12G, filed on October 14, 1999).

3.3	Bylaws (incorporated by reference to the like-numbered exhibit to the Company’s Registration Statement on Form 8-A12B, filed on December 18, 2000).

4.1	Specimen Form of Stock Certificate (incorporated by reference to the like-numbered exhibit to the Company’s Registration Statement on Form 8-A12B, filed on December 18, 2000).

10.1

Abstract of Limited Liability Company Operating Agreement of BioMedical Diagnostics, LLC (Joint Venture Agreement) (incorporated by reference to the like-numbered exhibit to the Company’s Registration Statement on Form 10SB12B, filed on August 13, 1999).

10.2

Amended and Restated Limited Liability Company Agreement with Biomedical Diagnostics, LLC (incorporated by reference to the like-numbered exhibit to the Company’s Registration Statement on Form 10SB12G, filed on October 14, 1999).

10.3

Management Services Agreement BioLabs, Inc. with Tynehead Capital Corp. (incorporated by reference to the like-numbered exhibit to the Company’s Registration Statement on Form 10SB12G, filed on October 14, 1999).

10.4

Letter Agreement with DynaMed, Inc. dated September 2, 1999 (incorporated by reference to the like-numbered exhibit to the Company’s Registration Statement on Form 10SB12G/A, filed on December 8, 1999).

10.5

Form of Stock Option Agreement for Shares Issued under the BioLabs Amended and Restated Stock Option Plan (incorporated by reference to the like-numbered exhibit to the Company’s Registration Statement on Form S-8, filed on April 27, 2000).

10.6	Amended and Restated Stock Option Plan (incorporated by reference to the like-numbered exhibit to the Company’s Registration Statement on Form S-8, filed on April 27, 2000).

10.7	Warrant to Purchase Shares of the Company’s Common Stock (incorporated by reference to the like-numbered exhibit to the Company’s Registration Statement on Form S-8, filed on April 27, 2000).

10.8

Investment Agreement, dated September 8, 2000, by and among Prion Developmental Laboratories, Inc., Efoora, Inc. and BioLabs, Inc. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on September 25, 2000).

10.9

Warrant, dated September 8, 2000, issued by Prion Developmental Laboratories, Inc., in favor of BioLabs, Inc. (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed on September 25, 2000).

10.10

Purchase and Sale Agreement, dated December 5, 2000, by and among BioLabs, Inc., DynaMed, Inc., Antony Dyakowski, Elio Gugliemi, Kevin O’Farrell and Roberta Soon (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on December 20, 2000).

10.11

Year 2000 Stock Option Plan, 2001 Stock Incentive Plan and Stock Option Grants Outside of a Plan (incorporated by reference to the like-numbered exhibit 4.1 to the Company’s Registration Statement on Form S-8, filed on December 4, 2001).

10.12	2001 Stock Incentive Plan. (incorporated by reference to the like-numbered exhibit 4.2 to the Company’s Registration Statement on Form S-8, filed on December 4, 2001).

10.13

Purchase Agreement, dated November 30, 2001 by and between Genesis Bioventures, Inc. and Biotherapies, Inc. (incorporated by reference to Exhibit 99.1 to the Company’s  Current Report on Form 8-K, filed on December 17, 2001).

10.14

Mammastatin Sublicense Agreement, dated November 30, 2001, by and between Genesis Bioventures, Inc. and Biotherapies, Inc. (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed on December 17, 2001).

10.15

P & O Technology License Agreement, dated November 30, 2001, by and between Genesis Bioventures, Inc. and Biotherapies, Inc. (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed on December 17, 2001).

21.1	Subsidiaries.

23.1	Consent of KPMG.

24.1	Power of Attorney (incorporated by reference to the signature page on page S-1 of this Annual Report on Form 10-KSB).

E-1