Form 10KSB/A
period 2001-12-31
GENESIS BIOVENTURES INC
filed 2002-05-09
CIK 1084966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

(Amendment No. 1 to Form 10-KSB)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-30252

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

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of March 18, 2002, 20,237,006 shares of the Issuer’s Common Stock, $.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

None.

Transitional Small Business Disclosure Format (Check one):  YES ☐  NO ☒

EXPLANATORY NOTE

                The sole purpose of this Amendment No. 1 is to amend and restate Item 6 of Part II.

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

The Company is currently reviewing its options to raise additional capital.  It has entered into an agreement with an NASD registered broker/dealer whereby the broker/dealer will assist the Company on a “best efforts” basis in conducting a private placement offering with gross proceeds of between $1,000,000 and $8,000,000.  The parties anticipate issuing preferred stock in the placement, which will be convertible into common stock.  It is expected that the private placement offering will commence in approximately the next 30 days and be completed approximately 90 days thereafter, and that the offering will be made solely to accredited investors.  The parties further intend for the issuance of the securities to qualify for an exemption from the registration provisions of the Securities Act of 1933, as amended, specifically under Section 4(2) and/or Regulation D thereunder.  There can be no assurance that the placement will be completed.  The securities are being offered without registration in reliance on Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated thereunder.  The offering will not be reviewed, approved or disapproved, nor will the accuracy or adequacy of the information set forth in the offering documents be passed upon by the Securities and Exchange Commission or any state securities commission.  Any representation to the contrary is a criminal offense.

A summary of the Company’s financial commitments are set out below:

Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Short-term debt	$2,007,310	$2,007,310	$—	$—	$—
Operating leases	$424,700	$128,230	$273,910	$22,560	$—
Unconditional purchase obligations	$1,500,000	$1,500,000	$—	$—	$—
Total contractual cash obligations	$3,932,010	$3,635,540	$273,910	$22,560	$—

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

GENESIS BIOVENTURES, INC.

Dated: May 8, 2002	By:	/s/ E.G. McCartney
E.G. McCartney
Chairman, President and Chief Executive Officer