Form 10QSB
period 2002-03-31
GENESIS BIOVENTURES INC
filed 2002-05-20
CIK 1084966

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended MARCH 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to _________________


                         Commission file number 0-30252

                            GENESIS BIOVENTURES, INC.
                 (Name of small business issuer in its charter)

          NEW YORK                                    98-0163232
----------------------------------      --------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

1A-3033 KING GEORGE HIGHWAY, SURREY B.C. CANADA                   V4P 1B8
-----------------------------------------------                   -------
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number:    (604) 542-0820
                             ------------------

--------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            CLASS                                    OUTSTANDING AT MAY 14, 2002

 Common Stock, par value $0.0001                               20,314,506

GENESIS BIOVENTURES, INC. - 10-QSB QUARTERLY REPORT, MARCH 31, 2002
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                           Page
PART I  - FINANCIAL INFORMATION
    Item 1    Financial Statements..........................................3
    Item 2    Management's Discussion and Analysis.........................13


PART II - OTHER INFORMATION
    Item 1    Legal Proceedings............................................27
    Item 2    Changes in Securities........................................28
    Item 3    Default upon Senior Securities...............................28
    Item 4    Submission of Matters to a Vote of Security Holders..........28
    Item 5    Other Information............................................28
    Item 6    Exhibits and Reports on Form 8-K.............................28


SIGNATURES.................................................................29



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

GENESIS BIOVENTURES, INC. - 10-QSB QUARTERLY REPORT, MARCH 31, 2002
--------------------------------------------------------------------------------


ITEM 1.  FINANCIAL STATEMENTS

GENESIS BIOVENTURES, INC.
(a New York Corporation)
(a development stage company)
BALANCE SHEETS
(Unaudited)
(Expressed in United States dollars)

                                                                         MARCH 31,      DECEMBER 31,
                                                                            2002            2001
                                                                        -------------  -------------
                                                                         (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                            $      6,940  $     238,333
    Accounts and other receivables                                             11,545         10,262
    Prepaid expenses                                                          102,900        109,900
                                                                         ------------  -------------

Total current assets                                                          121,385        358,495

Property and equipment, net                                                   171,959        192,901

Long-term investments:
    Biotherapies, Inc. (26.3%)                                              1,564,702      2,122,373

Medical technology licenses, net                                           12,053,263     12,505,260
                                                                         ------------  -------------

Total assets                                                             $ 13,911,309  $  15,179,029
                                                                         ============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities                             $  3,502,355  $   3,457,909
    Promissory notes payable                                                1,708,613      1,428,311
                                                                         ------------  -------------

Total current liabilities                                                   5,210,968      4,886,220

Stock appreciation rights plan                                                632,066        632,066

STOCKHOLDERS' EQUITY:
Preferred stock, $.0001 par value:
    Authorized 100,000,000 shares;
    Issued: 2002 - 176,562; December 31, 2001 - 176,562                            18             18
Common stock, $.0001 par value:
    Authorized 100,000,000 shares;
    Issued: 2002 - 20,237,006; December 31, 2001 - 19,944,832                   2,024          1,994
Common share subscription                                                      60,000        181,250
Additional paid-in capital                                                 34,830,233     34,407,044
Deficit accumulated during the development stage                          (26,824,000)   (24,929,563)
                                                                         ------------- --------------

Total stockholders' equity                                                  8,068,275      9,660,743
                                                                         ------------  -------------

Total liabilities and stockholders' equity                               $ 13,911,309  $  15,179,029
                                                                         ============  =============

Future operations (Note 1)
Commitments and contingencies (Note 4)

The accompanying notes are an integral part of these financial statements.

GENESIS BIOVENTURES, INC. - 10-QSB QUARTERLY REPORT, MARCH 31, 2002
--------------------------------------------------------------------------------


GENESIS BIOVENTURES, INC.
(a New York Corporation)
(a development stage company)
STATEMENT OF OPERATIONS
(Unaudited)
(Expressed in United States dollars)

                                                                                            TOTAL FROM
                                                                                             INCEPTION
                                                                                           (SEPTEMBER 19,
                                                                                              1994 TO
                                                                                              MARCH 31,
FOR THE THREE MONTHS ENDED MARCH 31,                         2002             2001              2002
------------------------------------------------------------------------------------------------------------


REVENUE                                                   $    -            $    -           $    -
------------------------------------------------------------------------------------------------------------
EXPENSES:
    Amortization                                            474,089             3,730          692,786
    Loss (gain) on foreign exchange                           7,308            (1,459)          24,630
    Investor relations:
       Stock-based compensation                                -                 -             485,706
       Incurred                                              28,314            79,344          940,318
    Legal and accounting                                     87,432            77,364        1,180,580
    Listing and share transfer fees                          25,949            16,896          216,903
    Management and consulting fees:
       Stock-based compensation                              11,737           258,058        4,749,568
       Incurred                                              39,858           181,627        1,899,019
    Office and miscellaneous                                 15,984            30,776          314,468
    Rent and occupancy costs                                 48,793            30,706          440,134
    Salaries and benefits                                   130,198            87,109          378,221
    Telephone                                                 4,208             7,589           84,549
    Travel and promotion                                      6,269            55,566          947,634
    In-process research and development                        -                 -             750,000
    Research and development                                134,028              -             236,424
------------------------------------------------------------------------------------------------------
                                                          1,014,167           827,306       13,340,940
------------------------------------------------------------------------------------------------------

LOSS BEFORE OTHER ITEMS:                                 (1,014,167)         (827,306)     (13,340,940)
    Interest income                                           3,381            10,019           79,855
    Interest and bank charges:
       Incurred                                             (70,251)          (71,037)        (502,040)
       Amortization of deemed discount                     (322,742)         (576,442)      (2,236,085)
    Equity in loss of:
       Prion Developmental Laboratories, Inc.                  -             (282,946)      (2,436,553)
       Biotherapies, Inc.                                  (557,671)         (521,724)      (3,872,908)
       Biomedical Diagnostics, LLC                             -             (233,351)      (3,357,253)
------------------------------------------------------------------------------------------------------
LOSS BEFORE EXTRAORDINARY ITEM                           (1,961,450)       (2,502,787)     (25,665,924)
Extraordinary gain (loss) on debt settlements                67,013              -            (803,341)
-------------------------------------------------------------------------------------------------------
NET LOSS                                                $(1,894,437)      $(2,502,787)    $(26,469,265)
=======================================================================================================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING            20,146,663        12,395,497        6,122,513
=======================================================================================================
BASIC AND FULLY DILUTED LOSS PER COMMON SHARE
 BEFORE EXTRAORDINARY ITEM                                    ($.10)           ($0.20)          ($4.25)
=======================================================================================================

BASIC AND FULLY DILUTED LOSS PER COMMON SHARE                 ($.09)           ($0.20)          ($4.38)
=======================================================================================================

The accompanying notes are an integral part of these financial statements.

GENESIS BIOVENTURES, INC. - 10-QSB QUARTERLY REPORT, MARCH 31, 2002
--------------------------------------------------------------------------------

GENESIS BIOVENTURES, INC.
(a New York Corporation)
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(Expressed in United States dollars)

MARCH 31, 2002

                                COMMON SHARES         COMMON SHARE        PREFERRED SHARES               DEFICIT
                             ---------------------                      ---------------------           ACCUMULATED
                                                     SUBSCRIPTIONS                          ADDITIONAL    DURING         TOTAL
                             NUMBER                -------------------   NUMBER               PAID-IN   DEVELOPMENT   STOCKHOLDERS'
                            OF SHARES     AMOUNT    NUMBER    AMOUNT   OF SHARES   AMOUNT    CAPITAL      STAGE          EQUITY
                           -----------  ---------  --------  --------  ---------- -------------------------------------------------
                                            $                    $                    $          $           $             $
Issue of common
   stock for cash
   on organization
   of the Company           8,816,992     8,817         --         --        --         --         --           --         8,817
Loss for the period                --        --         --         --        --         --         --     (147,192)     (147,192)
                           ----------   -------    -------   --------  --------   --------  ---------   ----------    ----------
Balance, December
   31, 1995                 8,816,992     8,817         --         --        --         --         --     (147,192)     (138,375)
                           ----------   -------    -------   --------  --------   --------  ---------   ----------    ----------
Consolidation of
   shares in
   November on a
   50 for 1 basis          (8,640,456)   (8,799)        --         --        --         --      8,799           --            --
Loss for the period                --        --         --         --        --         --         --     (184,403)     (184,403)
                           ----------   -------    -------   --------  --------   --------  ---------   ----------    ----------
Balance, December
   31, 1996                   176,536        18         --         --        --         --      8,799     (331,595)     (322,778)

Issue of common
   stock for settlement
   of debt                  3,000,000       300         --         --        --         --    119,700           --       120,000
Loss for the period                --        --         --         --        --         --         --     (191,118)     (191,118)
                           ----------   -------    -------   --------  --------   --------  ---------   ----------    ----------
Balance, December
   31, 1997                 3,176,536       318         --         --        --         --    128,499     (522,713)     (393,896)

Issue of common
   stock for settlement
   of debt                  3,000,000       300         --         --        --         --    347,095           --       347,395
Issue of common
   stock for cash           1,010,000       101         --         --        --         --    708,736           --       708,837
Loss for the period                --        --         --         --        --         --         --   (1,077,958)   (1,077,958)
                           ----------   -------    -------   --------  --------   --------  ---------   ----------    ----------
Balance, December
   31, 1998                 7,186,536       719         --         --        --         --  1,184,330   (1,600,671)     (415,622)

Issue of common
   stock for settlement
   of debt                    872,500        87         --         --        --         --    872,413           --       872,500
Common stock returned             (39)       --         --         --        --         --         --           --            --
Issue of common
   stock for services          60,000         6         --         --        --         --     59,994           --        60,000
Issue of common stock
   for shares of
   Biotherapies
   Incorporated                60,000         6         --         --        --         --    239,994           --       240,000
Issue of preferred
   stock for cash
   (net of beneficial
   feature)                        --        --         --         --  2,000,000       200  5,210,976           --     5,211,176
Fair value of
   options issued
   to consultants                  --        --         --         --        --         --     81,252           --        81,252
Beneficial feature of
   preferred
   stock issued                    --        --         --         --        --         --    354,735           --       354,735

GENESIS BIOVENTURES, INC. - 10-QSB QUARTERLY REPORT, MARCH 31, 2002
--------------------------------------------------------------------------------

GENESIS BIOVENTURES, INC.
(a New York Corporation)
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(Expressed in United States dollars)

MARCH 31, 2002

                                COMMON SHARES         COMMON SHARE          PREFERRED SHARES                DEFICIT
                             ---------------------                        ---------------------           ACCUMULATED
                                                      SUBSCRIPTIONS                            ADDITIONAL    DURING        TOTAL
                               NUMBER               -------------------     NUMBER              PAID-IN   DEVELOPMENT  STOCKHOLDERS'
                             OF SHARES    AMOUNT    NUMBER     AMOUNT     OF SHARES   AMOUNT    CAPITAL      STAGE        EQUITY
                             ---------  ---------  --------  ---------    ---------  ----------------------------------------------
                                            $                    $                       $          $           $             $
Deemed dividends
   on preferred
   stock (note 9(a))               --        --         --         --           --         --     232,065     (232,065)          --
Loss for the period                --        --         --         --           --         --          --   (1,737,210)  (1,737,210)
                           ----------   -------   --------   --------   ----------  ---------  ----------   ----------   ----------
Balance, December
   31, 1999                 8,178,997       818         --         --    2,000,000        200   8,235,759   (3,569,946)   4,666,831

Issue of common
   stock for settlement
    of debt                   240,528        24         --         --           --         --     309,498           --      309,522
Exercise of share
   purchase warrants
   for cash                     9,000         1         --         --           --         --      62,999           --       63,000
Exercise of stock
   options for cash            68,500         7         --         --           --         --     129,593           --      129,600
Issue of common stock
   for cash (net of
   cash share issue
   costs of $214,139
   and non-cash of
   $26,500)                   629,586        63         --         --           --         --   2,058,013           --    2,058,076
Issue of common
   stock for
   financing
   services
   provided                     2,000        --         --         --           --         --      26,500           --       26,500
Issue of common
   stock on
   acquisition
   (note 6(d))              1,100,000       110         --         --           --         --   4,330,700           --    4,330,700
Issue of warrants
   to holders of
   promissory notes                --        --         --         --           --         --     897,554           --      897,554
Issue of common
   stock on
   conversion of
   convertible
   preferred
   shares                     758,464        76         --         --     (758,464)       (76)         --           --          --
Deemed dividends
   on preferred
   stock                           --        --         --         --           --         --     122,670     (122,670)         --
Fair value of
   options issued
   to employees
   and consultants                 --        --         --         --           --         --     686,448           --      686,448
Common shares
   subscribed,
   not issued                      --        --    150,001         --           --         --          --           --      150,001
Note receivable
   share
   subscriptions                   --        --   (150,001)        --           --         --          --           --     (150,001)
Loss for the period                --        --         --         --           --         --          --   (5,868,006)  (5,868,006)
                           ----------   -------   --------   --------   ----------  ---------  ----------   ----------   ----------
Balance, December
   31, 2000                10,987,075     1,099         --         --    1,241,536        124  16,859,624   (9,560,622)   7,300,225
Issue of common
   stock for
   settlement of
   debt and accrued
   interest (note
   8(a))                    1,004,605       100         --         --           --         --   1,757,959           --    1,758,059
Issue of common
   shares for cash
   (net of $15,001
   non-cash issue
   costs)                      70,589         7         --         --           --         --     134,994           --      135,001
Issue of common
   stock for share
   financing
   services
   provided                    21,559         2         --         --           --         --      42,549           --       42,551
Issuance of common
   stock for cash
   (net of cash share
   issue costs of
   $86,515 and
   non-cash of
   $27,550)                   691,000        69         --         --           --         --     957,366           --      957,435
Issue of common
   stock on
   conversion of
   convertible
   preferred
   shares                   1,064,974       106         --         --   (1,064,974)      (106)         --           --           --
Issue of common
   stock on
   settlement of
   debt and accrued
   interest (note
   8(a))                    2,000,000       200         --         --           --         --   2,499,800           --    2,500,000
Issue of common
   stock for goods
   and services
   provided                   111,510        11     50,000     91,250           --         --     237,849           --      329,110
Stock options
   exercised                  196,500        20         --         --           --         --     217,980           --      218,000

GENESIS BIOVENTURES, INC. - 10-QSB QUARTERLY REPORT, MARCH 31, 2002
--------------------------------------------------------------------------------

GENESIS BIOVENTURES, INC.
(a New York Corporation)
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(Expressed in United States dollars)

MARCH 31, 2002

                                COMMON SHARES         COMMON SHARE          PREFERRED SHARES               DEFICIT
                             ---------------------                        -------------------            ACCUMULATED
                                                     SUBSCRIPTIONS                            ADDITIONAL    DURING        TOTAL
                             NUMBER                -------------------     NUMBER               PAID-IN   DEVELOPMENT  STOCKHOLDERS'
                            OF SHARES    AMOUNT     NUMBER     AMOUNT    OF SHARES    AMOUNT    CAPITAL      STAGE        EQUITY
                           ----------  ---------  ---------  ---------  -----------  ----------------------------------------------
                                            $                    $                       $          $           $             $
Shares issued to
   Biotherapies,
   Inc. (note 5)              600,000        60         --         --        --         --    1,679,940         --       1,680,000
Fair value of
   options and
   warrants issued to
   consultants and
   major shareholders
   for consulting
   and general
   financing services              --        --         --         --        --         --    2,922,628         --       2,922,628
Shares issued to
   Biotherapies
   Inc. (note 3(a))         2,524,030       252         --         --        --         --    4,719,684         --       4,719,936
Issue of common
   stock for cash
   (net of $93,451
   of cash and
   $32,556 of
   non-cash share
   issue costs)               667,101        67         --         --        --         --      874,577         --         874,644
Subscription
   receivable for
   issued shares                   --        --         --         --        --         --      (15,000)        --         (15,000)
Common shares
   subscribed,
   not issued                      --        --     60,000     90,000        --         --        --            --          90,000
Fair value of
   warrants
   issued for share
   financing costs                 --        --         --         --        --         --       32,556         --          32,556
Issue of common
   stock for
   property and
   equipment                    5,889         1         --         --        --         --       11,188         --          11,189
Dilution gain on
   shares issued
   by investee                     --        --         --         --        --         --       53,635         --          53,635
Fair value of
   options and
   warrants
   issued to
   promissory
   note holders                    --        --         --         --        --         --      885,427         --         885,427
Fair value of
   beneficial
   conversion
   feature of
   promissory
   note issued                     --        --         --         --        --         --      534,288         --         534,288
Loss for the
   period                          --        --         --         --        --         --        --     (15,368,941)  (15,368,941)
                           ----------  --------   --------   --------   -------      -----   ----------  ------------  -----------
Balance, December
   31, 2001                19,944,832     1,994    110,000    181,250   176,562         18   34,407,044  (24,929,563)    9,660,743
Fair value of
   stock options
   issued to
   consultants                     --        --         --         --        --         --       11,737         --          11,737
Issue of common
   stock  previously
   subscribed for             110,000        11   (110,000)  (181,250)       --         --      181,239          --            --
Units subscribed,
   not issued                      --        --     50,000     60,000        --         --        --             --         60,000
Stock options
   exercised                   36,097         4         --         --        --         --       38,200          --         38,204
Shares issued for
   settlement of accounts
   payable and accrued
   liabilities                 95,877        10         --         --        --         --      134,218          --        134,228
Issuance of
   common stock
   for cash, net
   of cash share
   issue costs of
   $17,500                     50,200         5         --         --        --         --       57,795          --         57,800
Loss for the period                --        --         --         --        --         --        --      (1,894,437)   (1,894,437)
                           ----------  --------   --------   --------   -------      -----   ----------  ------------  -----------
Balance, March
   31, 2002                20,237,006     2,024     50,000     60,000   176,562         18   34,830,233  (26,824,000)    8,068,275
                           ----------  --------   --------   --------   -------      -----   ----------  ------------  -----------
                           ----------  --------   --------   --------   -------      -----   ----------  ------------  -----------

The accompanying notes are an integral part of these financial statements

GENESIS BIOVENTURES, INC. - 10-QSB QUARTERLY REPORT, MARCH 31, 2002
--------------------------------------------------------------------------------


GENESIS BIOVENTURES, INC.
(a New York Corporation)
(a development stage company)
STATEMENT OF CASH FLOWS
(Unaudited)
(Expressed in United States dollars)

                                                                                                       TOTAL FROM
                                                                                                       INCEPTION,
                                                                                                     (SEPTEMBER 19,
                                                                                                        1994) TO
                                                                                                        MARCH 31,
FOR THE THREE MONTHS ENDED MARCH 31,                                2002              2001                2002
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                    $(1,894,437)      $(2,502,787)     $(26,469,265)
    Items not affecting cash:
       Amortization                                                 474,089             3,730           692,786
       Equity in loss of Biomedical Diagnostics LLC                 -                 233,351         3,357,253
       Equity in loss of Biotherapies, Inc.                         557,671           521,724         3,872,908
       Equity in loss of Prion Developmental Laboratories Inc.      -                 282,946         2,436,553
       In-process research and development                          -                 -                 750,000
       Stock compensation                                            11,737           258,058         4,091,186
       Stock appreciation rights plan                               -                 -                  29,230
       Deemed discount amortization on promissory notes             322,742           331,442         2,344,418
       Extraordinary (gain) loss on debt settlement                 (67,013)          -                 803,341
    Changes in operating assets and liabilities:
       Amounts and other receivables                                 (1,283)            9,046           (11,545)
       Prepaid expenses                                               7,000            25,000               966
       Accounts payable and accrued liabilities                     241,451           317,389         3,843,187
---------------------------------------------------------------------------------------------------------------
                                                                   (348,043)         (520,101)       (4,258,982)
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures on property and equipment                   (1,150)          (59,944)         (112,688)
    Purchase of shares of Biotherapies Inc.                          -                 -             (2,643,976)
    Investment in Prion Developmental Laboratories, Inc.             -                 -             (2,436,553)
    Investment in Biomedical Diagnostics LLC                         -                 -             (3,000,000)
    Investment in I.D. Certify, Inc.                                 -                 -               (800,160)
    Acquisition of Biomedical Diagnostics, LLC, net of cash acquired -                 -             (2,696,756)
    Cash acquired on consolidation                                   -                 -                  8,617
    Deposit on future acquisitions                                   -                 -                (50,000)
    Purchase of short-term investments                               -                150,344           -
---------------------------------------------------------------------------------------------------------------
                                                                     (1,150)           90,400       (11,731,516)
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Exercise of share purchase warrents                              -                 -                 63,000
    Exercise of stock options                                        -                 -                347,600
    Issuance of promissory notes                                     -                 -              5,668,647
    Repayment of promissory notes                                    -                 -               (600,000)
    Common stock issued for cash                                     57,800           150,000         4,878,400
    Common stock subscriptions                                       60,000            -                 60,000
    Preferred stock issued for cash                                  -                 -              5,565,911
---------------------------------------------------------------------------------------------------------------
                                                                    117,800           150,000        15,983,558
---------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                     (231,393)         (279,701)            6,940
CASH AND CASH EQUIVALENTS, BEGINNING                                238,333           284,306           -
---------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, ENDING                            $        6,940     $       4,605    $        6,940
===============================================================================================================


The accompanying notes are an integral part of these financial statements.

GENESIS BIOVENTURES, INC. - 10-QSB QUARTERLY REPORT, MARCH 31, 2002
--------------------------------------------------------------------------------

GENESIS BIOVENTURES, INC.
(a New York Corporation)
(a development stage company)
STATEMENT OF CASH FLOWS
(Unaudited)
(Expressed in United States dollars)

                                                                                                               TOTAL FROM
                                                                                                                INCEPTION,
                                                                                                              (SEPTEMBER 19,
                                                                                                                 1994) TO
                                                                                                                 MARCH 31,
FOR THE THREE MONTHS ENDED MARCH 31,                                        2002              2001                 2002
---------------------------------------------------------------------------------------------------------------------------------
                                                                                            RESTATED             RESTATED
SUPPLEMENTAL DISCLOSURE:
Cash paid for:
   Income taxes                                                            $   -           $       -          $          -
   Interest                                                                       139            57,978              282,672
Non-cash activities:
   Common stock issued to settle promissory notes payable and
     accounts payable and accrued liabilities                                  -              1,513,058            5,907,477
   Common stock issued for shares of Biotherapies Inc. and patents             -                   -               4,570,700
   Discounts and beneficial conversion feature on promissory notes             -                   -               2,317,269
   Deemed dividends on preferred shares                                        -                   -                 354,735
   Common stock issued on conversion of preferred shares                       -                    103                  182
   Contribution to BioMedical Diagnostics, LLC of rights acquired              -                   -               2,680,860
   Issuance of common stock and warrants for share financing services          -                   -                  75,107
   Issuance of common stock on acquisition (Note 6 (a))                        -                   -               1,680,000
   Shares issued as consideration for acquisition of 50% interest in LLC
     (note 3 (a))                                                              -                   -               4,719,936
   Stock option exercise price paid through settlement of accounts
     payable and accrued liabilities                                           38,204              -                  38,204
   Common stock issued on subscriptions                                       181,250              -                 181,250
   Common stock issued on settlement of accounts payable and
     accrued liabilities                                                      134,228              -                 134,228
   Subscription receivable for issued common shares                            -                   -                  15,000
   Common stock issued for fixed assets                                        -                   -                  11,189


The accompanying notes are an integral part of these financial statements.

GENESIS BIOVENTURES, INC. - 10-QSB QUARTERLY REPORT, MARCH 31, 2002
--------------------------------------------------------------------------------

GENESIS BIOVENTURES, INC.
(a New York Corporation)
(a development stage company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
(Expressed in U.S. dollars)

MARCH 31, 2002


1.       NATURE OF DEVELOPMENT STAGE ACTIVITIES AND FUTURE OPERATIONS

These financial statements have been prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes the Company will continue in operation throughout the next fiscal year and into the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Certain conditions discussed below, currently exist which raise substantial doubt about the validity of this assumption. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's future operations are dependent upon the Company's ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from its investments. Furthermore, the Company's equity investments may require additional funding from the Company to continue research and development and other operating activities. The Company is required to make a further cash payment of $1,500,000 prior to May 30, 2002 and fund certain research payments pursuant to its acquisition of Biomedical Diagnostics LLC (Note 4(a)). As of March 31, 2002, the Company is considered to be in the development stage as the Company has not generated revenues, and has experienced negative cash flow from operations and is in default of promissory note obligations totaling $843,647. The Company had a working capital deficiency of $5,089,583 as at March 31, 2002. The
Company does not have sufficient working capital to sustain operations until the end of the year ended December 31, 2002 and is in immediate need of cash financing. The Company is currently looking to secure additional funds through future debt or equity financings. Such financings may be not available or may not be available on reasonable terms. If the Company is unable to obtain required financing, it may have to reduce or cease operations or liquidate certain assets.

2.       BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for a complete set of annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of results of the financial position and the operations have been included in the financial statements. Results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2002.

The balance sheet at December 31, 2001 has been derived from audited financial statements at that date. A summary of the Company's significant accounting policies and other information necessary to understand the consolidated financial statements is included in the Company's audited financial statements for the year ended December 31, 2001 and 2000 as contained in the Company's Form 10-KSB for its year ended December 31, 2001. Such financial statements should be read in connection with these financial statements.


3.       COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform to current period classifications.

4.       COMMITMENTS AND CONTINGENCIES

(a)  Agreements

     On November 30, 2001, the Company entered into a Purchase Agreement (the "Purchase Agreement") with Biotherapies Incorporated, pursuant to which the Company acquired Biotherapies' 50% interest in Biomedical Diagnostics LLC (the "LLC" or "Diagnostics"), a Michigan limited liability company.

GENESIS BIOVENTURES, INC. - 10-QSB QUARTERLY REPORT, MARCH 31, 2002
--------------------------------------------------------------------------------

4.       COMMITMENTS AND CONTINGENCIES (CONTINUED)

(a)  Agreements (Continued)

     Total consideration and advances paid or payable by the Company on this acquisition totaled $8,840,408. The Company paid Biotherapies $2,340,000 cash, including prepaid royalties and advances totaling $290,000, and issued 2,524,030 shares of its common stock with a fair value of $4,719,936. The fair value of common shares represents the average quoted market value of the Company's common shares on the acquisition consummation date of November 30, 2001 and the two days preceding that date. On May 30, 2002, the six-month anniversary of the signing of the Purchase Agreement, the Company will be required to make an additional cash payment to Biotherapies in the amount of $1,500,000. This obligation has been recorded at its estimated fair value, using a 12% discount rate, of $1,415,100. The discount of $84,900 is being accreted through interest expense by the interest method over the period to May 30, 2002. At March 31, 2002, the discounted loan payable balance had accreted to $1,471,706. In the event the Company is unable to meet its obligation under the Purchase Agreement or renegotiate the payment terms, the possibility exists that the actions taken or outcome of the negotiations may result in the acquired technology being returned to Biotherapies.

     Concurrently with the execution of the Purchase Agreement, the Company and Biotherapies entered into numerous other agreements, including a certain Mammastatin Sublicense Agreement and a certain P&O Technology License Agreement. Pursuant to the Sublicense Agreement, Biotherapies granted to the Company rights to make, use and sell certain proteins and antibodies, and tests to development or sell additional antibodies and/or diagnostic assays for the diagnosis of breast, prostate and/or ovarian cancers. Under the agreement, the Company is required to pay Biotherapies a royalty of between ten percent (10%) and twenty percent (20%) of net sales generated, depending on the level of net sales in a given year. As of March 31, 2002, Genesis had pre-paid royalty payments pursuant to the Mammastatin Sublicense Agreement totaling $100,000.

     Pursuant to the Purchase Agreement, the Company committed to fund the operating costs of the LLC of at least $1,000,000 in support of product development of the mammastatin, prostate and ovarian technologies on or before November 30, 2002. As of March 31, 2002, $301,000 had been paid toward this commitment.

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

 (b) Legal Proceedings

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

     The Company has determined that it is not possible at this time to predict the final outcome of these legal proceedings and that it is not possible to establish a reasonable estimate of possible damages, if any, or reasonably to estimate the range of possible damages that may be awarded to the plaintiffs. Any adjustments to the amounts recognized will be recorded when determinable.

5.       PROMISSORY NOTES PAYABLE

During the three months ended March 31, 2002 no additional loans were received and no loans were repaid by the Company. As at March 31, 2002, loans with a principal balance of $843,647 (2001 - $ nil) were in default. The lenders have not demanded repayment. Discounts on promissory notes amortized to interest expense during the three months ended March 31, 2002 totaled $280,302 (2001 - $206,188).

GENESIS BIOVENTURES, INC. - 10-QSB QUARTERLY REPORT, MARCH 31, 2002
--------------------------------------------------------------------------------

6.       STOCK TRANSACTIONS

During the quarter ended March 31, 2002, the Company completed the private placement of 50,000 common shares subscribed for in December, 2001 for net proceeds of $90,000. An additional 50,200 common shares were issued for net proceeds of $57,800 during the quarter.

During the quarter ended March 31, 2002, 36,097 common shares were issued on the exercise of stock options. The exercise price of the options was paid by the settlement of accounts payable and accrued liabilities owing to the option holder.

At March 31, 2002, there were 30,000 units subscribed for at $1.00 per unit, and 20,000 units subscribed for at $1.50 per unit. Each unit consists of one common share of the Company and one-half of one warrant, with two one-half warrants exercisable to purchase an additional one common share at an exercise price of between $2.00 and $3.00 per share. The warrants expire between January and March, 2024. The private placement was completed subsequent to March 31, 2002.

The company issued 95,877 common shares with a fair value of $134,228 to settle accounts payable and accrued liabilities resulting in a gain on settlement of $67,013.

GENESIS BIOVENTURES, INC. - 10-QSB QUARTERLY REPORT, MARCH 31, 2002
--------------------------------------------------------------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

CORPORATE PROFILE

Genesis Bioventures, Inc. (AMEX: GBI) is a New York corporation, having its administrative offices in Surrey, British Columbia, Canada and its Research and Development production facility in Ann Arbor, Michigan.

The Company is a North American based biomedical company with its primary focus on the development and marketing of breast cancer risk assessment tool. The Company is also actively involved with its investee companies involved in cancer therapy and neurodegenerative diagnostics and serves as a strategic advisor in key aspects of science, product commercialization, business issues and financial development by providing management expertise aimed at transforming promising medical technology into successful commercial products. GBI has selected the areas of oncology and neurology as its primary sectors of interest, based on the substantial market potential for new treatments and diagnostics. The investee companies typically have products in the earlier stages of development prior to initiation of clinical trials.

The Company's operating plan is to maximize shareholder value through its commercialization strategies of its breast cancer assessment tool, establishing corporate critical mass through staff growth and new facilities, initiating appropriate regulatory approval processes, implementing solid technology rollout and marketing programs and supporting the continued development of clinical data and assay improvements.

The Company's shareholders would also participate in increased valuation of the Company's shares as the investee companies increase their value.

GENESIS BIOVENTURES' MISSION STATEMENT

The mission of GBI is to provide innovative, high-quality, easy-to-use cancer risk screening products and services worldwide. The Company plans to accomplish this mission through the highest of ethical and professional standards and through unwavering attention to shareholders, customers, employees, and suppliers.

GENESIS BIOVENTURES' OPERATING STRATEGY

The Company is focused on the commercialization of its breast cancer risk assessment tool and is taking a multi-faceted approach to commercialization utilizing internal resources to continue development while also seeking strategic alliances for marketing and distribution of its risk assessment tool.

Rollout of the Company's technology began in 2001 with the announcement of the commercial availability of the Mammastatin Serum Assay ("MSA") technology through custom laboratory services. The Company plans to focus its efforts in 2002 on engineering a smooth transition to new facilities, scaling up of manufacturing and services capacities to handle projected sales volumes, ensuring that all marketing content meets regulatory standards, and achieving sales/profitability projections. The Company anticipates that its activities in 2002 will also position the Company to outsource large-scale production and marketing/distribution as higher sales volumes begin in future years. The plans of the Company require the Company to raise significant funds through future debt and equity financings. No assurance can be given that such financings will be available or if available, on reasonable terms.

GENESIS BIOVENTURES, INC. - 10-QSB QUARTERLY REPORT, MARCH 31, 2002
--------------------------------------------------------------------------------

GENESIS BIOVENTURES' BIOTECHNOLOGY INVESTEE COMPANIES

The Company, through its wholly-owned Biomedical Diagnostics, LLC, established itself as an operating entity directly involved in the development and commercialization of the MSA. The Company also has investments in two investee companies: one in the field of oncology and one in neurology. The following is a summary description of each company, including the current status of its product development program, the market potential for its products and the investment holdings of the Company.

BIOMEDICAL DIAGNOSTICS, LLC

Biomedical Diagnostics, LLC ("Biomedical Diagnostics") was initially formed for the purpose of developing proprietary cancer screening products. Its initial product development effort is commercializing the MSA as a risk screening tool for breast cancer. Biomedical Diagnostics also has the rights to develop, market and distribute diagnostic screening assays based on other proteins discovered by another of the Company's investee companies, Biotherapies, Inc. ("Biotherapies") that could be used to assess a person's risk for prostate and ovarian cancer.

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

Biomedical Diagnostics is conducting four sample studies, two of which have been completed, to determine the usefulness of the MSA technology. Several others are being planned. The four studies already in place are:

      - Short-term Level 1 study with 255 samples was completed in the third quarter of 2000. Statistical analysis and reporting by STATPROBE, Inc.

      - Short-term Level 2 study with 309 samples was completed in the first quarter of 2001. Sample collection was geographically dispersed in the United States. Statistical analysis and reporting by STATPROBE, Inc.

      - Independent M D Anderson study with 200 samples began in September, 2001 with sample collection and reporting planned for completion in mid 2002.

GENESIS BIOVENTURES, INC. - 10-QSB QUARTERLY REPORT, MARCH 31, 2002
--------------------------------------------------------------------------------

      - Long-term study targeting 10,000 to 20,000 women over three or more years is planned for the second quarter of 2002 at the British Columbia Cancer Agency.

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

      On June 22, 2001, Biomedical Diagnostics announced that it had signed a letter of agreement with Arup Laboratories of Salt Lake City, Utah to market and service the MSA technology. Arup Laboratories is wholly owned by the University of Utah. The agreement gives Arup Laboratories rights to market and service the MSA test to clients worldwide. To March 31, 2002, only a nominal amount has been sold.

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

ACQUISITION OF REMAINING 50% INTEREST IN BIOMEDICAL DIAGNOSTICS, LLC

GENESIS BIOVENTURES, INC. - 10-QSB QUARTERLY REPORT, MARCH 31, 2002
--------------------------------------------------------------------------------

Pursuant to a purchase agreement dated November 30, 2001 between GBI and Biotherapies, GBI acquired Biotherapies' 50% interest in Biomedical Diagnostics, LLC. The purchase makes GBI the sole owner of the LLC.

Pursuant to the Purchase Agreement, GBI has committed to fund the operating costs of Biomedical Diagnostics of at least $1,000,000 in support of product development of the mammastatin, prostate and ovarian technologies on or before November 30, 2002. To March 31, 2002, GBI has paid $301,000 toward this commitment. On May 30, 2002, the six-month anniversary of the signing of the Purchase Agreement, the Company will be required to make an additional cash payment to Biotherapies in the amount of $1,500,000. In the event the Company is unable to meet its obligation under the Purchase Agreement or renegotiate the payment terms, the possibility exists that the actions taken or outcome of the negotiations may result in the acquired technology being returned to Biotherapies.

Concurrently with the execution of the Purchase Agreement, GBI and Biotherapies entered into numerous other agreements, including a Mammastatin Sublicense Agreement (the "Mammastatin Sublicense Agreement) and a P&O Technology License Agreement (the "P&O License Agreement"). Pursuant to the Mammastatin Sublicense Agreement, Biotherapies granted to GBI a worldwide, perpetual and exclusive sublicense to make, use and sell certain proteins and antibodies and a non-exclusive sublicense to make, use and create improvements thereto for the research, development or sale of additional antibodies and/or diagnostic assays for the diagnosis of breast, prostate and/or ovarian cancers. Biotherapies also granted to GBI a worldwide, perpetual and exclusive license to make, have made, use and sell a certain dot blot diagnostic assay related to the detection and measurement of certain proteins in the blood, and improvements thereto, and a non-exclusive license to make, have made, use and create improvements to the dot blot assay in the research, development or sale of additional antibodies and/or diagnostic assays for the diagnosis of breast, prostate and/or ovarian cancers. GBI shall pay Biotherapies a royalty of between 10% and 20% of net sales generated in connection with the Mammastatin Sublicense Agreement, depending on the level of net sales in a given year. As of March 31, 2002, GBI had pre-paid royalty payments pursuant to the Mammastatin Sublicense Agreement totaling $100,000.

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

PRION DEVELOPMENTAL LABORATORIES, INC.

Prion Developmental Laboratories, Inc. ("PDL") is a development stage company formed specifically to develop a rapid and inexpensive diagnostic test to detect "Mad Cow Disease" in cattle and to screen human blood and tissue supplies for the presence of prion diseases. Founded in 1999, PDL is a privately held company incorporated in Maryland, with head offices and a manufacturing facility located in Buffalo Grove, Illinois. The parent company of PDL is Efoora, Inc., a publicly held non-trading company developing novel diagnostic tests and offering contract manufacturing services for medical devices.

      BACKGROUND - In 2000, GBI invested a total of $2.0 million in PDL under an investment agreement, which provided GBI with a 25% equity ownership in this company. On August 22, 2001, GBI exercised a right of first refusal to invest additional funds in PDL, through a warrant to purchase an additional one million shares of PDL common stock for US $400,000, bringing GBI's equity interest in PDL to 33%.

GENESIS BIOVENTURES, INC. - 10-QSB QUARTERLY REPORT, MARCH 31, 2002
--------------------------------------------------------------------------------

      PRION DISEASES - Prion diseases are a family of fatal neurodegenerative diseases that are caused by a prion, an "infectious proteinaceous particle". Prion diseases have become a major health concern since the outbreak of Bovine Spongiform Encephalopathy ("BSE") or "Mad Cow Disease". BSE was first discovered in the United Kingdom but has now spread to many other countries in Europe as well as Japan. BSE is believed to be transmitted among cattle through feed that contains protein rendered from infected cattle and it is thought to be transmitted to humans through eating beef or beef products from infected cattle. In humans, the prion infection results in a neurological disorder known as new variant Creutzfeldt-Jakob Disease ("nvCJD"). Both "Mad Cow Disease" and nvCJD are slow developing but invariably fatal diseases, with the brain becoming spongy and filled with tangled protein plaques.

      Prion diseases are difficult to diagnose and the only diagnostic tests currently available for "Mad Cow Disease" are based on analysis of post-mortem brain samples from cattle, a procedure that is relatively slow and expensive. As a result, tests can only be conducted on cattle suspected of being infected or on a random sample basis.

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

      Using its proprietary reagents, PDL has now validated the recent discovery of prions in urine, a finding that was previously thought to be improbable. Studies to date have shown that the protein can be found in urine well before symptoms appear. Research is currently underway to adapt the PDL test for analysis of urine samples, which would provide the world's first practical pre-mortem diagnostic test for BSE. Once the test has been proven in cattle, development and completion of a similar test for humans and other animals would be accelerated, ensuring safe blood products, donor tissue and surgical instruments.

      SCIENTIFIC COLLABORATION - Among the key scientists involved in the product development program are Drs. Pierluigi Gambetti, MD and Man-Sun Sy, PhD of Case Western Reserve University; and Drs. Richard Kascsak, PhD, and Richard Rubenstein, PhD of the Institute for Basic Research. Dr. Gambetti is a Director of the U.S. National Prion Disease Pathology Surveillance Center. As a key component in its product development strategy, PDL has established collaborations with two major research institutions that are considered leading centers in both prion diseases and diagnostic test development. The members of this product development team are:

      - Case Western Reserve University ("CWRU") in Cleveland, Ohio, a leading center for neurological research in human prion diseases; and

GENESIS BIOVENTURES, INC. - 10-QSB QUARTERLY REPORT, MARCH 31, 2002
--------------------------------------------------------------------------------

      - The Institute for Basic Research and Developmental Disabilities (IBR) in Staten Island, New York, a major research center for animal prion diseases.

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

      The strip test, utilizing PDL's patents pending proprietary reagents and assay technology has been proven to be simple yet accurate and inexpensive. It is anticipated that the test will be reviewed and evaluated in Europe in the first half of 2002 prior to being certified for commercial release in the massive global cattle industry. The vitality of the beef industry worldwide depends on the development of such a test. The ultimate size of the world market for a post-mortem test is nearly 100 million head of cattle per year. The Company has projected that if this diagnostic were used to test cattle prior to slaughter (estimated at 40 million cattle per year in the United States), the potential gross revenues from this application could be in excess of $50 million in the United States alone.

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

      Through December 31, 2000, PDL funded research, beginning with payments to the University of Maryland of $1,000,000, a payment to the Case Western Reserve University of $500,000, and a payment to the Institute for Basic Research in Mental Retardation and Developmental Disabilities of $150,000 to begin development of a test that can be used to detect prion diseases, such as "Mad Cow Disease", primarily for use on animals, and to a lesser extent, on humans. PDL had raised $2,000,010 during 2000, through sales of shares of its stock to GBI. GBI exercised its stock option for $400,000 during the year ended December 31, 2001; however, PDL has expended most of these funds through its research and development funding and as a result of other administrative expenses. There can be no assurance that such tests will be developed and approved by the appropriate regulatory bodies or that they can be successfully and profitably marketed.

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

GENESIS BIOVENTURES, INC. - 10-QSB QUARTERLY REPORT, MARCH 31, 2002
--------------------------------------------------------------------------------

      CORPORATE DEVELOPMENTS - PDL continues to work on the development of its test for the rapid detection of infection prions and has also begun the initial patent protection process for its tests. PDL has also broadened its mission to include other neurodegenerative diseases.

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

GENESIS BIOVENTURES, INC. - 10-QSB QUARTERLY REPORT, MARCH 31, 2002
--------------------------------------------------------------------------------

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

PROPOSED TRANSACTIONS

There are no proposed transactions as at March 31, 2002.

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

GOVERNMENT REGULATION - BIOTECHNOLOGY PRODUCT DEVELOPMENT

GENESIS BIOVENTURES, INC. - 10-QSB QUARTERLY REPORT, MARCH 31, 2002
--------------------------------------------------------------------------------

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

- 510(K) CLEARANCE: A diagnostic device may be marketed until a 510(k) application is approved if the company can demonstrate to the FDA that the product is "substantially equivalent" to a "predicate device" (i.e. a device that is legally marketed as a Class I or Class II device, or a Class III device on the market prior to the change in regulations in 1976). This approval process is relatively short, although the 510(k) application must include data showing that the new product has the same intended use and at least the same performance as the predicate device. In addition, the company must demonstrate that any differences in technology do not raise any questions regarding safety or effectiveness.

- PMA: A PMA (Premarket Application) is required for a "new device" and is the functional equivalent of a NDA/PLA for a biological drug. The PMA process is typically shorter (2-5 years) than the NDA/PLA process (5-10 years), but is more time consuming, complex and expensive than the 510(k) process. If clinical studies are required for a PMA device, then an IND (Investigational New Device) exemption may be required prior to human studies. New diagnostic devices that do not present a potential for serious risk to the health, safety or welfare of a patient are governed by abbreviated regulations and considered "non-significant risk" devices.

- CLIA: The use of diagnostic devices is regulated under the CLIA (Clinical Laboratory Improvement Amendments) of 1988. Under CLIA, diagnostic assays must be classified by complexity level and use of such diagnostics is limited to those facilities that have been certified or accredited for the use of certain levels of complexity. The diagnostic manufacturer must ensure that it can obtain FDA clearance regarding quality control and assurance instructions that will enable its users to meet CLIA standards.

NEW BIOTECHNOLOGY DRUG PRODUCTS

Development of a new biological therapeutic product is a multi-step process.

- PRE-CLINICAL TESTING - Laboratory and animal pre-clinical testing is required to establish the reasonable safety of the investigational product and to provide some indication of potential effectiveness with respect to a specific disease. Once the general plans and protocols for specific human studies have been developed, the biotech companies prepares and submits an Investigational New Drug (IND)

GENESIS BIOVENTURES, INC. - 10-QSB QUARTERLY REPORT, MARCH 31, 2002
--------------------------------------------------------------------------------

     application to the FDA. The FDA may allow an IND to proceed or place it on clinical hold and request the company to provide additional information prior to approving human testing. To minimize the possibility of a clinical hold, a biotechnology company should schedule a pre-IND meeting with the FDA to review all the pre-clinical data and the proposed clinical trial plan.

- CLINICAL TRIALS - The clinical trials of a new biotechnology product are generally conducted in three stages, although occasionally two stages may be combined.

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

     GMP In addition to the regulations associated with clinical trials, the FDA has extensive regulations on Good Manufacturing Practices (GMP) for biological products. The company's compliance with GMP and its ability to ensure the safety, quality and purity of the product being manufactured.

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

GENESIS BIOVENTURES, INC. - 10-QSB QUARTERLY REPORT, MARCH 31, 2002
--------------------------------------------------------------------------------

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

RISK FACTORS

LACK OF PRIOR OPERATIONS AND EXPERIENCE. The Company has no revenue from operations, is in a start-up phase with its existing assets and has no significant assets, tangible or intangible, other than the medical technology licenses disclosed herein. There can be no assurance that the Company will generate revenues in the future. There is no assurance that the Company will be able to operate profitably in the future, if at all. The Auditors' Report on our December 31, 2001 financial statements includes an additional explanatory paragraph that states that there exists substantive doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments as a result of this uncertainty.

NEED FOR ADDITIONAL FINANCING. The Company continues to have significant obligations with respect to Biomedical Diagnostics. In order to complete its obligations, the Company will require minimum additional funding of $6,000,000 within approximately 6 months. The Company currently does not have sufficient funds to carry its own expenses for approximately 4 months. There can be no assurance that the Company will obtain additional financing for Biomedical Diagnostics' current and future operations or capital needs on favorable terms, if at all.

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

GENESIS BIOVENTURES, INC. - 10-QSB QUARTERLY REPORT, MARCH 31, 2002
--------------------------------------------------------------------------------

HISTORY OF LOSSES. The Company has incurred net losses of $15,368,941, $5,868,006 and $1,737,210 for the fiscal years ended December 31, 2001, 2000 and 1999 respectively and incurred a loss of $1,894,437 for the three months ended March 31, 2002. There can be no assurance that the Company will operate profitably in the near future or at all.

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

NO LIKELIHOOD OF DIVIDENDS. The Company has never paid any cash dividends on either its Common or Preferred Stock. At present, the Company does not anticipate paying dividends in the foreseeable future and intends to devote any earnings to the development of the Company's businesses. Investors who anticipate the need for dividends from their investment should refrain from purchasing the Company's Stock.

PENNY STOCK. The Company may be subject to the SEC's "penny stock" rules if the common stock trades below $5.00 per share. These rules require the delivery prior to any penny stock transaction of a disclosure schedule explaining the penny stock market and all associated risks and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, which are generally defined as institutions or an investor with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with the spouse. For these types of transactions the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. In addition, broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the common stock which could severely limit its market price and liquidity.

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

MANAGEMENT OF GROWTH. Rapid growth often places considerable operational, managerial and financial strain on a company. To successfully manage future growth, the Company must do the following:

-    Improve, upgrade and expand their business infrastructure

-    Hire, train and retain key management and scientific personnel

- Advance the commercialization development programs for their biotechnology products

- Expand the intellectual property portfolio related to the underlying technology

-    Maintain adequate financial resources

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

RESULTS OF OPERATIONS

Three months ended March 31, 2002 compared to three months ended March 31, 2001:

For the three months ended March 31, 2002, the Company incurred a net loss after extraordinary items of $1,894,437 compared to $2,502,787 for the three months ended March 31, 2001, a decrease of $608,350.

Amortization is calculated on the Company's property and equipment and medical technology licenses. Amortization increased by $470,359 during the three months ended March 31, 2002 due to the amortization of acquired medical technology licenses acquired pursuant to the LLC acquisition in November, 2001.

Investor relations are costs incurred by the company for general financing services and investor relations. These costs decreased by $51,030 for the three months ended March 31, 2002 compared to March 31, 2001. March 31, 2001 costs were greater due to the fair value of warrants, options and common shares issued to service providers.

Legal and Accounting expenses increased by $10,068 for the three months ended March 31, 2002 as compared to March 31, 2001 due to increased reporting requirements resulting from the acquisition of the remaining 50% of the Biomedical Diagnostics LLC.

Management and consulting fees decreased by $388,090 for the three months ended March 31, 2002 compared to March 31, 2001. The decrease is due to senior management now providing their services as employees, under employment agreements as opposed to last year when management services were provided under a management agreement.

Rent and occupancy costs increased by $18,087 for the three months ended March 31, 2002 compared to March 31, 2001. This increase reflects additional rental costs relating to the Biomedical Diagnostics LLC premises.

Salaries and benefits increased by $43,089 for the three months ended March 31, 2002 compared to March 31, 2001 reflecting the change in services provided by senior management from a consultant basis to employee basis.

GENESIS BIOVENTURES, INC. - 10-QSB QUARTERLY REPORT, MARCH 31, 2002
--------------------------------------------------------------------------------

Research and development expenses of $134,028 were recorded in the three months ended March 31, 2002 relating to the expenses incurred by the LLC for the quarter. The LLC was held as an equity investment during the prior period.

Interest and bank charges decreased by $254,486 for the three months ended March 31, 2002 due to the decrease in the deemed discounts related to equity instruments issued along with promissory notes. The fair value of the equity instruments issued along with promissory notes is amortized to interest expense over the term of the promissory notes.

Equity in loss of investments decreased by $480,350 for the three months ended March 31, 2002 compared to March 31, 2001. With the acquisition of the remaining 50% equity interest in Biomedical Diagnostics, LLC in 2001, the Company consolidates the LLC's results directly in its operating expenses. As a result, no equity in loss amount is recorded in the current period. The comparable loss for the quarter ending March 31, 2001 was $233,351. In 2001, the Company wrote-down its investments in PDL and, as a consequence, no longer records an equity loss in PDL's operating results. The comparable loss for the quarter ending March 31, 2001 was $282,946. Equity in loss of Biotherapies increased by $35,947 for the three months ended March 31, 2002 compared to March 31, 2001 reflecting the increased research and development activity in Biotherapies for the quarter.

Loss per share was ($.10) in the quarter ending March 31, 2002 compared to ($0.20) for the quarter ending March 31, 2001. The decrease in loss per share is due to the decreased loss during the quarter. The weighted average number of shares outstanding for the three months ended March 31, 2002 was 20,146,663 compared to 12,395,497 for the three months ended March 31, 2001.

The Company's total assets as at March 31, 2002 totaled $13,911,309 compared to total assets of $15,179,029 as at December 31, 2001. The decrease in the Company's total assets during the quarter is due to the equity loss in Biotherapies, Inc. of $557,671 and amortization of the Company's medical technology licenses totaling $451,997.

Stockholder equity as at March 31, 2002 was $8,068,275 compared to $9,660,743 as at December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in operating activities totaled $560,813 for the three months ended March 31, 2002 compared to $520,101 for the three months ended March 31, 2001.

The Company expects to incur losses for the current fiscal year, primarily due to the operation of Biomedical Diagnostics LLC. The Company expects the LLC to incur substantial research and development, sales, marketing and other expenses. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial.

The Company's short-term funding requirements are currently being funded through private placements and short-term convertible promissory notes. The majority of the promissory notes are placed with a significant shareholder of the Company. There can be no guarantee that the shareholder will continue to lend funds or that any other lender will provide short-term funds.

As discussed above, the Company is committed to funding Biomedical Diagnostics' operating activities of at least $1,000,000 on or before November 30, 2002. The majority of the Company's short-term convertible debt has already or will mature within the next 6 months. Because of these capital requirements, the Company intends to raise funds through registered offerings or exempt transactions.

The Company is currently reviewing its options to raise additional capital. It has entered into an agreement with an NASD registered broker/dealer whereby the broker/dealer will assist the Company on a "best efforts" basis in conducting a private placement offering with gross proceeds of between $1,000,000 and $8,000,000. The parties anticipate issuing preferred stock in the placement, which will be convertible into common stock. It is expected that the private placement offering will commence in approximately the next

GENESIS BIOVENTURES, INC. - 10-QSB QUARTERLY REPORT, MARCH 31, 2002
--------------------------------------------------------------------------------

30 days and be completed approximately 90 days thereafter, and that the offering will be made solely to accredited investors. The parties further intend for the issuance of the securities to qualify for an exemption from the registration provisions of the Securities Act of 1933, as amended, specifically under Section 4(2) and/or Regulation D thereunder. There can be no assurance that the placement will be completed.

A summary of the Company's financial commitments are set out below:

                             Payments Due by Period

                                                 LESS THAN 1
CONTRACTUAL OBLIGATIONS             TOTAL            YEAR           1 - 3 YEARS      4 - 5 YEARS     AFTER 5 YEARS
-----------------------------  ---------------- ----------------  ---------------- ---------------- ----------------
Short-term debt                $     1,428,311  $     1,428,311   $            --  $            --  $            --
Operating leases               $       465,180  $       165,990   $       276,190  $        23,000  $            --
Unconditional purchase
   obligations                 $     1,500,000  $     1,500,000   $            --  $            --  $            --
                               ---------------- ----------------  ---------------- ---------------- ----------------
Total contractual cash
   obligations                 $     3,393,491  $     3,094,301   $       276,190  $        23,000  $            --
                               ================ ================  ================ ================ ================

As of March 31, 2002, the Company had cash on hand of approximately $6,940 and a working capital deficiency of $5,089,583. In the opinion of management, cash on hand is not sufficient to meet current requirements.

The Company, through the wholly-owned subsidiary Biomedical Diagnostics, LLC, is planning to increase its operating budget for 2002 to provide for an additional 9 full-time employees and to purchase additional laboratory equipment necessary for increased research and development activities. The Company has budgeted approximately $1,600,000 for these additional expenditures.

The Company's future capital requirements will depend on many factors, including advancement of the Company's LLC research and development programs; payments made to secure and develop additional cancer diagnostics technologies; the cost and availability of third-party financing for development and commercialization activities; and administrative and legal expenses. Should the Company not be able to secure additional financing when needed, it may be required to liquidate assets or reduce the scope or cease operations, any of which would have a material adverse effect on its business.


                                     PART II


ITEM 1.       LEGAL PROCEEDINGS

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

On December 18, 2001, the former president of the Company filed a Statement of Claim in the Supreme Court of British Columbia against the Company, two Directors of the Company and their related management company seeking damages for breach of contract and wrongful dismissal. The plaintiff is

GENESIS BIOVENTURES, INC. - 10-QSB QUARTERLY REPORT, MARCH 31, 2002
--------------------------------------------------------------------------------
seeking general and special damages including the value of 500,000 Company shares and 90,000 Company stock options. The Company has denied all claims and has taken the position that the Company shares and stock option claimed were to be performance based according to a formula which was never agreed upon. The Company also believes that the former president was terminated as allowed for under the consulting agreement. The Company has filed a counter claim against the former president of the Company for damages for breach of contract and fraudulent or negligent misrepresentation.


ITEM 2.           CHANGES IN SECURITIES

During the quarter ended March 31, 2002, the Company completed the private placement of 50,000 units subscribed for in December, 2001 for net proceeds of $90,000. An additional 50,200 units were issued for net proceeds of $57,800 during the quarter. Each unit consists of one common share of the Company and one-half of one warrant, with two one-half warrants exercisable to purchase an additional one common share at an exercise price of between $2.00 and $3.00 per share.

During the quarter ended March 31, 2002, 36,097 common shares were issued on the exercise of stock options.

At March 31, 2002, there were 30,000 units subscribed for at $1.00 per unit and 20,000 units subscribed for at $1.50 per unit. Each unit consists of one common share of the Company and one-half of one warrant, with two one-half warrants exercisable to purchase an additional one common share at an exercise price of between $2.00 and $3.00 per share.

ITEM 3.           DEFAULT UPON SENIOR SECURITIES

None


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5.           OTHER INFORMATION

None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

On February 15, 2002, the Company filed an amendment No. 1 to the Form 8-K dated November 30, 2001 in connection with the Company's acquisition of membership interests in Biomedical Diagnostics, LLC from Biotherapies Incorporated.

GENESIS BIOVENTURES, INC. - 10-QSB QUARTERLY REPORT, MARCH 31, 2002
--------------------------------------------------------------------------------


                           SIGNATURES


In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            GENESIS BIOVENTURES, INC


May 20, 2002
                        By:       /s/ E. Greg McCartney
                                 -------------------------
                        Name:    E. Greg McCartney
                                 Chairman, President and Chief Executive Officer


May 20, 2002
                        By:       /s/  T.J. Louis McKinney
                                 -------------------------
                        Name:    T.J. Louis McKinney
                                 Chief Financial Officer