Form 10QSB
period 2002-06-30
GENESIS BIOVENTURES INC
filed 2002-08-14
CIK 1084966

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended JUNE 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to _________________

                         Commission file number 0-30252
                                                -------

                            GENESIS BIOVENTURES, INC.
                 (Name of small business issuer in its charter)

          NEW YORK                                      98-0163232
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1A-3033 KING GEORGE HIGHWAY, SURREY B.C. CANADA                   V4P 1B8
--------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Issuer's telephone number:    (604) 542-0820
                            -------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

             CLASS                         OUTSTANDING AT AUGUST 8, 2002

Common Stock, par value $0.0001                     20,856,935

GENESIS BIOVENTURES, INC. - 10-QSB QUARTERLY REPORT, JUNE 30, 2002
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                            Page
PART I  - FINANCIAL INFORMATION
    Item 1    Financial Statements.............................................3
    Item 2    Management's Discussion and Analysis............................13


PART II - OTHER INFORMATION
    Item 1    Legal Proceedings...............................................26
    Item 2    Changes in Securities...........................................26
    Item 3    Default upon Senior Securities..................................27
    Item 4    Submission of Matters to a Vote of Security Holders.............27
    Item 5    Other Information...............................................27
    Item 6    Exhibits and Reports on Form 8-K................................27


SIGNATURES....................................................................27

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

GENESIS BIOVENTURES, INC. - 10-QSB QUARTERLY REPORT, JUNE 30, 2002
--------------------------------------------------------------------------------

ITEM 1.  FINANCIAL STATEMENTS

GENESIS BIOVENTURES, INC.
(a New York Corporation)
(a development stage company)
BALANCE SHEETS
(Unaudited)
(Expressed in United States dollars)

                                                                        JUNE 30,       DECEMBER 31,
                                                                          2002             2001
                                                                      -------------    ------------
                                                                       (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                         $       7,293    $     238,333
    Accounts and other receivables                                           18,555           10,262
    Prepaid expenses                                                        102,900          109,900
----------------------------------------------------------------------------------------------------
Total current assets                                                        128,748          358,495

Property and equipment, net                                                 150,412          192,901

Long-term investments:
    Biotherapies, Inc. (26.3%)                                              988,640        2,122,373

Medical technology licenses, net                                         11,601,266       12,505,260
----------------------------------------------------------------------------------------------------
Total assets                                                          $  12,869,066    $  15,179,029
====================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities                          $   3,975,852    $   3,457,909
    Promissory notes payable (Note 5)                                         1,938,309        1,428,311
----------------------------------------------------------------------------------------------------
Total current liabilities                                                 5,914,161        4,886,220
----------------------------------------------------------------------------------------------------

Stock appreciation rights plan                                              632,066          632,066

STOCKHOLDERS' EQUITY:
Preferred stock, $.0001 par value:
    Authorized 100,000,000 shares;
    Issued: 2002 - 176,562; December 31, 2001 - 176,562                          18               18
Common stock, $.0001 par value:
    Authorized 100,000,000 shares;
    Issued: 2002 - 20,615,506; December 31, 2001 - 19,944,832                 2,061            1,994
Common share subscription                                                      -             181,250
Additional paid-in capital                                               35,111,026       34,407,044
Deficit accumulated during the development stage                        (28,790,266)     (24,929,563)
-----------------------------------------------------------------------------------------------------
Total stockholders' equity                                                6,322,839        9,660,743
----------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                            $  12,869,066    $  15,179,029
====================================================================================================

Future operations (Note 1)
Commitments and contingencies (Note 4)
Subsequent Events (Note 7)

The accompanying notes are an integral part of these consolidated financial statements.

GENESIS BIOVENTURES, INC. - 10-QSB QUARTERLY REPORT, JUNE 30, 2002
--------------------------------------------------------------------------------

GENESIS BIOVENTURES, INC.
(a New York Corporation)
(a development stage company)
STATEMENT OF OPERATIONS
(Unaudited)
(Expressed in United States dollars)

                                                                                                                  TOTAL FROM
                                              FOR THE 3 MONTHS ENDED             FOR THE 6 MONTHS ENDED           INCEPTION
                                             ------------------------           ------------------------        SEPTEMBER 19,
                                             JUNE 30,         JUNE 30,          JUNE 30,         JUNE 30,      1994 TO JUNE 30,
                                               2002             2001              2002             2001              2002
------------------------------------------------------------------------------------------------------------------------------

Revenue                                   $         -       $         -      $         -       $         -      $         -
------------------------------------------------------------------------------------------------------------------------------
Expenses:
   Amortization                               474,167             5,970          948,256             9,700        1,166,953
   Loss (gain) on foreign exchange             14,461             1,281           21,769              (178)          39,091
   Investor relations:
     Stock-based compensation                       -                 -                -                 -          485,706
     Incurred                                  30,825            44,119           59,139           123,463          971,143
   Legal and accounting                       158,792           118,035          246,224           195,399        1,339,372
   Listing and share transfer fees              6,571             6,315           32,520            23,211          223,474
   Management and consulting fees:
     Stock-based compensation                       -           137,315           11,737           395,373        4,749,568
     Incurred                                  74,000           409,194          113,858           590,821        1,973,019
   Office and miscellaneous                     7,606            17,807           23,590            48,583          322,074
   Rent and occupancy costs                    40,429             6,193           89,222            36,899          480,563
   Salaries and benefits                      146,150            70,667          276,348           157,776          524,371
   Telephone                                    3,763            10,728            7,971            18,317           88,312
   Travel and promotion                        12,583            31,867           18,852            87,433          960,217
   In-process research and development              -                 -                -                 -          750,000
   Research and development                   115,129                 -          249,157                 -          351,553
---------------------------------------------------------------------------------------------------------------------------
                                            1,084,476           859,491        2,098,643         1,686,797       14,425,416
---------------------------------------------------------------------------------------------------------------------------
LOSS BEFORE OTHER ITEMS:                   (1,084,476)         (859,491)      (2,098,643)       (1,686,797)     (14,425,416)
   Interest income                              2,745               722            6,126            10,741           82,600
   Interest and bank charges:
     Incurred                                (130,390)         (567,673)        (200,628)         (638,710)        (632,417)
     Amortization of deemed discount         (178,096)         (665,077)        (500,838)       (1,241,519)      (2,414,181)
   Equity in loss of:
     Prion Developmental Laboratories, Inc.         -          (327,597)               -          (610,543)      (2,436,553)
     Biotherapies Incorporated               (576,062)         (510,127)      (1,133,733)       (1,031,851)      (4,448,970)
     Biomedical Diagnostics, LLC                    -          (248,896)               -          (482,247)      (3,357,253)
----------------------------------------------------------------------------------------------------------------------------
LOSS BEFORE EXTRAORDINARY ITEM             (1,966,279)       (3,178,139)      (3,927,716)       (5,680,926)     (27,632,190)

EXTRAORDINARY GAIN (LOSS) ON
DEBT SETTLEMENTS                                    -                 -           67,013                 -         (803,341)
----------------------------------------------------------------------------------------------------------------------------
NET LOSS                                  $(1,966,279)       (3,178,139)      (3,860,703)       (5,680,926)     (28,435,531)
============================================================================================================================
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                         20,386,111        14,211,613       20,267,048        13,308,572        6,578,587
============================================================================================================================

BASIC AND FULLY DILUTED LOSS PER
COMMON SHARE BEFORE
EXTRAORDINARY ITEM                                .10              0.22              .19               .43             4.32
============================================================================================================================

LOSS PER COMMON SHARE, BASIC
AND FULLY DILUTED                                 .10              0.22              .19               .43             4.32
============================================================================================================================

The accompanying notes are an integral part of these financial statements.

GENESIS BIOVENTURES, INC. - 10-QSB QUARTERLY REPORT, JUNE 30, 2002
--------------------------------------------------------------------------------

GENESIS BIOVENTURES, INC.
(a New York Corporation)
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(Expressed in United States dollars)

JUNE 30, 2002
--------------------------------------------------------------------------------

                                                                                                           DEFICIT
                           COMMON SHARES          COMMON SHARE        PREFERRED SHARES                   ACCUMULATED
                      ---------------------       SUBSCRIPTIONS     ----------------------   ADDITIONAL     DURING       TOTAL
                         NUMBER                ------------------      NUMBER                 PAID-IN    DEVELOPMENT  STOCKHOLDERS'
                       OF SHARES     AMOUNT    NUMBER      AMOUNT     OF SHARES     AMOUNT    CAPITAL       STAGE        EQUITY
                      -------------------------------------------------------------------------------------------------------------
                                       $                      $                       $           $            $             $
 Issue of common
    stock for cash
    on organization
    of the Company      8,816,992     8,817         --          --          --          --          --            --        8,817
 Loss for the period           --        --         --          --          --          --          --      (147,192)    (147,192)
                      -------------------------------------------------------------------------------------------------------------
 Balance, December
    31, 1995            8,816,992     8,817         --          --          --          --          --      (147,192)    (138,375)

 Consolidation of
    shares in
    November on a 50
    for 1 basis        (8,640,456)   (8,799)        --          --          --          --       8,799            --           --
 Loss for the period           --        --         --          --          --          --          --      (184,403)    (184,403)
                      -------------------------------------------------------------------------------------------------------------
 Balance, December
    31, 1996              176,536        18         --          --          --          --       8,799      (331,595)    (322,778)

 Issue of common
    stock for
    settlement of
    debt                3,000,000       300         --          --          --          --     119,700            --      120,000
 Loss for the period           --        --         --          --          --          --          --      (191,118)    (191,118)
                      -------------------------------------------------------------------------------------------------------------
 Balance, December
    31, 1997            3,176,536       318         --          --          --          --     128,499      (522,713)    (393,896)

 Issue of common
    stock for
    settlement of
    debt                3,000,000       300         --          --          --          --     347,095            --      347,395
 Issue of common
    stock for cash      1,010,000       101         --          --          --          --     708,736            --      708,837
 Loss for the period           --        --         --          --          --          --          --    (1,077,958)  (1,077,958)
                      -------------------------------------------------------------------------------------------------------------
 Balance, December
    31, 1998            7,186,536       719         --          --          --          --   1,184,330    (1,600,671)    (415,622)

 Issue of common
    stock for
    settlement of
    debt                  872,500        87         --          --          --          --     872,413            --      872,500
 Common stock
    returned                  (39)       --         --          --          --          --          --            --           --
 Issue of common
    stock for
    services               60,000         6         --          --          --          --      59,994            --       60,000
 Issue of common
    stock for shares
    of Biotherapies
    Incorporated           60,000         6         --          --          --          --     239,994            --      240,000
 Issue of preferred
    stock for cash
    (net of
    beneficial
    feature)                   --        --         --          --   2,000,000         200   5,210,976            --    5,211,176
 Fair value of
    options issued
    to consultants             --        --         --          --          --          --      81,252            --       81,252
 Beneficial feature
    of preferred
    stock issued               --        --         --          --          --          --     354,735            --      354,735
 Deemed dividends on
    preferred stock
    (note 9(a))                --        --         --          --          --          --     232,065      (232,065)          --
 Loss for the period           --        --         --          --          --          --          --    (1,737,210)  (1,737,210)
                      -------------------------------------------------------------------------------------------------------------
 Balance, December
    31, 1999            8,178,997       818         --          --   2,000,000         200   8,235,759    (3,569,946)   4,666,831

 Issue of common
    stock for
    settlement of
    debt                  240,528        24         --          --          --          --     309,498            --      309,522
 Exercise of share
    purchase
    warrants for cash       9,000         1         --          --          --          --      62,999            --       63,000
 Exercise of stock
    options for cash       68,500         7         --          --          --          --     129,593            --      129,600
 Issue of common
    stock for cash
    (net of cash
    share issue
    costs of
    $214,139 and
    non-cash of
    $26,500)              629,586        63         --          --          --          --   2,058,013            --    2,058,076
 Issue of common
    stock for




GENESIS BIOVENTURES, INC. - 10-QSB QUARTERLY REPORT, JUNE 30, 2002
--------------------------------------------------------------------------------


    financing
    services provided       2,000        --         --          --          --          --      26,500            --       26,500
 Issue of common
    stock on
    acquisition
    (note 6(d))         1,100,000       110         --          --          --          --   4,330,590            --    4,330,700
 Issue of warrants
    to holders of
    promissory notes           --        --         --          --          --          --     897,554            --      897,554
 Issue of common
    stock on
    conversion of
    convertible
    preferred shares      758,464        76         --          --    (758,464)        (76)         --            --           --
 Deemed dividends on
    preferred stock            --        --         --          --          --          --     122,670      (122,670)          --
 Fair value of
    options issued
    to employees and
    consultants                --        --         --          --          --          --     686,448            --      686,448
 Common shares
    subscribed, not
    issued                     --        --    150,001          --          --          --          --            --      150,001
 Note receivable
    share
    subscriptions              --        --   (150,001)         --          --          --          --            --     (150,001)
 Loss for the period           --        --         --          --          --          --          --    (5,868,006)  (5,868,006)
                      -------------------------------------------------------------------------------------------------------------
 Balance, December
    31, 2000           10,987,075     1,099         --          --   1,241,536         124  16,859,624    (9,560,622)   7,300,225

 Issue of common
    stock for
    settlement of
    debt and accrued
    interest (note
    8(a))               1,004,605       100         --          --          --          --   1,757,959            --    1,758,059
 Issue of common
    shares for cash
    (net of $15,001
    non-cash issue
    costs)                 70,589         7         --          --          --          --     134,994            --      135,001
 Issue of common
    stock for share
    financing
    services provided      21,559         2         --          --          --          --      42,549            --       42,551
 Issuance of common
    stock for cash
    (net of cash
    share issue
    costs of $86,515
    and non-cash of
    $27,550)              691,000        69         --          --          --          --     957,366            --      957,435
 Issue of common
    stock on
    conversion of
    convertible
    preferred shares    1,064,974       106         --          --  (1,064,974)       (106)         --            --           --
 Issue of common
    stock on
    settlement of
    debt and accrued
    interest (note
    8(a))               2,000,000       200         --          --          --          --   2,499,800            --    2,500,000
 Issue of common
    stock for goods
    and services
    provided              111,510        11     50,000      91,250          --          --     237,849            --      329,110
 Stock options
    exercised             196,500        20         --          --          --          --     217,980            --      218,000
 Shares issued to
    Biotherapies,
    Inc. (note 5)         600,000        60         --          --          --          --   1,679,940            --    1,680,000
 Fair value of
    options and
    warrants issued
    to consultants
    and major
    shareholders for
    consulting and
    general
    financing
    services                   --        --         --          --          --          --   2,922,628            --    2,922,628
 Shares issued to
    Biotherapies
    Inc. (note 3(a))    2,524,030       252         --          --          --          --   4,719,684            --    4,719,936
 Issue of common
    stock for cash
    (net of $93,451
    of cash and
    $32,556 of
    non-cash share
    issue costs)          667,101        67         --          --          --          --     874,577            --      874,644
 Subscription
    receivable for
    issued shares              --        --         --          --          --          --     (15,000)           --      (15,000)
 Common shares
    subscribed, not
    issued                     --        --     60,000      90,000          --          --          --            --       90,000
 Fair value of
    warrants issued
    for share
    financing costs            --        --         --          --          --          --      32,556            --       32,556
 Issue of common
    stock for
    property and
    equipment               5,889         1         --          --          --          --      11,188            --       11,189
 Dilution gain on
    shares issued by
    investee                   --        --         --          --          --          --      53,635            --       53,635
 Fair value of
    options and
    warrants issued
    to promissory
    note holders               --        --         --          --          --          --     885,427            --      885,427
 Fair value of
    beneficial
    conversion
    feature of
    promissory note
    issued                     --        --         --          --          --          --     534,288            --      534,288
 Loss for the period           --        --         --          --          --          --          --   (15,368,941) (15,368,941)
                      -------------------------------------------------------------------------------------------------------------




GENESIS BIOVENTURES, INC. - 10-QSB QUARTERLY REPORT, JUNE 30, 2002
--------------------------------------------------------------------------------

 Balance, December
    31, 2001           19,944,832     1,994    110,000     181,250     176,562          18  34,407,044   (24,929,563)   9,660,743
 Fair value of stock
    option issued to
    consultants                --        --         --          --          --          --      11,737            --       11,737
 Issue of common
    stock previously
    subscribed for        110,000        11   (110,000)   (181,250)         --          --     181,239            --           --
 Common shares
    subscribed, not
    issued                     --        --         --          --          --          --          --            --           --
 Stock options
    exercised              36,097         4         --          --          --          --      38,200            --       38,204
 Shares issued for
    settlement of
    accounts payable
    and accrued
    liabilities           133,377        13         --          --          --                 166,464             -      166,477
 Issuance of common
    stock for cash,
    net of cash
    share issue
    costs of $39,620      391,200        39         --          --          --          --     306,342             -      306,381
 Loss for the period           --        --         --          --          --          --          --    (3,860,703)  (3,860,703)
                      -------------------------------------------------------------------------------------------------------------
 Balance, June
    30, 2002           20,615,506     2,061         --          --     176,562          18  35,111,026   (28,790,266)  (6,322,839)
                      -------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

GENESIS BIOVENTURES, INC. - 10-QSB QUARTERLY REPORT, JUNE 30, 2002
--------------------------------------------------------------------------------

GENESIS BIOVENTURES, INC.
(a New York Corporation)
(a development stage company)
STATEMENT OF CASH FLOWS
(Unaudited)
(Expressed in United States dollars)

                                                                                                                TOTAL FROM
                                                                                                                INCEPTION,
                                                                                                              (SEPTEMBER 19,
                                                                                                                 1994) TO
                                                                                                                 JUNE 30,
FOR THE SIX MONTHS ENDED JUNE 30                                                  2002             2001              2002
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                 $(3,860,703)      $(5,680,926)    $(28,435,531)
    Items not affecting cash:
       Amortization                                                              948,256           176,667        1,166,953
       Equity in loss of Biomedical Diagnostics LLC                                    -           482,247        3,357,253
       Equity in loss of Biotherapies, Inc.                                    1,133,733         1,031,851        4,448,970
       Equity in loss of Prion Developmental Laboratories Inc.                   -                 610,543        2,436,553
       In-process research and development                                       -                 -                750,000
       Stock compensation                                                         11,737           395,373        4,091,186
       Stock appreciation rights plan                                            -                 -                 29,230
       Deemed discount amortization on promissory notes                          500,838         1,241,519        2,522,514
       Extraordinary loss on debt settlement                                     (67,013)                -          803,341
    Changes in operating assets and liabilities:
       Amounts and other receivables                                              (8,293)            8,839          (18,555)
       Prepaid expenses                                                            7,000             3,250              966
       Accounts payable and accrued liabilities                                  693,978           739,981        4,309,554
---------------------------------------------------------------------------------------------------------------------------
                                                                                (640,467)         (990,656)      (4,537,536)
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures on property and equipment                                (1,773)          (72,378)        (113,301)
    Purchase of shares of Biotherapies Inc.                                       -               -              (2,643,976)
    Investment in Prion Developmental Laboratories, Inc.                          -               -              (2,436,553)
    Investment in Biomedical Diagnostics LLC                                      -               -              (3,000,000)
    Investment in I.D. Certify, Inc.                                              -               -                (800,160)
    Acquisition of Biomedical Diagnostics, LLC, net of cash acquired              -               -              (2,696,756)
    Cash acquired on consolidation                                                -               -                   8,617
    Deposit on future acquisitions                                                -               -                 (50,000)
    Purchase of short-term investments                                            -                367,000          -
---------------------------------------------------------------------------------------------------------------------------
                                                                                  (1,773)          294,622      (11,732,129)
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Exercise of share purchase warrants                                           -                 -                63,000
    Exercise of stock options                                                     -                 -               347,600
    Issuance of promissory notes                                                  20,000            -             5,688,647
    Repayment of promissory notes                                                 -                 -              (600,000)
    Common stock issued for cash                                                 391,200           670,625        5,211,800
    Common stock subscriptions                                                    -                 -               -
    Preferred stock issued for cash                                               -                 -             5,565,911
---------------------------------------------------------------------------------------------------------------------------
                                                                                 411,200           670,625       16,276,958
---------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                                  (231,040)          (25,409)           7,293
CASH AND CASH EQUIVALENTS, BEGINNING                                             238,333           284,306          -
---------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, ENDING                                         $        7,293          $258,897   $        7,293
===========================================================================================================================

The accompanying notes are an integral part of these financial statements.

GENESIS BIOVENTURES, INC. - 10-QSB QUARTERLY REPORT, JUNE 30, 2002
--------------------------------------------------------------------------------

GENESIS BIOVENTURES, INC.
(a New York Corporation)
(a development stage company)
STATEMENT OF CASH FLOWS
(Unaudited)
(Expressed in United States dollars)

                                                                                                                TOTAL FROM
                                                                                                                INCEPTION,
                                                                                                              (SEPTEMBER 19,
                                                                                                                 1994) TO
                                                                                                                 JUNE 30,
FOR THE SIX MONTHS ENDED JUNE 30,                                                 2002             2001              2002
---------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE:
Cash paid for:
   Income taxes                                                       $        -           $      -         $      -
   Interest                                                                      139              74,829          282,672
Non-cash activities:
   Common stock issued to settle promissory notes payable and
     accounts payable and accrued liabilities                                   -              4,627,298        5,907,477
   Common stock issued for shares of Biotherapies Inc. and patents              -                 -             4,570,700
   Discounts and beneficial conversion feature on promissory notes              -                389,382        2,317,269
   Deemed dividends on preferred shares                                         -                 -               354,735
   Common stock issued on conversion of preferred shares                        -                    103              182
   Contribution to BioMedical Diagnostics, LLC of rights acquired               -                 -             2,680,860
   Issuance of common stock and warrants for share financing services           -                 42,551           75,107
   Issuance of common stock on acquisition (Note 4 (a))                         -                 -             1,680,000
   Shares issued as consideration for acquisition of 50% interest in LLC
     (note 4 (a))                                                               -                 -             4,719,936
   Stock option exercise price paid through settlement of accounts
       payable and accrued liabilities                                        38,204              -                38,204
   Common stock issued on subscriptions                                      241,250              -               241,250
   Common stock issued on settlement of accounts payable and
       accrued liabilities                                                   166,478              -               166,478
   Subscription receivable for issued common shares                             -                 -                15,000
   Common stock issued for fixed assets                                         -                 -                11,189

The accompanying notes are an integral part of these financial statements.

GENESIS BIOVENTURES, INC. - 10-QSB QUARTERLY REPORT, JUNE 30, 2002
--------------------------------------------------------------------------------

GENESIS BIOVENTURES, INC.
(a New York Corporation)
(a development stage company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
(Expressed in U.S. dollars)

JUNE 30, 2002

1.   NATURE OF DEVELOPMENT STAGE ACTIVITIES AND FUTURE OPERATIONS

These consolidated financial statements have been prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes the Company will continue in operation throughout the next fiscal year and into the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Certain conditions discussed below, currently exist which raise substantial doubt about the validity of this assumption. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's future operations are dependent upon the Company's ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from its investments. Furthermore, the Company's equity investments may require additional funding from the Company to continue research and development and other operating activities. The Company is in default of a cash payment of $1,500,000 due prior to May 30, 2002 to fund certain research payments pursuant to its acquisition of Biomedical Diagnostics LLC (Note 4(a)) and is being penalized $500 per day for each day the payment is outstanding. As of June 30, 2002, the Company is considered to be in the development stage as the Company has not generated revenues, and has experienced negative cash flow from operations and is in default of promissory note obligations totalling $1,843,647. The Company had a working capital deficiency of $5,785,413 as at June 30, 2002. The Company does not have sufficient working capital to sustain operations until the end of the year ended December 31, 2002 and is in immediate need of cash financing. The Company is currently looking to secure additional funds through future debt or equity financings. Such financings may be not available or may not be available on reasonable terms. If the Company is unable to obtain required financing, it may have to reduce or cease operations or liquidate certain assets.

2.   BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for a complete set of annual financial statements. The Company believes that its disclosures are adequate so that the information presented is not misleading. These condensed Financial Statements should be read with the Annual Audited Financial Statements and the Notes thereto included in the Company's Annual Report on Form 10-KSB and other reports filed with the SEC. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of results of the financial position and the operations have been included in the consolidated financial statements. Results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2002.

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

GENESIS BIOVENTURES, INC. - 10-QSB QUARTERLY REPORT, JUNE 30, 2002
--------------------------------------------------------------------------------

4.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

(a)  Agreements (Continued)

     Total consideration and advances paid or payable by the Company on this acquisition totaled $8,840,408. The Company paid Biotherapies $2,340,000 cash, including prepaid royalties and advances totaling $290,000, and issued 2,524,030 shares of its common stock with a fair value of $4,719,936. The fair value of common shares represents the average quoted market value of the Company's common shares on the acquisition consummation date of November 30, 2001 and the two days preceding that date. On May 30, 2002, the six-month anniversary of the signing of the Purchase Agreement, the Company was required to make an additional cash payment to Biotherapies in the amount of $1,500,000. The Company did not have sufficient funds to make this payment and are currently being penalized $500 per day for each day the payment is late. This obligation was recorded at its estimated fair value, using a 12% discount rate, of $1,415,100. The discount of $84,900 has been accreted through interest expense by the interest method over the period to May 30, 2002. At June 30, 2002, the discounted loan payable balance had accreted to $1,500,000.

     On May 30, 2002, the Company and Biotherapies entered into an Amendment to the Purchase Agreement extending the time for the payment of the said $1,500,000.

     Under the terms of the Amendment to the Purchase Agreement the Company agreed to pay Biotherapies a penalty of $500 per day for each day after May 30, 2002, that the $1,500,000 remains outstanding provided, however, that after August 31, 2002 Biotherapies shall accept the following common shares in lieu of the penalty:

     (i) if the $1,500,000 has not been paid by September 1, 2002, then the Company shall transfer 164,864 common shares of Biotherapies capital stock to Biotherapies as of September 1, 2002 and,

     (ii) if the $1,500,000 has not been paid by October 1, 2002, then the Company shall transfer an additional 329,727 common shares of Biotherapies capital stock to Biotherapies as of October 1, 2002 and,

     (iii) if the $1,500,000 has not been paid by November 1, 2002, then the Company shall transfer an additional 329,728 common shares of Biotherapies capital stock to Biotherapies as of November 1, 2002 and,

     (iv) if the additional funds have not been paid by December 1, 2002, then the Company shall transfer an additional 601,094 common shares of Biotherapies capital stock to Biotherapies as of December 1, 2002 and any further obligations of the Company to pay Biotherapies the $1,500,000 shall be deemed satisfied as of December 1, 2002.

     All other terms and conditions of the Purchase Agreement shall remain in full force and effect.

     In the event the Company is unable to meet its obligations under the Purchase Agreement or renegotiate the payment terms, the possibility exists that the actions taken or outcome of the negotiations may result in the acquired technology being returned to Biotherapies.

     Concurrently with the execution of the Purchase Agreement, the Company and Biotherapies entered into numerous other agreements, including a certain Mammastatin Sublicense Agreement and a certain P&O Technology License Agreement. Pursuant to the Sublicense Agreement, Biotherapies granted to the Company rights to make, use and sell certain proteins and antibodies, and tests to develop or sell additional antibodies and/or diagnostic assays for the diagnosis of breast, prostate and/or ovarian cancers. Under the agreement, the Company is required to pay Biotherapies a royalty of between ten percent (10%) and twenty percent (20%) of net sales generated, depending on the level of net sales in a given year. As of June 30, 2002, the Company had pre-paid royalty payments pursuant to the Mammastatin Sublicense Agreement totaling $100,000.

     Pursuant to the Purchase Agreement, the Company committed to fund the operating costs of the LLC of at least $1,000,000 in support of product development of the mammastatin, prostate and ovarian technologies on or before November 30, 2002. As of June 30, 2002, $355,200 had been paid toward this commitment.

     Biotherapies may terminate the Mammastatin Sublicense Agreement if the Company fails to (I) meet its commitment to fund operating costs of the LLC of at least $1,000,000; (II) make any royalty payments due to Biotherapies; or (III) achieve gross sales of the licensed technology of $7,500,000 within 24 months of the signing of the Purchase Agreement and $20,000,000 within 36 months of the signing of the Purchase Agreement. The Company can cure the gross sales default by satisfying the royalty obligations that would have accrued had the target gross sales been met. Biotherapies may terminate the P&O Technology License Agreement if the Company fails to meet its commitment to fund operating costs of the LLC of at least $1,000,000 or fails to make any required royalty payments due to Biotherapies.

GENESIS BIOVENTURES, INC. - 10-QSB QUARTERLY REPORT, JUNE 30, 2002
--------------------------------------------------------------------------------

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

     The Company has determined that it is not possible at this time to predict the final outcome of these legal proceedings and that it is not possible to establish a reasonable estimate of possible damages, if any, or reasonable to estimate the range of possible damages that may be awarded to the plaintiffs. Any adjustments to the amounts recognized will be recorded when determinable.

5.   PROMISSORY NOTES PAYABLE

During the six months ended June 30, 2002 $20,000 of additional loans were received and no loans were repaid by the Company. As at June 30, 2002, loans with a principle balance of $1,843,647 (2001 - $ nil) were in default. The lenders have not demanded repayment. Discounts on promissory notes amortized to interest expense during the six months ended June 30, 2002 totalled $458,398 (2001 - $389,382).

6.   STOCK TRANSACTIONS

During the quarter ended March 31, 2002, the Company completed the private placement of 50,000 common shares subscribed for in December, 2001 for net proceeds of $90,000. An additional 50,200 common shares were issued for gross proceeds of $57,800 during the quarter.

During the quarter ended March 31, 2002, 36,097 common shares were issued on the exercise of stock options. The exercise price of the options was paid by the settlement of accounts payable and accrued liabilities owing to the option holder.

At March 31, 2002, there were 30,000 units subscribed for at $1.00 per unit, and 20,000 units subscribed for at $1.50 per unit. Each unit consists of one common share of the Company and one-half of one warrant, with two one-half warrants exercisable to purchase an additional one common share at an exercise price of between $2.00 and $3.00 per share. The warrants expire between January and March, 2004. The private placement was completed subsequent to March 31, 2002.

During the quarter ended March 31, 2002, the Company issued 95,877 common shares with a fair value of $134,228 to settle accounts payable and accrued liabilities resulting in a gain on settlement of $67,013.

During the quarter ended June 30, 2002, the Company completed the private placement of 50,000 common shares subscribed for in March 2002 for net proceeds of $60,000. An additional 301,000 units were issued for net proceed of $188,580 during the quarter. Each unit consists of one common share of the company and one-half share purchase warrants, with two one-half warrants exercisable to purchase an additional common share at an exercise prices of between $1.50 and $3.00 per share. The warrants expire between March and June 2004.

During the quarter ended June 30, 2002, the Company issued 37,500 common shares with a fair value of $32,250 as part of a settlement of accounts payable and accrued liabilities.

7.   SUBSEQUENT EVENTS

Subsequent to June 30, 2002, the Company completed a private placement of 86,429 common shares for proceeds of $60,500 and issued 155,000 common shares with a fair value of $0.80 per share for services valued at $124,000. In addition, a $1,000,000 promissory note payable which was in default, was converted into 3,030,303 common shares and $70,205 of interest owing on the promissory note was converted into 212,477 common shares of the Company.

GENESIS BIOVENTURES, INC. - 10-QSB QUARTERLY REPORT, JUNE 30, 2002
--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

CORPORATE PROFILE

Genesis Bioventures, Inc.(GBI) (AMEX: GBI) is a New York corporation, having its administrative offices in Surrey, British Columbia, Canada and its Research and Development production facility in Ann Arbor, Michigan.

The Company is a North American based biomedical company with its primary focus on the development and marketing of its breast cancer risk assessment tool. The Company is also actively involved with its investee companies involved in cancer therapy and neurodegenerative diagnostics and serves as a strategic advisor in key aspects of science, product commercialization, business issues and financial development by providing management expertise aimed at transforming promising medical technology into successful commercial products. GBI has selected the areas of oncology and neurology as its primary sectors of interest, based on the substantial market potential for new treatments and diagnostics. The investee companies typically have products in the earlier stages of development prior to initiation of clinical trials.

The Company's operating plan is to maximize shareholder value through its commercialization strategies of its breast cancer risk assessment tool, establishing corporate critical mass through staff growth and new facilities, initiating appropriate regulatory approval processes, implementing solid technology rollout and marketing programs and supporting the continued development of clinical data and assay improvements.

The Company's shareholders would also participate in increased valuation of the Company's shares as the investee companies increase their value.

GENESIS BIOVENTURES' MISSION STATEMENT

Genesis Bioventures' mission is to become a globally recognized biomedical corporation making positive contributions to humankind by facilitating the development and marketing of novel cancer and neurodegenerative diagnostics, therapeutics and new niche products.

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

GENESIS BIOVENTURES' BIOTECHNOLOGY INVESTEE COMPANIES

The Company, through its wholly-owned subsidiary Biomedical Diagnostics, LLC, established itself as an operating entity directly involved in the development and commercialization of the MSA. The Company also has investments in two investee companies: one in the field of oncology and one in neurology. The following is a summary description of each company, including the current status of its product development program, the market potential for its products and the investment holdings of the Company.

BIOMEDICAL DIAGNOSTICS, LLC

Biomedical Diagnostics, LLC ("Biomedical Diagnostics") was initially formed for the purpose of developing proprietary cancer screening products. Its initial product development effort is commercializing the MSA as a risk screening tool for

GENESIS BIOVENTURES, INC. - 10-QSB QUARTERLY REPORT, JUNE 30, 2002
--------------------------------------------------------------------------------

breast cancer. Biomedical Diagnostics also has the rights to develop, market and distribute diagnostic screening assays based on other proteins discovered by another of the Company's investee companies, Biotherapies, Inc. ("Biotherapies") that could be used to assess a person's risk for prostate and ovarian cancer.

     PRODUCT DEVELOPMENT PROGRAM - Mammastatin is a protein that has been found to be present in the breast tissue of healthy women. Research has shown that Mammastatin can be detected in the blood of over 85% of healthy women and is absent in the blood of over 90% of breast cancer patients. That research also shows that the concentration of Mammastatin drops significantly both in women with breast cancer and in women at risk for breast cancer. Biomedical Diagnostics has developed the MSA test as a simple blood serum diagnostic that could measure the quantity of Mammastatin in blood serum. The results from this test could be used to assess women's risk of developing breast cancer.

     The MSA is a blood test that measures Mammastatin levels in serum samples using monoclonal antibody technology. Data from a clinical study that used the MSA test to measure Mammastatin levels in blood samples from over 200 women have been analyzed and the results indicate that there is a statistically significant difference in the Mammastatin levels between healthy women and breast cancer patients. To date, there has not been a blood test that is capable of assessing risk for breast cancer prior to development of this disease, although there are some protein "markers" that are used to monitor treatment or to indicate that a tumor might already be present. The potential of the MSA test is to provide a simple blood test that could provide an earlier indication of the risk of breast cancer developing so that appropriate monitoring or preventive therapy can be implemented.

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

Biomedical Diagnostics is conducting four sample studies, two of which have been completed, to determine the usefulness of the MSA technology. Several others are being planned. The four studies already in place are:

     o Short-term Level 1 study with 255 samples was completed in the third quarter of 2000. Statistical analysis and reporting by STATPROBE, Inc

     o Short-term Level 2 study with 309 samples was completed in the first quarter of 2001. Sample collection was geographically dispersed in the United States. Statistical analysis and reporting by STATPROBE, Inc.

     o Independent M.D. Anderson study with 200 samples began in September, 2001 with sample collection and reporting planned for completion in the third quarter of 2002.

     o Long-term study targeting 10,000 to 20,000 women over a five year period is planned for the third quarter of 2002 at the British Columbia Cancer Agency.

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

GENESIS BIOVENTURES, INC. - 10-QSB QUARTERLY REPORT, JUNE 30, 2002
--------------------------------------------------------------------------------

diagnostics and prognostic indicators. To date, none of these markers have proved superior to mammography or breast self-examination nor indicate the risk of breast cancer prior to development of a tumor.

Based on testing all women over age 40, there are over 50,000,000 women per year in the United States alone who could potentially benefit from having an MSA test done as part of their annual medical check-up. In addition, Biomedical Diagnostics also has the rights to develop, market and distribute diagnostic screening assays for prostate and ovarian cancer that are derived from this technology.

On June 22, 2001, Biomedical Diagnostics announced that it had signed a letter of agreement with ARUP Laboratories of Salt Lake City, Utah to market and service the MSA technology. ARUP Laboratories is wholly owned by the University of Utah. The agreement gives ARUP Laboratories rights to market and service the MSA test to clients worldwide. To June 30, 2002, only a nominal amount has been sold.

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

Pursuant to the Purchase Agreement, GBI has committed to fund the operating costs of Biomedical Diagnostics of at least $1,000,000 in support of product development of the mammastatin, prostate and ovarian technologies on or before November 30, 2002. To June 30, 2002, GBI has paid $368,200 toward this commitment. On May 30, 2002, the six-month anniversary of the signing of the Purchase Agreement, the Company renegotiated the terms of payment of $1,500,000 to Biotherapies as stated in note 4(a). In the event the Company is unable to meet its obligations under the Purchase Agreement or renegotiate the payment terms, the possibility exists that the actions taken or outcome of the negotiations may result in the acquired technology being returned to Biotherapies.

Concurrently with the execution of the Purchase Agreement, GBI and Biotherapies entered into numerous other agreements, including a Mammastatin Sublicense Agreement (the "Mammastatin Sublicense Agreement) and a P&O Technology License Agreement (the "P&O License Agreement"). Pursuant to the Mammastatin Sublicense Agreement, Biotherapies granted to GBI a worldwide, perpetual and exclusive sublicense to make, use and sell certain proteins and antibodies and a non-exclusive sublicense to make, use and create improvements thereto for the research, development or sale of additional antibodies and/or diagnostic assays for the diagnosis of breast, prostate and/or ovarian cancers. Biotherapies also granted to GBI a worldwide, perpetual and exclusive license to make, have made, use and sell a certain dot blot diagnostic assay related to the detection and measurement of certain proteins in the blood, and improvements thereto, and a non-exclusive license to make, have made, use and create improvements to the dot blot assay in the research, development or sale of additional antibodies and/or diagnostic assays for the diagnosis of breast, prostate and/or ovarian cancers. GBI shall pay Biotherapies a royalty of between 10% and 20% of net sales generated in connection with the Mammastatin Sublicense Agreement, depending on the level of net sales in a given year. As of June 30, 2002, GBI had pre-paid royalty payments pursuant to the Mammastatin Sublicense Agreement totaling $100,000.

Pursuant to the P&O License Agreement, Biotherapies granted to GBI a worldwide, perpetual and exclusive license to make, have made, use and create improvements to a certain technology relating to prostate and ovarian cancer and to make, have made, use market and sell materials or services based upon or using said technology. GBI shall pay

GENESIS BIOVENTURES, INC. - 10-QSB QUARTERLY REPORT, JUNE 30, 2002
--------------------------------------------------------------------------------

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

     The scientists at PDL have developed an easy-to-use, patents pending rapid strip test for detecting BSE. It is similar to a home pregnancy test and will be used on-site using brain tissue taking approximately twenty minutes to complete with accurate, easily interpreted results. To date, there are no rapid tests that can be performed at the slaughterhouse that will ensure that BSE infected cattle do not enter the human food chain.

     Researchers at PDL have developed an improved sampling device to work in conjunction with the PDL proprietary rapid strip test for detecting BSE. The sampling device greatly simplifies the existing brain tissue sample preparation and is therefore much quicker and easier to use.

     PDL is in discussions with a European pharmaceutical company to provide them with the PDL proprietary rapid strip test. Larger validation studies are anticipated to begin Q3 in Europe, the United States and possibly Japan.

     Researchers recently identified a new pair of antibodies for the detection of prions that appears to be more sensitive than the pair currently in use. PDL believes that these antibodies will be superior to the original antibody pair and initial research indicates that they will also work in tests for scrapie, Creutzfeldt-Jakob disease (CJD) and Chronic Wasting disease (CWD). Scrapie is a common prion disease found in sheep while CJD is a human form of prion disease. CWD, although present for decades, has recently made headlines as deer and elk are being infected at an

GENESIS BIOVENTURES, INC. - 10-QSB QUARTERLY REPORT, JUNE 30, 2002
--------------------------------------------------------------------------------

     alarming rate across North America. Scrapie, CJD and CWD have all been targeted for testing by the USDA along with BSE.

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

     SCIENTIFIC COLLABORATION - Among the key scientists involved in the product development program are Drs. Pierluigi Gambetti, MD and Man-Sun Sy, PhD of Case Western Reserve University; and Drs. Richard Kascsak, PhD, and Richard Rubenstein, PhD of the Institute for Basic Research. Dr. Gambetti is a Director of the U.S. National Prion Disease Pathology Surveillance Center. As a key component in its product development strategy, PDL has established collaborations with two major research institutions that are considered leading centers in both prion diseases and diagnostic test development. The members of this product development team are:

          o Case Western Reserve University ("CWRU") in Cleveland, Ohio, a leading center for neurological research in human prion diseases; and

          o    The Institute for Basic Research and Developmental Disabilities
               (IBR) in Staten Island, New York, a major research center for animal prion diseases.

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

     The strip test, utilizing PDL's patents pending proprietary reagents and assay technology has been proven to be simple yet accurate and inexpensive. It is anticipated that the test will be reviewed and evaluated in Europe and the United States in the second half of 2002 prior to being certified for commercial release in the massive global cattle industry. The studies were temporarily postponed due to a recent minor production delay during the tooling process in producing the sampling device. The vitality of the beef industry worldwide depends on the development of such a test. The ultimate size of the world market for a post-mortem test is nearly 100 million head of cattle per year. The Company has projected that if this diagnostic were used to test cattle prior to slaughter (estimated at 40 million cattle per year in the United States), the potential gross revenues from this application could be in excess of $50 million in the United States alone.

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

GENESIS BIOVENTURES, INC. - 10-QSB QUARTERLY REPORT, JUNE 30, 2002
--------------------------------------------------------------------------------

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

     One of PDL's academic collaborators has identified a new pair of antibodies for the detection of prions that appears to be more sensitive than the pair currently in use. PDL believes that the recently discovered antibodies will be superior to the original antibody pair and initial research indicates that they will also work in tests for scrapie, Creutzfeldt-Jakob disease and chronic wasting disease.

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

GENESIS BIOVENTURES, INC. - 10-QSB QUARTERLY REPORT, JUNE 30, 2002
--------------------------------------------------------------------------------

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

     CURRENT DEVELOPMENTS - Biotherapies has been successful at developing a new purification methodology and formulation for the Mammastatin Drug Product that will make the product more potent, consistent and will increase the shelf life from three months to three years. The new formulation of drug product will require that an abbreviated Phase I trial be performed duplicating some of the previous Phase I information but the savings in drug costs and their increased ease of use will more than compensate for this short delay in the clinical development program. The next Phase I trial is expected to begin before the end of this year.

     Biotherapies is also investigating non-cancer uses for its family of tissue specific inhibitors, specifically the potential for use of its prostate specific inhibitor Prosstatin for control of prostate hyperplasia, a condition that effects most elderly men in the United States. In addition, the skin cell inhibitor, which has been renamed Kerastatin, will have potential for many dermatology conditions.

HISTORY OF GENESIS BIOVENTURES, INC.

The Company was originally incorporated in the State of New York, in 1994, and from February 1999 to December 2000, traded on the Over the Counter Bulletin Board ("OTCBB"). On December 19, 2000, the Company began trading on the American Stock Exchange (AMEX), under the symbol GBI. In March of 2000, the Company's common stock began trading on the Frankfurt Stock Exchange under the symbol BBL and in March of 2001, was accepted for trading on the Berlin Stock Exchange under the same symbol.

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

GENESIS BIOVENTURES, INC. - 10-QSB QUARTERLY REPORT, JUNE 30, 2002
--------------------------------------------------------------------------------

developed by our investee companies. Our investee companies will have to compete against other biotech companies with greater market recognition and greater financial, marketing and other resources.

PROPOSED TRANSACTIONS

The Company has signed a letter of intent dated June 19, 2002, with Corgenix Medical Corporation (Incorporated). The letter of intent provides that the two companies will negotiate a definitive product development agreement whereby Corgenix will develop an MSA product or products in an ELISA format utilizing the Company technology and Corgenix ELISA (enzyme linked immunosorbent assay) technology. The ELISA format will increase sensitivity and specificity of the MSA test and in turn dramatically expand the commercial value of the product.

INTELLECTUAL PROPERTY

The Company has filed United States and Canadian trademark applications for the use of the name Genesis Bioventures.

On November 3, 2000, the Company filed a trademark application for "GENESIS BIOVENTURES" with the U.S. Patent and Trademark Office. On December 21, 2000, the Company filed a trademark application for "Genesis Bioventures LOGO" with the U.S. Patent and Trademark Office. The Company has recently been advised by the U.S. Patent and Trademark Office that its trademark applications have been refused. The Company expects to file additional trademark applications from time-to-time in the future as necessary.

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

     o 510(k) CLEARANCE: A diagnostic device may be marketed until a 510(k) application is approved if the company can demonstrate to the FDA that the product is "substantially equivalent" to a "predicate device" (i.e. a device that is legally marketed as a Class I or Class II device, or a Class III device on the market prior to the change in regulations in 1976). This approval process is relatively short, although the 510(k) application must include data showing that the new product has the same intended use and at least the same performance as the predicate device. In addition, the company must demonstrate that any differences in technology do not raise any questions regarding safety or effectiveness.

     o PMA: A PMA (Premarket Application) is required for a "new device" and is the functional equivalent of a NDA/PLA for a biological drug. The PMA process is typically shorter (2-5 years) than the NDA/PLA process (5-10 years), but is more time consuming, complex and expensive than the 510(k) process. If clinical studies are required for a PMA device, then an INDIVIDUAL (Investigational New Device) exemption may be required prior to human studies. New diagnostic devices that do not present a potential for serious risk to the health, safety or welfare of a patient are governed by abbreviated regulations and considered "non-significant risk" devices.

GENESIS BIOVENTURES, INC. - 10-QSB QUARTERLY REPORT, JUNE 30, 2002
--------------------------------------------------------------------------------

     o CLIA: The use of diagnostic devices is regulated under the CLIA (Clinical Laboratory Improvement Amendments) of 1988. Under CLIA, diagnostic assays must be classified by complexity level and use of such diagnostics is limited to those facilities that have been certified or accredited for the use of certain levels of complexity. The diagnostic manufacturer must ensure that it can obtain FDA clearance regarding quality control and assurance instructions that will enable its users to meet CLIA standards.

NEW BIOTECHNOLOGY DRUG PRODUCTS

Development of a new biological therapeutic product is a multi-step process.

     o PRE-CLINICAL TESTING - Laboratory and animal pre-clinical testing is required to establish the reasonable safety of the investigational product and to provide some indication of potential effectiveness with respect to a specific disease. Once the general plans and protocols for specific human studies have been developed, the biotech companies prepares and submits an Investigational New Drug (IND) application to the FDA. The FDA may allow an IND to proceed or place it on clinical hold and request the company to provide additional information prior to approving human testing. To minimize the possibility of a clinical hold, a biotechnology company should schedule a pre-IND meeting with the FDA to review all the pre-clinical data and the proposed clinical trial plan.

     o CLINICAL TRIALS - The clinical trials of a new biotechnology product are generally conducted in three stages, although occasionally two stages may be combined.

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

GMP In addition to the regulations associated with clinical trials, the FDA has extensive regulations on Good Manufacturing Practices (GMP) for biological products. The company's compliance with GMP ensures the safety, quality and purity of the product being manufactured.

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

GENESIS BIOVENTURES, INC. - 10-QSB QUARTERLY REPORT, JUNE 30, 2002
--------------------------------------------------------------------------------

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

Of the 9 employees, 6 are employed in administration and 3 are employed in research. The Company has 6 full time employees.

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

HISTORY OF LOSSES. The Company has incurred net losses of $15,368,941, $5,868,006 and $1,737,210 for the fiscal years ended December 31, 2001, 2000 and 1999 respectively and incurred a loss of $3,860,703 for the six months ended June 30, 2002. There can be no assurance that the Company will operate profitably in the near future or at all.

GENESIS BIOVENTURES, INC. - 10-QSB QUARTERLY REPORT, JUNE 30, 2002
--------------------------------------------------------------------------------

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

PENNY STOCK. The Company may be subject to the SEC's "penny stock" rules if the common stock trades below $5.00 per share. These rules require the delivery prior to any penny stock transaction of a disclosure schedule explaining the penny stock market and all associated risks and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, which are generally defined as institutions or an investor with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with the spouse. For these types of transactions the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. In addition, broker-dealer and the registered representative must provide current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the common stock which could severely limit its market price and liquidity.

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

MANAGEMENT OF GROWTH. Rapid growth often places considerable operational, managerial and financial strain on a company. To successfully manage future growth, the Company must do the following:

     o    Improve, upgrade and expand their business infrastructure

     o    Hire, train and retain key management and scientific personnel

     o Advance the commercialization development programs for their biotechnology products

     o Expand the intellectual property portfolio related to the underlying technology

     o    Maintain adequate financial resources

GENESIS BIOVENTURES, INC. - 10-QSB QUARTERLY REPORT, JUNE 30, 2002
--------------------------------------------------------------------------------

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

RESULTS OF OPERATIONS

Six months ended June 30, 2002 compared to six months ended June 30, 2001:

For the six months ended June 30, 2002, the Company incurred a net loss after extraordinary items of $3,860,703 compared to $5,680,926 for the six months ended June 30, 2001, a decrease of $1,820,223.

Amortization is calculated on the Company's property and equipment and medical technology licenses. Amortization increased by $938,556 during the six months ended June 30, 2002 due to the amortization of acquired medical technology licenses acquired pursuant to the LLC acquisition in November, 2001.

Investor relations are costs incurred by the company for general financing services and investor relations. These costs decreased by $64,324 for the six months ended June 30, 2002 compared to June 30, 2001. June 30, 2001 costs were greater due to the fair value of common shares issued to service providers.

Legal and Accounting expenses increased by $50,825 for the six months ended June 30, 2002 as compared to June 30, 2001 due to increased reporting requirements resulting from the acquisition of the remaining 50% of the Biomedical Diagnostics LLC.

Management and consulting fees decreased by $860,599 for the six months ended June 30, 2002 compared to June 30, 2001. The decrease is due to senior management now providing their services as employees, under employment agreements as opposed to last year when management services were provided under a management agreement. June 30, 2001 costs were also greater due to the fair value of stock options issued to outside consultants.

Rent and occupancy costs increased by $52,323 for the six months ended June 30, 2002 compared to June 30, 2001. This increase reflects additional rental costs relating to the Biomedical Diagnostics LLC premises.

Salaries and benefits increased by $118,572 for the six months ended June 30, 2002 compared to June 30, 2001 reflecting the change in services provided by senior management from a consultant basis to employee basis.

Research and development expenses of $249,157 were recorded in the six months ended June 30, 2002 relating to the expenses incurred by the LLC for the quarter. The LLC was held as an equity investment during the prior period.

Interest and bank charges incurred and amortized, decreased by $1,178,763 for the six months ended June 30, 2002 due to the decrease in the deemed discounts related to equity instruments issued along with promissory notes. The fair value of the equity instruments issued along with promissory notes is amortized to interest expense over the term of the promissory notes.

Equity in loss of investments decreased by $990,908 for the six months ended June 30, 2002 compared to June 30, 2001. With the acquisition of the remaining 50% equity interest in Biomedical Diagnostics, LLC in 2001, the Company consolidates the LLC's results directly in its operating expenses. As a result, no equity in loss amount is recorded in the current period. The comparable loss for the six months ending June 30, 2001 was $482,247. In 2001, the Company wrote-down its investments in PDL and, as a consequence, no longer records an equity loss in PDL's operating results. The comparable loss for the six months ending June 30, 2001 was $610,543. Equity in loss of Biotherapies increased by $101,882 for the six months ended June 30, 2002 compared to June 30, 2001 reflecting the increased research and development activity in Biotherapies for the quarter.

Loss per share was ($.19) for the six months ended June 30, 2002 compared to ($0.43) for the six months ending June 30, 2001. The decrease in loss per share is due to the decreased loss during the period. The weighted average number of shares outstanding for the six months ended June 30, 2002 was 20,267,048 compared to 13,308,572 for the six months ended June 30, 2001.

GENESIS BIOVENTURES, INC. - 10-QSB QUARTERLY REPORT, JUNE 30, 2002
--------------------------------------------------------------------------------

The Company's total assets as at June 30, 2002 totaled $12,869,066 compared to total assets of $15,179,029 as at December 31, 2001. The decrease in the Company's total assets during the six months is due to the equity loss in Biotherapies, Inc. of $1,133,733 and amortization of the Company's medical technology licenses totaling $903,994.

Stockholder equity as at June 30, 2002 was $6,322,839 compared to $9,660,743 as at December 31, 2001.

Three months ended June 30, 2002 compared to June 30, 2001:

For the quarter ended June 30, 2002, the Company incurred a loss of $1,966,279 compared to $3,178,139 for the three months ended June 30, 2002, a decrease of $1,211,860. The decrease in the loss is due to decreases in the Company's equity share of losses in Biomedical Diagnostics, LLC and PDL of $576,493 and a decrease in interest expenses of $924,264 and an increase in amortization of $468,197.

Legal and accounting fees increased from $118,035 to $158,792 which is attributable to increased legal fees.

Management and consulting fees decreased from $546,509 during the three months ended June 30, 2001 to $74,000 due to senior management now providing their services as employees, under employment agreements as opposed to last year when management services were provided under a management agreement.

Interest and bank charges decreased from $1,232,750 during the three months ended June 30, 2001 to $308,486 which is attributable to interest on $3,500,000 in short-term borrowings which bear interest at 10%, to the amortization of the deferred finance charges associated with these borrowings and to the amortization of the discount of warrants attached to the short-term borrowings.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in operating activities totaled $640,467 for the six months ended June 30, 2002 compared to $990,656 for the six months ended June 30, 2001.

The Company expects to incur substantial losses for the current fiscal year, primarily due to the operation of Biomedical Diagnostics LLC. The Company expects the LLC to incur substantial research and development, sales, marketing and other expenses. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial.

The Company's short-term funding requirements are currently being met through private placements and short-term convertible promissory notes. The majority of the promissory notes are placed with a significant shareholder of the Company. There can be no guarantee that the shareholder will continue to lend funds or that any other lender will provide short-term funds.

As discussed above, the Company is committed to funding Biomedical Diagnostics' operating activities of at least $1,000,000 on or before November 30, 2002. The majority of the Company's short-term convertible debt has already or will mature within the next 6 months. Because of these capital requirements, the Company intends to raise funds through registered offerings or exempt transactions.

The Company is currently reviewing its options to raise additional capital. It has entered into an agreement with an NASD registered broker/dealer whereby the broker/dealer will assist the Company on a "best efforts" basis in conducting a private placement offering with gross proceeds of between $1,000,000 and $8,000,000. The parties anticipate issuing preferred stock in the placement, which will be convertible into common stock. The private placement offering has commenced and is expected to be completed within approximately 90 days. The offering is being made solely to accredited investors. The parties further intend for the issuance of the securities to qualify for an exemption from the registration provisions of the Securities Act of 1933, as amended, specifically under Section 4(2) and/or Regulation D thereunder. There can be no assurance that the placement will be completed.

GENESIS BIOVENTURES, INC. - 10-QSB QUARTERLY REPORT, JUNE 30, 2002
--------------------------------------------------------------------------------

A summary of the Company's financial commitments are set out below:

                             PAYMENTS DUE BY PERIOD
                                                           LESS THAN 1
CONTRACTUAL OBLIGATIONS                       TOTAL            YEAR           1 - 3 YEARS      4 - 5 YEARS     AFTER 5 YEARS
----------------------------------------------------------------------------------------------------------------------------
Short-term debt                            $1,938,309        $1,939,309        $    -             $   -           $   -
Operating leases                              465,180           165,990          276,190            23,000            -
Unconditional purchase
 obligations (see note 4(a))                1,500,000         1,500,000             -                 -               -
                                            --------------------------------------------------------------------------------
Total contractual cash obligations         $3,903,489        $3,604,299        $ 276,190          $ 23,000            -
                                           =================================================================================


As of June 30, 2002, the Company had cash on hand of approximately $7,293 and a working capital deficiency of $5,785,413. In the opinion of management, cash on hand is not sufficient to meet current requirements.

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

On December 18, 2001, the former president of the Company filed a Statement of Claim in the Supreme Court of British Columbia against the Company, two Directors of the Company and their related management company seeking damages for breach of contract and wrongful dismissal. The plaintiff is shares and 90,000 Company stock options. The Company has denied all claims and has taken the position that the Company shares and stock option claimed were to be performance based according to a formula which was never agreed upon. The Company also believes that the former president was terminated as allowed for under the consulting agreement. The Company has filed a counter claim against the former president of the Company for damages for breach of contract and fraudulent or negligent misrepresentation.

ITEM 2. CHANGES IN SECURITIES

During the quarter ended June 30, 2002, the Company completed the private placement of 301,000 units subscribed for in December, 2001 for net proceeds of $188,580. Each unit consists of one common share of the Company and one-half of one warrant, with two one-half warrants exercisable to purchase an additional one common share at an exercise price of between $1.50 and $3.00 per share.

During the quarter ended June 30, 2002, 37,500 shares were issued to settle debt of $32,250.

GENESIS BIOVENTURES, INC. - 10-QSB QUARTERLY REPORT, JUNE 30, 2002
--------------------------------------------------------------------------------

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

On July 30, 2002, the Company filed a form 8-K dated May 30, 2002 with respect to an amendment to the purchase agreement dated November 20, 2001 with Biotherapies Incorporated pursuant to which the Company acquired Biotherapies membership interests in Biomedical Diagnostics, LLC. The amendment has been filed as Exhibit 99.1A to the current report on form 8-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         GENESIS BIOVENTURES, INC.


                                         By:   /s/ E. GREG MCCARTNEY
                                         ----------------------------------
AUGUST 13, 2002                          Name: E. Greg McCartney
---------------                                Chairman, President and
                                               Chief Executive Officer


                                         By:   /s/ T.J. LOUIS MCKINNEY
                                         ----------------------------------
 AUGUST 13, 2002                         Name: T.J. Louis McKinney
 ---------------                               Chief Financial Officer