Form 10QSB
period 2002-09-30
GENESIS BIOVENTURES INC
filed 2002-11-14
CIK 1084966

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended SEPTEMBER 30, 2002

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

1A-3033 KING GEORGE HIGHWAY, SURREY B.C. CANADA                   V4P 1B8
-------------------------------------------------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                    CLASS                       OUTSTANDING AT NOVEMBER 8, 2002

         Common Stock, par value $0.0001                    24,556,139

GENESIS BIOVENTURES, INC. - 10-QSB QUARTERLY REPORT, SEPTEMBER 30, 2002
-------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                           Page
PART I  - FINANCIAL INFORMATION
    Item 1    Financial Statements............................................3
    Item 2    Management's Discussion and Analysis...........................14


PART II - OTHER INFORMATION
    Item 1    Legal Proceedings..............................................27
    Item 2    Changes in Securities..........................................27
    Item 3    Default upon Senior Securities.................................28
    Item 4    Submission of Matters to a Vote of Security Holders............28
    Item 5    Other Information..............................................28
    Item 6    Exhibits and Reports on Form 8-K...............................28


SIGNATURES...................................................................29


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

SPECIAL NOTE REGARDING INDEPENDENT ACCOUNTANTS REVIEW

Our independent accountants, KPMG LLP, have not performed any review procedures at the time of filing this quarterly report on Form 10QSB for the three and nine month periods ended September 30, 2002, as required under Item 310(b) of Regulation S-B.

GENESIS BIOVENTURES, INC. - 10-QSB QUARTERLY REPORT, SEPTEMBER 30, 2002
-------------------------------------------------------------------------------


ITEM 1.  FINANCIAL STATEMENTS


GENESIS BIOVENTURES, INC.
(a New York Corporation)
(a development stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Expressed in United States dollars)

                                                                   SEPTEMBER 30,      DECEMBER 31,
                                                                       2002               2001
                                                                   -------------      ------------
                                                                   (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                      $     20,178       $    238,333
    Accounts and other receivables                                        2,868             10,262
    Promissory note receivable                                           50,000               --
    PREPAID EXPENSES                                                    102,900            109,900
--------------------------------------------------------------------------------------------------
Total current assets                                                    175,946            358,495

Property and equipment, net                                             129,325            192,901

Long-term investments:
    Biotherapies, Inc. (16.3%; 2001: 26.3%)                                --            2,122,373

Medical technology licenses, net                                     11,149,269         12,505,260
--------------------------------------------------------------------------------------------------
Total assets                                                       $ 11,454,540       $ 15,179,029
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities                       $  4,257,338       $  3,457,909
    Promissory notes payable (Note 5)                                 1,008,309          1,428,311
--------------------------------------------------------------------------------------------------
Total current liabilities                                             5,265,647          4,886,220
--------------------------------------------------------------------------------------------------

Stock appreciation rights plan                                             --              632,066

STOCKHOLDERS' EQUITY:
Preferred stock, $.0001 par value:
    Authorized 100,000,000 shares;
    Issued: 2002 - 176,562; December 31, 2001 - 176,562                      18                 18
Common stock, $.0001 par value:
    Authorized 100,000,000 shares;
    Issued: 2002 - 24,009,711; December 31, 2001 - 19,944,832             2,400              1,994
Common share subscription                                                  --              181,250
Additional paid-in capital                                           37,166,341         34,407,044
Deficit accumulated during the development stage                    (30,979,866)       (24,929,563)
--------------------------------------------------------------------------------------------------
Total stockholders' equity                                            6,188,893          9,660,743
--------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                         $ 11,454,540       $ 15,179,029
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------

Future operations (Note 1)
Commitments and contingencies (Note 4)
Subsequent Events (Note 8)


The accompanying notes are an integral part of these consolidated financial statements.

GENESIS BIOVENTURES, INC. - 10-QSB QUARTERLY REPORT, SEPTEMBER 30, 2002
-------------------------------------------------------------------------------

GENESIS BIOVENTURES, INC.
(a New York Corporation)
(a development stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
 (Expressed in United States dollars)

                                                                                                                  TOTAL FROM
                                                                                                                  INCEPTION
                                                  FOR THE 3 MONTHS ENDED               FOR THE 9 MONTHS ENDED      SEPT. 19,
                                             ----------------------------       ------------------------------      1994 TO
                                             SEPT. 30,        SEPT. 30,         SEPT. 30,        SEPT. 30,         SEPT. 30,
                                               2002              2001             2002             2001              2002
Revenue                                   $        -        $        -       $        -        $        -       $        -
------------------------------------------------------------------------------------------------------------------------------
Expenses:
   Amortization                               474,244             5,969        1,422,500            15,669        1,641,197
   Loss (gain) on foreign exchange             (6,599)           16,496           15,170            16,318           32,492
   Investor relations:
     Stock-based compensation                       -                 -                -                 -          485,706
     Incurred                                 (27,177)           47,682           31,962           171,145          943,966
   Legal and accounting                        74,658           128,082          320,882           323,481        1,414,030
   Listing and share transfer fees             25,816            10,224           58,336            33,435          249,290
   Management and consulting fees:
     Stock-based compensation                       -           492,742           11,737         1,182,659        4,749,568
     Incurred                                  55,220           106,160          169,078           402,437        2,028,239
   Office and miscellaneous                     8,314            13,963           31,904            62,546          330,388
   Rent and occupancy costs                    27,966            57,007          117,188            93,906          508,529
   Salaries and benefits                      142,608            11,397          418,956           169,173          666,979
   Telephone                                    5,779             6,169           13,750            24,486           94,091
   Travel and promotion                        22,874            67,997           41,726           155,430          983,091
   In-process research and development              -                 -                -                 -          750,000
   Research and development                    87,122                 -          336,279                 -          438,675
---------------------------------------------------------------------------------------------------------------------------
                                              890,825           963,888        2,989,468         2,650,685       15,316,241
---------------------------------------------------------------------------------------------------------------------------

LOSS BEFORE OTHER ITEMS:                     (890,825)         (963,883)      (2,989,468)       (2,650,685)     (15,316,241)
   Interest and other income                   11,389                 -           17,515            10,741           93,989
   Interest  and bank charges:
     Incurred                                 (90,680)          (14,118)        (291,308)         (486,164)        (723,097)
     Amortization of deemed discount                -          (389,382)        (500,838)         (927,314)      (2,414,181)
   Equity in loss of:
     Prion Developmental Laboratories, Inc.         -          (231,518)               -          (842,061)      (2,436,553)
     Biotherapies Incorporated               (988,640)         (143,593)      (2,122,373)       (1,175,441)      (5,437,610)
     Biomedical Diagnostics, LLC                    -          (896,915)               -        (1,379,162)      (3,357,253)
----------------------------------------------------------------------------------------------------------------------------

LOSS BEFORE EXTRAORDINARY ITEM             (1,958,756)       (2,639,414)      (5,886,472)       (7,450,086)     (29,590,946)

EXTRAORDINARY LOSS ON
DEBT SETTLEMENTS                             (230,844)                -         (163,831)         (870,254)      (1,034,185)
----------------------------------------------------------------------------------------------------------------------------
NET LOSS                                  $(2,189,600)      $(2,639,414)     $(6,050,303)      $(8,320,340)    $(30,625,131)
============================================================================================================================

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                         23,092,610        16,135,827       21,219,252        14,244,390        7,095,705
============================================================================================================================

BASIC AND FULLY DILUTED LOSS PER COMMON
SHARE BEFORE EXTRAORDINARY ITEM                   .08               .16              .28               .52             4.32
============================================================================================================================

LOSS PER COMMON SHARE, BASIC AND FULLY
DILUTED                                           .09               .16              .29               .59             4.32
===========================================================================================================================

The accompanying notes are an integral part of these financial statements.

GENESIS BIOVENTURES, INC. - 10-QSB QUARTERLY REPORT, SEPTEMBER 30, 2002
-------------------------------------------------------------------------------

GENESIS BIOVENTURES, INC.
(a New York Corporation)
(a development stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
 (Expressed in United States dollars)

SEPTEMBER 30, 2002
-------------------------------------------------------------------------------

                                                                                                            DEFICIT
                                                                                                          ACCUMULATED
                           COMMON SHARES           COMMON SHARE          PREFERRED SHARES     ADDITIONAL     DURING        TOTAL
                      ----------------------                        -----------------------
                        NUMBER      AMOUNT         SUBSCRIPTIONS        NUMBER      AMOUNT      PAID-IN   DEVELOPMENT STOCKHOLDERS'
                       OF SHARES                NUMBER      AMOUNT     OF SHARES                CAPITAL      STAGE       EQUITY
                      -------------------------------------------------------------------------------------------------------------
                                       $                       $                       $           $            $             $
 Issue of common
    stock for cash
    on organization
    of the Company      8,816,992       8,817          --          --          --          --          --           --       8,817
 Loss for the period           --          --          --          --          --          --          --     (147,192)   (147,192)
                      -------------------------------------------------------------------------------------------------- ----------

 Balance, December
    31, 1995            8,816,992       8,817          --          --          --          --          --     (147,192)   (138,375)

 Consolidation of
    shares in
    November on a 50
    for 1 basis        (8,640,456)     (8,799)         --          --          --          --       8,799           --          --
 Loss for the period           --          --          --          --          --          --          --     (184,403)   (184,403)
                      -------------------------------------------------------------------------------------------------- ----------

 Balance, December
    31, 1996              176,536          18          --          --          --          --       8,799     (331,595)   (322,778)

 Issue of common
    stock for
    settlement of
    debt                3,000,000         300          --          --          --          --     119,700           --     120,000
 Loss for the period           --          --          --          --          --          --          --     (191,118)   (191,118)
                      -------------------------------------------------------------------------------------------------- ----------

 Balance, December
    31, 1997            3,176,536         318          --          --          --          --     128,499     (522,713)   (393,896)

 Issue of common
    stock for
    settlement of
    debt                3,000,000         300          --          --          --          --     347,095           --     347,395
 Issue of common
    stock for cash      1,010,000         101          --          --          --          --     708,736           --     708,837
 Loss for the period           --          --          --          --          --          --          --   (1,077,958) (1,077,958)
                      -------------------------------------------------------------------------------------------------- ----------

 Balance, December
    31, 1998            7,186,536         719          --          --          --          --   1,184,330   (1,600,671)   (415,622)

 Issue of common
    stock for
    settlement of
    debt                  872,500          87          --          --          --          --     872,413           --     872,500
 Common stock
    returned                  (39)         --          --          --          --          --          --           --          --
 Issue of common
    stock for
    services               60,000           6          --          --          --          --      59,994           --      60,000
 Issue of common
    stock for shares
    of Biotherapies
    Incorporated           60,000           6          --          --          --          --     239,994           --     240,000
 Issue of preferred
    stock for cash
    (net of
    beneficial
    feature)                   --          --          --          --   2,000,000         200   5,210,976           --   5,211,176
 Fair value of
    options issued
    to consultants             --          --          --          --          --          --      81,252           --      81,252
 Beneficial feature
    of preferred
    stock issued               --          --          --          --          --          --     354,735           --     354,735
 Deemed dividends on
    preferred stock            --          --          --          --          --          --     232,065     (232,065)         --
 Loss for the period           --          --          --          --          --          --          --   (1,737,210) (1,737,210)
                      -------------------------------------------------------------------------------------------------- ----------

 Balance, December
    31, 1999            8,178,997         818          --          --   2,000,000         200   8,235,759   (3,569,946)  4,666,831

 Issue of common
    stock for
    settlement of
    debt                  240,528          24          --          --          --          --     309,498           --     309,522
 Exercise of share
    purchase
    warrants for cash       9,000           1          --          --          --          --      62,999           --      63,000
 Exercise of stock
    options for cash       68,500           7          --          --          --          --     129,593           --     129,600
 Issue of common
    stock for cash
    (net of cash
    share issue
    costs of
    $214,139 and
    non-cash of
    $26,500)              629,586          63          --          --          --          --   2,058,013           --   2,058,076

GENESIS BIOVENTURES, INC. - 10-QSB QUARTERLY REPORT, SEPTEMBER 30, 2002
-------------------------------------------------------------------------------

 Issue of common
    stock for
    financing
    services provided       2,000          --          --          --          --          --      26,500           --      26,500
 Issue of common
    stock on
    acquisition         1,100,000         110          --          --          --          --   4,330,590           --   4,330,700
 Issue of warrants
    to holders of
    promissory notes           --          --          --          --          --          --     897,554           --     897,554
 Issue of common
    stock on
    conversion of
    convertible
    preferred shares      758,464          76          --          --    (758,464)        (76)         --           --          --
 Deemed dividends on
    preferred stock            --          --          --          --          --          --     122,670     (122,670)         --
 Fair value of
    options issued
    to employees and
    consultants                --          --          --          --          --          --     686,448           --     686,448
 Common shares
    subscribed, not
    issued                     --          --     150,001          --          --          --          --           --     150,001
 Note receivable
    share
    subscriptions              --          --    (150,001)         --          --          --          --           --    (150,001)
 Loss for the period           --          --          --          --          --          --          --   (5,868,006) (5,868,006)
                      -------------------------------------------------------------------------------------------------- ----------

 Balance, December
    31, 2000           10,987,075       1,099          --          --   1,241,536         124  16,859,624   (9,560,622)  7,300,225

 Issue of common
    stock for
    settlement of
    debt and accrued
    interest            1,004,605         100          --          --          --          --   1,757,959           --   1,758,059
 Issue of common
    shares for cash
    (net of $15,001
    non-cash issue
    costs)                 70,589           7          --          --          --          --     134,994           --     135,001
 Issue of common
    stock for share
    financing
    services provided      21,559           2          --          --          --          --      42,549           --      42,551
 Issuance of common
    stock for cash
    (net of cash
    share issue
    costs of $86,515
    and non-cash of
    $27,550)              691,000          69          --          --          --          --     957,366           --     957,435
 Issue of common
    stock on
    conversion of
    convertible
    preferred shares    1,064,974         106          --          --  (1,064,974)       (106)         --           --          --
 Issue of common
    stock on
    settlement of
    debt and accrued
    interest (note
    8(a))               2,000,000         200          --          --          --          --   2,499,800           --   2,500,000
 Issue of common
    stock for goods
    and services
    provided              111,510          11      50,000      91,250          --          --     237,849           --     329,110
 Stock options
    exercised             196,500          20          --          --          --          --     217,980           --     218,000
 Shares issued to
    Biotherapies, Inc.    600,000          60          --          --          --          --   1,679,940           --   1,680,000
 Fair value of
    options and
    warrants issued
    to consultants
    and major
    shareholders for
    consulting and
    general
    financing
    services                   --          --          --          --          --          --   2,922,628           --   2,922,628
 Shares issued to
    Biotherapies Inc.   2,524,030         252          --          --          --          --   4,719,684           --   4,719,936
 Issue of common
    stock for cash
    (net of $93,451
    of cash and
    $32,556 of
    non-cash share
    issue costs)          667,101          67          --          --          --          --     874,577           --     874,644
 Subscription
    receivable for
    issued shares              --          --          --          --          --          --     (15,000)          --     (15,000)
 Common shares
    subscribed, not
    issued                     --          --      60,000      90,000          --          --          --           --      90,000
 Fair value of
    warrants issued
    for share
    financing costs            --          --          --          --          --          --      32,556           --      32,556

GENESIS BIOVENTURES, INC. - 10-QSB QUARTERLY REPORT, SEPTEMBER 30, 2002
-------------------------------------------------------------------------------

 Issue of common
    stock for
    property and
    equipment               5,889           1          --          --          --          --      11,188           --      11,189
 Dilution gain on
    shares issued by
    investee                   --          --          --          --          --          --      53,635           --      53,635
 Fair value of
    options and
    warrants issued
    to promissory
    note holders               --          --          --          --          --          --     885,427           --     885,427
 Fair value of
    beneficial
    conversion
    feature of
    promissory note
    issued                     --          --          --          --          --          --     534,288          --      534,288
 Loss for the period           --          --          --          --          --          --          -- (15,368,941) (15,368,941)
                      -------------------------------------------------------------------------------------------------------------
 Balance, December
    31, 2001           19,944,832       1,994     110,000     181,250     176,562          18  34,407,044 (24,929,563)   9,660,743
 Fair value of
    options and
    warrants issued
    to promissory
    note holders               --          --          --          --          --          --      19,054           --      19,054
 Fair value of
    options issued
    to extinguish
    stock
    appreciation
    rights plan
    liability                  --          --          --          --          --          --     311,605           --     311,605
 Issue of common
    stock for
    conversion of
    promissory note
    payable                    --          --          --          --          --          --   1,621,199           --   1,621,523
 Fair value of stock
    option issued to
    consultants                --          --          --          --          --          --      11,737           --      11,737
 Issue of common
    stock previously
    subscribed for        110,000          11   (110,000)   (181,250)          --          --     181,239           --          --
 Common shares
    subscribed, not
    issued                     --          --           --         --          --          --          --           --          --
 Stock options
    exercised              36,097           4          --          --          --          --      38,200           --      38,204
 Shares issued for
    settlement of
    accounts payable
    and accrued
    liabilities           133,377          13            -           -           -                166,464            -     166,477
 Issuance of common
    stock for cash,
    net of cash
    share issue
    costs of $47,958      542,358          54          --          --          --          --     409,799            -     409,853
 Loss for the period           --          --          --          --          --          --          --   (6,050,303) (6,050,303)
                      -------------------------------------------------------------------------------------------------- ----------

 Balance, Sept
    30,2002            24,009,711       2,400          --          --     176,562          18  37,166,341  (30,979,866)  6,188,893
                      -------------------------------------------------------------------------------------------------- ----------

The accompanying notes are an integral part of these financial statements.

GENESIS BIOVENTURES, INC. - 10-QSB QUARTERLY REPORT, SEPTEMBER 30, 2002
-------------------------------------------------------------------------------

GENESIS BIOVENTURES, INC.
(a New York Corporation)
(a development stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(Expressed in United States dollars)

                                                                                                                TOTAL FROM
                                                                                                                INCEPTION,
                                                                                                              (SEPTEMBER 19,
                                                                                                                 1994) TO
                                                                                                               SEPTEMBER 30,
FOR THE NINE MONTHS ENDED SEPTEMBER 30                                            2002             2001              2002
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                 $(6,050,303)      $(8,320,340)    $(30,625,134)
    Items not affecting cash:
       Amortization                                                            1,422,500           571,718        1,641,197
       Equity in loss of Biomedical Diagnostics LLC                              -               1,379,161        3,357,253
       Equity in loss of Biotherapies, Inc.                                    2,122,373         1,175,444        5,437,610
       Equity in loss of Prion Developmental Laboratories Inc.                   -                 842,061        2,436,553
       In-process research and development                                       -                 -                750,000
       Stock compensation                                                         11,737         2,886,355        4,091,186
       Stock appreciation rights plan                                            -                 -                 29,230
       Deemed discount amortization on promissory notes                          500,838         1,241,519        2,522,514
       Extraordinary loss on debt settlement                                     163,831           -              1,034,185
    Changes in operating assets and liabilities:
       Amounts and other receivables                                              15,687            10,725            5,425
       Prepaid expenses                                                            7,000            10,250              966
       Accounts payable and accrued liabilities                                  847,998           605,059        4,227,567
---------------------------------------------------------------------------------------------------------------------------
                                                                                (958,339)          401,952       (5,091,448)
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures on property and equipment                                (1,773)          (73,715)        (113,301)
    Purchase of shares of Biotherapies Inc.                                       -               -              (2,643,976)
    Investment in Prion Developmental Laboratories, Inc.                          -               (400,000)      (2,436,553)
    Investment in Biomedical Diagnostics LLC                                      -             (1,680,000)      (3,000,000)
    Investment in I.D. Certify, Inc.                                              -               -                (800,160)
    Acquisition of Biomedical Diagnostics, LLC, net of cash acquired              -               -              (2,696,756)
    Cash acquired on consolidation                                                -               -                   8,617
    Deposit on future acquisition                                                 -               (726,600)         (50,000)
    Purchase of short-term investments                                            -                367,000              -
    Promissory note receivable                                                   (50,000)          -                (50,000)
----------------------------------------------------------------------------------------------------------------------------
                                                                                 (51,773)       (2,513,315)     (11,782,129)
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in bank indebtedness                                                                   24,424
    Exercise of share purchase warrants                                           -                 -                63,000
    Exercise of stock options                                                     38,200            42,894          385,800
    Issuance of promissory notes                                                 579,998           623,647        6,248,645
    Repayment of promissory notes                                                 -                 -              (600,000)
    Common stock issued for cash                                                 409,799         1,136,092        5,230,399
    Common stock subscriptions                                                    -                 -               -
    Preferred stock issued for cash                                               -                 -             5,565,911
---------------------------------------------------------------------------------------------------------------------------
                                                                               1,022,997         1,827,057       16,893,755
---------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              12,885          (284,306)          20,178
CASH AND CASH EQUIVALENTS, BEGINNING                                               7,293           284,306          -
---------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, ENDING                                            $    20,178       $    -          $     20,178
===========================================================================================================================

The accompanying notes are an integral part of these financial statements.

GENESIS BIOVENTURES, INC. - 10-QSB QUARTERLY REPORT, SEPTEMBER 30, 2002
-------------------------------------------------------------------------------

GENESIS BIOVENTURES, INC.
(a New York Corporation)
(a development stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(Expressed in United States dollars)

                                                                                                                TOTAL FROM
                                                                                                                INCEPTION,
                                                                                                              (SEPTEMBER 19,
                                                                                                                 1994) TO
                                                                                                               SEPTEMBER 30,
FOR THE NINE MONTHS ENDED SEPTEMBER 30,                                           2002             2001              2002
---------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE:
Cash paid for:
   Income taxes                                                             $          -       $         -      $         -
   Interest                                                                          209            74,829          282,742
Non-cash activities:
   Common stock issued to settle promissory notes payable and
     accounts payable and accrued liabilities                                  1,788,001         4,258,060        7,695,478
   Common stock issued for shares of Biotherapies Inc. and patents                -                -              4,570,700
   Discounts and beneficial conversion feature on promissory notes                -                420,692        2,317,269
   Deemed dividends on preferred shares                                           -                -                354,735
   Common stock issued on conversion of preferred shares                          -                    106              182
   Contribution to BioMedical Diagnostics, LLC of rights acquired                 -                -              2,680,860
   Issuance of common stock and warrants for share financing services             -                 42,552           75,107
   Issuance of common stock on acquisition (Note 4 (a))                           -              1,680,000        1,680,000
   Shares issued as consideration for acquisition of 50% interest in LLC
     (note 4 (a))                                                                 -                -              4,719,936
   Stock option exercise price paid through settlement of accounts
       payable and accrued liabilities                                            38,204           -                 38,204
   Common stock issued on subscriptions                                          241,250           -                241,250
   Subscription receivable for issued common shares                               -                -                 15,000
   Common stock issued for fixed assets                                           -                -                 11,189
   Exercise of common share options in exchange for note receivable               -                147,150


The accompanying notes are an integral part of these financial statements.

GENESIS BIOVENTURES, INC. - 10-QSB QUARTERLY REPORT, SEPTEMBER 30, 2002
-------------------------------------------------------------------------------

GENESIS BIOVENTURES, INC.
(a New York Corporation)
(a development stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Expressed in U.S. dollars)

SEPTEMBER 30, 2002


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

The Company's future operations are dependent upon the Company's ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from its investments. Furthermore, the Company's equity investments may require additional funding from the Company to continue research and development and other operating activities. The Company is in default of a cash payment of $1,500,000 due prior to May 30, 2002 to fund certain research payments pursuant to its acquisition of Biomedical Diagnostics LLC (Note 4(a)) and was being penalized $500 per day up to August 31, 2002 for each day the payment was outstanding. As of September 30, 2002, the Company is considered to be in the development stage as the Company has not generated revenues, and has experienced negative cash flow from operations and is in default of promissory note obligations totalling $883,647. The Company had a working capital deficiency of $5,089,701 as at September 30, 2002. The Company does not have sufficient working capital to sustain operations until the end of the year ended December 31, 2002 and is in immediate need of cash financing. The Company is currently looking to secure additional funds through future debt or equity financings. Such financings may be not available or may not be available on reasonable terms. If the Company is unable to obtain required financing, it may have to reduce or cease operations or liquidate certain assets.

2.    BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for a complete set of annual financial statements. The Company believes that its disclosures are adequate so that the information presented is not misleading. These condensed Financial Statements should be read with the Annual Audited Financial Statements and the Notes thereto included in the Company's Annual Report on Form 10-KSB and other reports filed with the SEC. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of results of the financial position and the operations have been included in the consolidated financial statements. Results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2002.

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

GENESIS BIOVENTURES, INC. - 10-QSB QUARTERLY REPORT, SEPTEMBER 30, 2002
-------------------------------------------------------------------------------

4.    COMMITMENTS AND CONTINGENCIES (CONTINUED)

(a)   Agreements (Continued)

      Total consideration and advances paid or payable by the Company on this acquisition totaled $8,840,408. The Company paid Biotherapies $2,340,000 cash, including prepaid royalties and advances totaling $290,000, and issued 2,524,030 shares of its common stock with a fair value of $4,719,936. The fair value of common shares represents the average quoted market value of the Company's common shares on the acquisition consummation date of November 30, 2001 and the two days preceding that date. On May 30, 2002, the nine-month anniversary of the signing of the Purchase Agreement, the Company was required to make an additional cash payment to Biotherapies in the amount of $1,500,000. The Company did not have sufficient funds to make this payment and has been penalized $500 per day for each day the payment was late up to August 31, 2002. This obligation was recorded at its estimated fair value, using a 12% discount rate, of $1,415,100. The discount of $84,900 has been accreted through interest expense by the interest method over the period to May 30, 2002. At September 30, 2002, the discounted loan payable balance had accreted to $1,500,000.

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

      Under the terms of the Amendment to the Purchase Agreement the Company agreed to pay Biotherapies a penalty of $500 per day for each day after May 30, 2002, that the $1,500,000 remains outstanding provided, however, that after August 31, 2002 Biotherapies shall accept the following common shares in lieu of the penalty:

      (i) if the $1,500,000 has not been paid by September 1, 2002, then the Company shall transfer 164,864 common shares of Biotherapies capital stock to Biotherapies as of September 1, 2002 and,

      (ii) if the $1,500,000 has not been paid by October 1, 2002, then the Company shall transfer an additional 329,727 common shares of Biotherapies capital stock to Biotherapies as of October 1, 2002 and,

      (iii)if the $1,500,000 has not been paid by November 1, 2002, then the Company shall transfer an additional 329,728 common shares of Biotherapies capital stock to Biotherapies as of November 1, 2002 and,

      (iv) if the additional funds have not been paid by December 1, 2002, then the Company shall transfer an additional 601,094 common shares of Biotherapies capital stock to Biotherapies as of December 1, 2002 and any further obligations of the Company to pay Biotherapies the $1,500,000 shall be deemed satisfied as of December 1, 2002.

      To date the Company has not paid the $1,500,000 and is currently in the process of transferring the shares referred to in (i), (ii) and (iii) above.

      All other terms and conditions of the Purchase Agreement shall remain in full force and effect.

      In the event the Company is unable to meet its obligations under the Purchase Agreement or renegotiate the payment terms, the possibility exists that the actions taken or outcome of the negotiations may result in the acquired technology being returned to Biotherapies.

      Concurrently with the execution of the Purchase Agreement, the Company and Biotherapies entered into numerous other agreements, including a certain Mammastatin Sublicense Agreement and a certain P&O Technology License Agreement. Pursuant to the Sublicense Agreement, Biotherapies granted to the Company rights to make, use and sell certain proteins and antibodies, and tests to develop or sell additional antibodies and/or diagnostic assays for the diagnosis of breast, prostate and/or ovarian cancers. Under the agreement, the Company is required to pay Biotherapies a royalty of between ten percent (10%) and twenty percent (20%) of net sales generated, depending on the level of net sales in a given year. As of September 30, 2002, the Company had pre-paid royalty payments pursuant to the Mammastatin Sublicense Agreement totaling $100,000.

      Pursuant to the Purchase Agreement, the Company committed to fund the operating costs of the LLC of at least $1,000,000 in support of product development of the mammastatin, prostate and ovarian technologies on or before November 30, 2002. As of September 30, 2002, $375,700 had been paid toward this commitment.

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

GENESIS BIOVENTURES, INC. - 10-QSB QUARTERLY REPORT, SEPTEMBER 30, 2002
-------------------------------------------------------------------------------

4.    COMMITMENTS AND CONTINGENCIES (CONTINUED)

(b)   Legal Proceedings

     On November 1, 2001, a Statement of Claim was filed in the Supreme Court of British Columbia against the Company and a director of the Company seeking payment of 500,000 common shares of the Company for consulting services performed by an outside consultant. The plaintiff is seeking specific performance of the agreement or damages in lieu of specific performance. The Company's position is that a letter of agreement dated April 24, 2001, in which the plaintiff agreed to accept 250,000 options at $1.50 per share represents compensation for the consulting services and no additional shares are required to be issued. A court date has been set for April 2004.

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

5.    PROMISSORY NOTES PAYABLE

During the nine months ended September 30, 2002, $579,998 of additional loans were received and $1,000,000 of loans were repaid by conversion to common stock of the Company. As at September 30, 2002, loans with a principle balance of $883,647 (2001 - $ nil) were in default. The lenders have not demanded repayment. Discounts on promissory notes amortized to interest expense during the nine months ended September 30, 2002 totalled $458,398 (2001 - $927,314).

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

During the quarter ended June 30, 2002, the Company completed the private placement of 50,000 common shares subscribed for in March 2002 for net proceeds of $60,000. An additional 301,000 units were issued for net proceed of $188,580 during the quarter. Each unit consists of one common share of the Company and one-half share purchase warrants, with two one-half warrants exercisable to purchase an additional common share at an exercise price of between $1.50 and $3.00 per share. The warrants expire between March and September 2004.

During the quarter ended June 30, 2002, the Company issued 37,500 common shares with a fair value of $32,250 as part of a settlement of accounts payable and accrued liabilities.

During the quarter ended September 30, 2002, 151,158 common shares were issued for net proceeds of $103,457. Each unit consists of one common share of the Company and one-half share purchase warrant, with two one-half warrants exercisable to purchase an additional common share at an exercise price of between $1.50 and $3.00 per share. Those warrants expire between June and December 2004.

GENESIS BIOVENTURES, INC. - 10-QSB QUARTERLY REPORT, SEPTEMBER 30, 2002
-------------------------------------------------------------------------------

During the quarter ended September 30, 2002, the Company issued 3,243,047 common shares with a fair value of $1,621,199 to settle a promissory note payable and accrued interest owing on the note. This transaction resulted in a loss settlement of $550,994.

7.    FUTURE PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001. On October 1, 2001, the Company adopted SFAS No. 142. Application of the non-amortization provision of SFAS No. 142 has not affected the Company's financial statements. The Company does not have assets with indeterminate lives.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and does not believe that the adoption will have a material impact on the financial statements of the Company.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This new standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS No. 144 and does not believe that the adoption will have a material impact on the financial statements of the Company.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections:, which updates, clarifies and simplifies existing accounting pronouncements. FASB No.4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded, as a result, FASB 64, which amended FASB 4, was rescinded as it was no longer necessary. SFAS No. 145 amended FASB 13 to eliminate an inconsistency between the required accounting for sale-leaseback transaction and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Management has not yet determined the effects of adopting this Statement on the financial position or results of operations.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146," Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was issued in June 2002 and is not yet effective. The impact on the Company's financial position or results of operations from adopting SFAS No. 146 has not been determined.

8.    SUBSEQUENT  EVENT

Subsequent to September 30, 2002, the Company completed private placements of 281,428 common shares for proceeds of $130,000 and issued 80,000 common shares with a fair value of $0.79 per share for services valued at $63,200.

GENESIS BIOVENTURES, INC. - 10-QSB QUARTERLY REPORT, SEPTEMBER 30, 2002
-------------------------------------------------------------------------------

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

Rollout of the Company's technology began in 2001 with the announcement of the commercial availability of the Mammastatin Serum Assay ("MSA") technology through custom laboratory services. The Company plans to focus its efforts on engineering a smooth transition to new facilities, scaling up of manufacturing and services capacities to handle projected sales volumes, ensuring that all marketing content meets regulatory standards, and achieving sales/profitability projections. The Company anticipates that its activities will also position the Company to outsource large-scale production and marketing/distribution as higher sales volumes begin in future years. The plans of the Company require the Company to raise significant funds through future debt and equity financings. No assurance can be given that such financings will be available or if available, on reasonable terms.

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

GENESIS BIOVENTURES, INC. - 10-QSB QUARTERLY REPORT, SEPTEMBER 30, 2002
-------------------------------------------------------------------------------

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

o Independent M.D. Anderson study with 200 samples began in September, 2001. Analysis of the samples is currently in progress.

o Long-term study targeting 10,000 to 20,000 women over a five year period at the British Columbia Cancer Agency is planned to start upon receipt of Company financing.

o Statistical analysis by STATPROBE, Inc. indicated that the test demonstrated a favorable profile of sensitivity and positive predictive value for the MSA test. For women aged less than 40 years, those with a positive family history of breast cancer appear to have lower mean levels of Mammastatin as compared to women without a family history of this disease. On this basis, the MSA test could prove valuable in screening younger women for increased risk of developing breast cancer.

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

On September 22, 2001, Biomedical Diagnostics announced that it had signed a letter of agreement with ARUP Laboratories of Salt Lake City, Utah to market and service the MSA technology. ARUP Laboratories is wholly owned by the University of Utah. The agreement gives ARUP Laboratories rights to market and service the MSA test to clients worldwide. To September 30, 2002, only a nominal amount has been sold.

In September 2001, Biomedical Diagnostics was granted a Certificate of Compliance under the Clinical Laboratory Improvement Amendments (CLIA) Act, as administered by the U.S. Health Care Financing Administration. Biomedical Diagnostics' Laboratory Services is now providing sample testing and analysis services under CLIA guidelines to physicians and reference laboratories in

GENESIS BIOVENTURES, INC. - 10-QSB QUARTERLY REPORT, SEPTEMBER 30, 2002
-------------------------------------------------------------------------------

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

Pursuant to the Purchase Agreement, GBI has committed to fund the operating costs of Biomedical Diagnostics of at least $1,000,000 in support of product development of the mammastatin, prostate and ovarian technologies on or before November 30, 2002. To September 30, 2002, GBI has paid $375,700 toward this commitment. On May 30, 2002, the nine-month anniversary of the signing of the Purchase Agreement, the Company renegotiated the terms of payment of $1,500,000 to Biotherapies as stated in note 4(a). IN THE EVENT THE COMPANY IS UNABLE TO MEET ITS OBLIGATIONS UNDER THE PURCHASE AGREEMENT OR RENEGOTIATE THE PAYMENT TERMS, THE POSSIBILITY EXISTS THAT THE ACTIONS TAKEN OR OUTCOME OF THE NEGOTIATIONS MAY RESULT IN THE ACQUIRED TECHNOLOGY BEING RETURNED TO BIOTHERAPIES.

Concurrently with the execution of the Purchase Agreement, GBI and Biotherapies entered into numerous other agreements, including a Mammastatin Sublicense Agreement (the "Mammastatin Sublicense Agreement) and a P&O Technology License Agreement (the "P&O License Agreement"). Pursuant to the Mammastatin Sublicense Agreement, Biotherapies granted to GBI a worldwide, perpetual and exclusive sublicense to make, use and sell certain proteins and antibodies and a non-exclusive sublicense to make, use and create improvements thereto for the research, development or sale of additional antibodies and/or diagnostic assays for the diagnosis of breast, prostate and/or ovarian cancers. Biotherapies also granted to GBI a worldwide, perpetual and exclusive license to make, have made, use and sell a certain dot blot diagnostic assay related to the detection and measurement of certain proteins in the blood, and improvements thereto, and a non-exclusive license to make, have made, use and create improvements to the dot blot assay in the research, development or sale of additional antibodies and/or diagnostic assays for the diagnosis of breast, prostate and/or ovarian cancers. GBI shall pay Biotherapies a royalty of between 10% and 20% of net sales generated in connection with the Mammastatin Sublicense Agreement, depending on the level of net sales in a given year. As of September 30, 2002, GBI had pre-paid royalty payments pursuant to the Mammastatin Sublicense Agreement totaling $100,000.

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

GENESIS BIOVENTURES, INC. - 10-QSB QUARTERLY REPORT, SEPTEMBER 30, 2002
-------------------------------------------------------------------------------

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

      Researchers at PDL have also developed an improved sampling device to work in conjunction with the PDL proprietary rapid strip test for detecting BSE. The sampling device greatly simplifies the existing brain tissue sample preparation and is therefore much quicker and easier to use.

      Researchers recently identified a new pair of antibodies for the detection of prions that appears to be more sensitive than the pair currently in use. PDL believes that these antibodies will be superior to the original antibody pair and initial research indicates that they will also work in tests for scrapie, Creutzfeldt-Jakob disease (CJD) and Chronic Wasting disease (CWD). Scrapie is a common prion disease found in sheep while CJD is a human form of prion disease. CWD, although present for decades, has recently made headlines as deer and elk are being infected at an alarming rate across North America. Scrapie, CJD and CWD have all been targeted for testing by the USDA along with BSE.

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

      MARKET POTENTIAL - The two major international markets for the PDL prion diagnostic are the cattle industry and the human blood products industry. As a result of the BSE outbreak in the United Kingdom, the rest of the European market temporarily banned export of British beef. The financial consequences of this in the UK were estimated to be in excess of $2.5 billion in 1998. Since then, BSE has been detected in a number of European countries and most recently in Japan.

      The strip test, utilizing PDL's patents pending proprietary reagents and assay technology has been proven to be simple yet accurate and inexpensive. It is anticipated that the test will be reviewed and evaluated in Europe and the United States in the final

GENESIS BIOVENTURES, INC. - 10-QSB QUARTERLY REPORT, SEPTEMBER 30, 2002
-------------------------------------------------------------------------------

      quarter of 2002 prior to being certified for commercial release in the massive global cattle industry. The studies were temporarily postponed due to a recent minor production delay during the tooling process in producing the sampling device. The vitality of the beef industry worldwide depends on the development of such a test. The ultimate size of the world market for a post-mortem test is nearly 100 million head of cattle per year. The Company has projected that if this diagnostic were used to test cattle prior to slaughter (estimated at 40 million cattle per year in the United States), the potential gross revenues from this application could be in excess of $50 million in the United States alone.

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

      In order to fund its research and development, PDL is dependent on additional sales of stock to investors. If it is unsuccessful in attracting new investors, there is no assurance that PDL can remain in business. The Company provided a $50,000 unsecured loan to PDL in the current quarter.

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

      CURRENT DEVELOPMENTS - The United States Senate Appropriations Committee recently directed the United States Department of Agriculture ("USDA") to undertake a review of the PDL testing technology. Upon satisfactory completion of the review, the USDA will move forward with a pilot program using this technology to test American cattle for BSE.

      PDL is also in discussions with several European companies to provide them with the strip test and larger validation studies are anticipated to begin Q4 in Europe, the United States and possibly Japan.

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

GENESIS BIOVENTURES, INC. - 10-QSB QUARTERLY REPORT, SEPTEMBER 30, 2002
-------------------------------------------------------------------------------

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

      CURRENT INVESTMENT - Since 1998, GBI has invested approximately $5.4 million in Biotherapies, which includes $2.5 million cash contributed under an investment agreement and through direct share purchases, plus an additional $2.5 million based on a share transfer arrangement with a prior investor in Biotherapies and $0.4 million in debt converted to shares. As discussed in Note 4(a) to the financial statements, the Company has returned 824,319 common shares of Biotherapies to Biotherapies thereby reducing GBI's equity ownership to 16.3%.

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

GENESIS BIOVENTURES, INC. - 10-QSB QUARTERLY REPORT, SEPTEMBER 30, 2002
-------------------------------------------------------------------------------

PROPOSED TRANSACTIONS

The Company has signed a letter of intent dated September 19, 2002, with Corgenix Medical Corporation (Incorporated). The letter of intent provides that the two companies will negotiate a definitive product development agreement whereby Corgenix will develop an MSA product or products in an ELISA format utilizing the Company technology and Corgenix ELISA (enzyme linked immunosorbent assay) technology. The ELISA format will increase sensitivity and specificity of the MSA test and in turn dramatically expand the commercial value of the product.

INTELLECTUAL PROPERTY

The Company expects to file trademark applications for its products as they are developed in the future.

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

GENESIS BIOVENTURES, INC. - 10-QSB QUARTERLY REPORT, SEPTEMBER 30, 2002
-------------------------------------------------------------------------------

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

RISK FACTORS

GENESIS BIOVENTURES, INC. - 10-QSB QUARTERLY REPORT, SEPTEMBER 30, 2002
-------------------------------------------------------------------------------

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

NEED FOR ADDITIONAL FINANCING. The Company continues to have significant obligations with respect to Biomedical Diagnostics. In order to complete its obligations, the Company will require minimum additional funding of $6,000,000 within approximately 3 months. The Company currently does not have sufficient funds to carry its own current expenses. There can be no assurance that the Company will obtain additional financing for Biomedical Diagnostics' current and future operations or capital needs on favorable terms, if at all.

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

HISTORY OF LOSSES. The Company has incurred net losses of $15,368,941, $5,868,006 and $1,737,210 for the fiscal years ended December 31, 2001, 2000 and 1999 respectively and incurred a loss of $6,050,303 for the nine months ended September 30, 2002. There can be no assurance that the Company will operate profitably in the near future or at all.

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

PENNY STOCK. The Company may be subject to the SEC's "penny stock" rules if the common stock trades below $5.00 per share. These rules require the delivery prior to any penny stock transaction of a disclosure schedule explaining the penny stock market and all associated risks and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, which are generally defined as institutions or an investor with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with the spouse. For these types of transactions the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. In addition, broker-dealer and the registered representative must maintain current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the common stock which could severely limit its market price and liquidity.

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

GENESIS BIOVENTURES, INC. - 10-QSB QUARTERLY REPORT, SEPTEMBER 30, 2002
-------------------------------------------------------------------------------

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

CRITICAL ACCOUNTING POLICIES

The Company's discussion and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments, particularly those related to the determination of the impairment of its equity investments and intangible assets. Actual results could differ from the estimates. The Company believes the following critical accounting policies require its more significant judgment and estimates used in the preparation of the consolidated financial statements.

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

The Company's investee companies are recorded using the equity method. These companies are development stage biotechnology companies that do not have long-established products or proven technologies. Therefore, these investments may be subject to write-down for impairment whenever events or changes in circumstances indicate that a loss in value is other than temporary.

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

GENESIS BIOVENTURES, INC. - 10-QSB QUARTERLY REPORT, SEPTEMBER 30, 2002
-------------------------------------------------------------------------------

many other issues. The Company uses all of these factors in initially estimating the economic useful lives of its products, and also continuously monitors these factors to assess if changes in estimates are required.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142 "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized. Separate intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. SFAS No. 142 also establishes a new method of testing goodwill and other intangible assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of that goodwill or other intangible asset below its carrying value. The amortization provisions of SFAS No. 142 apply to goodwill and other intangible assets acquired after September 30, 2001.

CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitations, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

RESULTS OF OPERATIONS

Nine months ended September 30, 2002 compared to nine months ended September 30, 2001:

For the nine months ended September 30, 2002, the Company incurred a net loss after extraordinary items of $6,050,303 compared to $8,320,340 for the nine months ended September 30, 2001, a decrease of $2,270,037.

Amortization is calculated on the Company's property and equipment and medical technology licenses. Amortization increased by $1,406,831 during the nine months ended September 30, 2002 due to the amortization of acquired medical technology licenses acquired pursuant to the LLC acquisition in November, 2001.

Investor relations are costs incurred by the Company for general financing services and investor relations. These costs decreased by $139,183 for the nine months ended September 30, 2002 compared to September 30, 2001. Investor relations expenses have decreased as the Company reduced the number of consultants used during the period.

Legal and Accounting expenses decreased by $2,599 for the nine months ended September 30, 2002 as compared to September 30, 2001 due to a reduction in costs with respect to the decrease of legal matters.

Management and consulting fees decreased by $1,404,281 for the nine months ended September 30, 2002 compared to September 30, 2001. The decrease is due to senior management now providing their services as employees, under employment agreements as opposed to last year when management services were provided under a management agreement. September 30, 2001 costs were also greater due to the fair value of stock options issued to outside consultants.

Rent and occupancy costs increased by $23,282 for the nine months ended September 30, 2002 compared to September 30, 2001. This increase reflects additional rental costs relating to the Biomedical Diagnostics LLC premises.

Salaries and benefits increased by $249,783 for the nine months ended September 30, 2002 compared to September 30, 2001 reflecting the change in services provided by senior management from a consultant basis to employee basis.

Research and development expenses of $336,279 were recorded in the nine months ended September 30, 2002 relating to the expenses incurred by the LLC for the quarter. The LLC was held as an equity investment during the prior period.

Interest and bank charges incurred and amortized, decreased by $621,332 for the nine months ended September 30, 2002 due to a resolution in short-term borrowings of $1,000,000 which were repaid by conversion to common stock of the Company and a decrease in the deemed discounts related to equity instruments issued along with promissory notes. The fair value of the equity instruments issued along with promissory notes is amortized to interest expense over the term of the promissory notes.

Equity in loss of investments decreased by $1,274,291 for the nine months ended September 30, 2002 compared to September 30, 2001. With the acquisition of the remaining 50% equity interest in Biomedical Diagnostics, LLC in 2001, the Company consolidates the

GENESIS BIOVENTURES, INC. - 10-QSB QUARTERLY REPORT, SEPTEMBER 30, 2002
-------------------------------------------------------------------------------

LLC's results directly in its operating expenses. As a result, no equity in loss amount is recorded in the current period. The comparable loss for the nine months ending September 30, 2001 was $1,379,162. In 2001, the Company wrote-down its investments in PDL and, as a consequence, no longer records an equity loss in PDL's operating results. The comparable loss for the nine months ending September 30, 2001 was $842,061. Equity in loss of Biotherapies increased by $946,932 for the nine months ended September 30, 2002 compared to September 30, 2001 reflecting the Company's write-down of its investments in Biotherapies, and the increased research and development activity in Biotherapies for the quarter.

Loss per share was ($.28) for the nine months ended September 30, 2002 compared to ($0.52) for the nine months ending September 30, 2001. The decrease in loss per share is due to the decreased loss during the period and the increased weighted average number of shares outstanding. The weighted average number of shares outstanding for the nine months ended September 30, 2002 was 21,219,252 compared to 14,244,390 for the nine months ended September 30, 2001.

The Company's total assets as at September 30, 2002 was $11,454,540 compared to total assets of $15,179,029 as at December 31, 2001. The decrease in the Company's total assets during the nine months is due to the equity loss in Biotherapies, Inc. of $2,122,373 and amortization of the Company's medical technology licenses totaling $1,355,991.

Stockholder equity as at September 30, 2002 was $6,188,893 compared to $9,660,743 as at December 31, 2001.

Three months ended September 30, 2002 compared to September 30, 2001:

For the quarter ended September 30, 2002, the Company incurred a loss of $2,189,600 compared to $2,639,414 for the three months ended September 30, 2001, a decrease of $449,814. The decrease in the loss is due to decreases in the Company's equity share of losses in Biomedical Diagnostics, LLC and PDL of $1,128,433 an increase in the equity in loss of Biotherapies of $415,677 and the write-down of the other than temporary decline in value of Biotherapies of $572,963 and a decrease in interest expenses of $312,820 and an increase in amortization of $468,275.

Legal and accounting fees decreased from $128,082 to $74,658 which is attributable to a decrease in legal fees.

Management and consulting fees decreased from $598,902 during the three months ended September 30, 2001 to $55,220 due to senior management now providing their services as employees, under employment agreements as opposed to last year when management services were provided under a management agreement.

Interest and bank charges decreased from $403,500 during the three months ended September 30, 2001 to $90,680 which is attributable to a reduction in short-term borrowings of $1,000,000 which were repaid by conversion to common stock of the Company.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in operating activities totaled $958,339 for the nine months ended September 30, 2002 compared to $107,652 for the nine months ended September 30, 2001.

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

As discussed above, the Company is committed to funding Biomedical Diagnostics' operating activities of at least $1,000,000 on or before November 30, 2002. The majority of the Company's short-term convertible debt has already or will mature within the next 3 months. Because of these capital requirements, the Company intends to raise funds through registered offerings or exempt transactions.

The Company is currently reviewing its options to raise additional capital. It has entered into an agreement with an NASD registered broker/dealer whereby the broker/dealer will assist the Company on a "best efforts" basis in conducting a private placement offering with gross proceeds of between $1,000,000 and $8,000,000. The parties anticipate issuing preferred stock in the placement, which will be convertible into common stock. The private placement offering has commenced and is expected to be completed by November 15, 2002. The offering is being made solely to accredited investors. The parties further intend for the issuance of the securities to qualify for an exemption from the registration provisions of the Securities Act of 1933, as amended, specifically under Section 4(2) and/or Regulation D thereunder. There can be no assurance that the placement will be completed.

A summary of the Company's financial commitments are set out below:

GENESIS BIOVENTURES, INC. - 10-QSB QUARTERLY REPORT, SEPTEMBER 30, 2002
-------------------------------------------------------------------------------

                                                                      PAYMENTS DUE BY PERIOD
                                                             LESS THAN 1
CONTRACTUAL OBLIGATIONS                      TOTAL              YEAR          1 - 3 YEARS        4 - 5 YEARS      AFTER 5 YEARS
-----------------------------------------------------------------------------------------------------------------------------------
Short-term debt                            $1,008,309        $1,008,309      $       -           $     -           $     -
Operating leases                              465,180           165,990          276,190            23,000               -
Unconditional purchase
   obligations (see note 4(a))              1,500,000         1,500,000              -                 -                 -
                                          -----------------------------------------------------------------------------------------

Total contractual cash obligations         $2,973,489        $2,674,299      $   276,190          $ 23,000               -
                                           ========================================================================================

As of September 30, 2002, the Company had cash on hand of approximately $20,178 and a working capital deficiency of $5,089,701. In the opinion of management, cash on hand is not sufficient to meet current requirements.

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

GENESIS BIOVENTURES, INC. - 10-QSB QUARTERLY REPORT, SEPTEMBER 30, 2002
-------------------------------------------------------------------------------

PART II

ITEM 1.       LEGAL PROCEEDINGS

On November 1, 2001, a Statement of Claim was filed in the Supreme Court of British Columbia against the Company and a director of the Company seeking payment of 500,000 common shares of the Company for consulting services performed by an outside consultant. The plaintiff is seeking specific performance of the agreement or damages in lieu of specific performance. The Company's position is that a letter of agreement dated April 24, 2001, in which the plaintiff agreed to accept 250,000 options at $1.50 per share represents compensation for the consulting services and no additional shares are required to be issued. A court date has been set for April 2004.

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

ITEM 2.           CHANGES IN SECURITIES

During the quarter ended September 30, 2002, 151,158 common shares were issued for net proceeds of $103,457. Each unit consists of one common share of the Company and one-half share purchase warrant, with two one-half warrants exercisable to purchase an additional common share at an exercise price of between $1.50 and $3.00 per share. Those warrants expire between June and December 2004.

During the quarter ended September 30, 2002, the Company issued 3,243,047 common shares with a fair value of $1,621,199 to settle a promissory note payable and accrued interest owing on the note. This transaction resulted in a loss settlement of $550,994.

GENESIS BIOVENTURES, INC. - 10-QSB QUARTERLY REPORT, SEPTEMBER 30, 2002
-------------------------------------------------------------------------------

ITEM 3.    DEFAULT UPON SENIOR SECURITIES

           None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None

ITEM 5.    OTHER INFORMATION

           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibits

                  99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  99.3 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

           (b)    Reports on Form 8-K

                  None

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         GENESIS BIOVENTURES, INC


                         By:    /S/ E. GREG MCCARTNEY
NOVEMBER 13, 2002        Name:  E. Greg McCartney
-----------------
                                Chairman, President and Chief Executive Officer


                         By:    /S/  T.J. LOUIS MCKINNEY
NOVEMBER 13, 2002        Name:  T.J. Louis McKinney
-----------------
                                Chief Financial Officer

GENESIS BIOVENTURES, INC. - 10-QSB QUARTERLY REPORT, SEPTEMBER 30, 2002
-------------------------------------------------------------------------------

    CERTIFICATION BY E. GREG MCCARTNEY, PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                       OF
                            GENESIS BIOVENTURES, INC.


I, E. Greg McCartney, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Genesis Bioventures, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light or the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, concluding its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal control's and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly effect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



November 13, 2002        By:  /S/ E. GREG MCCARTNEY
                              ---------------------
                         Name: E. Greg McCartney
                               President and Chief Executive Officer

GENESIS BIOVENTURES, INC. - 10-QSB QUARTERLY REPORT, SEPTEMBER 30, 2002
-------------------------------------------------------------------------------

          CERTIFICATION BY T.J. LOUIS MCKINNEY, CHIEF FINANCIAL OFFICER
                                       OF
                            GENESIS BIOVENTURES, INC.


I, T.J. Louis McKinney, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Genesis Bioventures, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light or the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, concluding its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal control's and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly effect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



November 13, 2002        By: /S/ T.J. LOUIS MCKINNEY
                             -----------------------
                         Name:  T.J. Louis McKinney
                                Chief Financial Officer