Form 10KSB
period 2002-12-31
GENESIS BIOVENTURES INC
filed 2003-04-15
CIK 1084966

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 _______________

                                   FORM 10-KSB

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  fiscal  year  ended  December  31,  2002


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  transition  period  from                  to


                             Commission file number:

                            GENESIS BIOVENTURES, INC.
                 (Name of small business issuer in its charter)

            New York                                         98-0163232
  (State or other jurisdiction                                (I.R.S.
of incorporation or organization)                   Employer Identification No.)


        3033 King George Highway, Suite 1A
         Surrey, British Columbia, Canada                     V4P 1B8
      (Address of principal executive offices)          (Zip / Postal Code)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, as of April 4, 2003 was approximately $7,600,581 (based upon the closing price for shares of the Issuer's Common Stock as reported by The American Stock Exchange for the last trading date prior to that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of April 4, 2003, 26,010,295 shares of the Issuer's Common Stock, $.0001 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE.

                                     [None.]

Transitional Small Business Disclosure Format (Check  one): YES  [ ]  NO  [X]

================================================================================

                                                   GENESIS BIOVENTURES, INC.

                                                          FORM 10-KSB
                                                       TABLE OF CONTENTS
PART  ITEM(S)
----  -------
I. .        1  Description of Business

            2  Description of Properties

            3  Legal Proceedings

            4  Submission of Matters to a Vote of Security Holders


II .        5  Market for Common Equity and Related Stockholder Matters

            6  Management's Discussion and Analysis or Plan of Operation

            7  Financial Statements

            8  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure


III.        9  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

           10  Executive Compensation

           11  Security Ownership of Certain Beneficial Owners and Management

           12  Certain Relationships and Related Transactions

           13  Exhibits and Reports on Form 8K

           14  Controls and Procedures

           15  Principal Accountant  Fees and Services


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

The Company is a North American based biomedical company with its primary focus on the development and marketing of its breast cancer risk assessment tool. The Company is actively involved with its portfolio companies which are involved in cancer therapy and neurodegenerative diagnostics. The Company also serves as a strategic advisor in key aspects of science, product commercialization, business issues and financial development by providing management expertise aimed at transforming promising medical technology into successful commercial products. GBI has selected the areas of oncology and neurology as its primary sectors of interest, based on the perceived market potential for new treatments and diagnostics. The portfolio companies typically have products in the earlier stages of development prior to initiation of clinical trials.

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

The Company has publicly announced a proposed merger with Innathera, Inc. ("Innathera"). (See "Proposed Transactions".) Innathera is a Delaware corporation, which owns and operates entities based in the United Kingdom, which are focused on the acquisition, development and commercialization of innovative therapies to treat cancer. As is the case with the Company, Innathera's entities do not currently have revenue producing products.

The Innathera transaction, however, remains subject to various conditions, including approval of the shareholders of each of the Company and Innathera. Approval of the shareholders of the Company can only be solicited by a filed definitive proxy statement with respect to such transaction. The references to the business of Innathera, and the possible pending combination of the entities contained herein are for informational purposes only, and do not constitute proxy solicitation material.

GENESIS  BIOVENTURES'  MISSION  STATEMENT

Genesis Bioventures' mission is to become a globally recognized biomedical corporation, facilitating the development and marketing of novel cancer and neurodegenerative diagnostics, therapeutics and new niche products.

GENESIS  BIOVENTURES'  OPERATING  STRATEGY

The Company is focused on the commercialization of its breast cancer risk assessment tool while also seeking strategic alliances for marketing and distribution of its risk assessment tool.

See  discussion  regarding  University  of  Michigan  License.

Rollout of the Biomedical Diagnostics technology began in 2001 with the announcement of the commercial availability of the Mammastatin Serum Assay technology through custom laboratory services. The Company plans to focus its efforts in 2003 on engineering a smooth transition to new facilities, scaling up of manufacturing and service capacities to handle projected sales volumes, ensuring that all marketing content meets regulatory standards, and achieving sales/profitability projections. The Company anticipates that its activities in 2003 will also position the Company to outsource large-scale production and marketing/distribution as higher sales volumes begin in future years. The plans of the Company require the Company to raise significant funds through future debt and equity financings. No assurance can be given that such financings will be available or if available, on reasonable terms.

1.   HISTORY OF GENESIS BIOVENTURES, INC.

     The Company was originally incorporated in the State of New York, in 1994, and changed its business focus to biomedical research in 1988. From February 1999 to December 2000, the Company's shares traded on the Over the Counter Bulletin Board ("OTCBB"). On December 19, 2000, the Company began trading on the American Stock Exchange (AMEX), under the symbol GBI. In March of 2000, the Company's common stock began trading on the Frankfurt Stock Exchange under the symbol BBL and in March of 2001, was accepted for trading on the Berlin Stock Exchange under the same symbol.

2.   GENESIS BIOVENTURES' BIOTECHNOLOGY PORTFOLIO COMPANIES

     The Company, through its wholly-owned subsidiary Biomedical Diagnostics, LLC, has established itself as an operating entity directly involved in the development and commercialization of the MSA. The Company also has investments in two portfolio companies: one in the field of oncology and one in neurology. The following is a summary description of each company, including the current status of its product development program, the market potential for its products and the investment holdings of the Company.

3.   BIOTHERAPIES, INC.

     Biotherapies, Inc. ("Biotherapies") is a privately held biotechnology company with head offices located in Ann Arbor, Michigan that is dedicated to developing new cancer therapies and diagnostic methods.

     Since 1998, GBI has invested approximately $5.4 million in Biotherapies, which includes $2.5 million cash contributed under an investment agreement and through direct share purchases, plus an additional $2.5 million based on a share transfer arrangement with a prior investor in Biotherapies and $0.4 million in debt converted to shares. GBI's decision to return Biotherapies' shares to settle the $1.5 million obligation regarding the acquisition of Biomedical Diagnostics resulted in the return of 1,425,413 Biotherapies shares to Biotherapies as discussed below. As at December 31, 2002 GBI retained a 9% equity ownership in Biotherapies.

4.   BIOMEDICAL DIAGNOSTICS, LLC

     Biomedical Diagnostics, LLC (Biomedical Diagnostics) was initially formed by Biotherapies and the Company for the purpose of developing proprietary cancer screening products. Its initial product development effort is commercializing the Mammastatin Serum Assay ("MSA") as a risk-screening tool for breast cancer. Biomedical Diagnostics also has the rights to develop, market and distribute diagnostic screening assays based on other proteins discovered by another of the Company's portfolio companies, Biotherapies, Inc. that could be used to assess a person's risk for prostate and ovarian cancer.

     Pursuant to a purchase agreement dated November 30, 2001 between GBI and Biotherapies, GBI acquired Biotherapies' 50% interest in Biomedical
     Diagnostics,  LLC.  The  purchase  made  GBI  the  sole  owner  of the LLC.

     Concurrently with the execution of the Purchase Agreement, GBI and Biotherapies entered into numerous other agreements, including a Mammastatin Sublicense Agreement (the Mammastatin Sublicense Agreement) and a P&O Technology License Agreement (the P&O License Agreement). Pursuant to the Mammastatin Sublicense Agreement, Biotherapies granted to GBI a worldwide, perpetual and exclusive sublicense to make, use and sell certain proteins and antibodies and a non-exclusive sublicense to make, use and create improvements thereto for the research, development or sale of additional antibodies and/or diagnostic assays for the diagnosis of breast, prostate and/or ovarian cancers. Biotherapies also granted to GBI a worldwide, perpetual and exclusive license to make, have made, use and sell a certain dot blot diagnostic assay related to the detection and measurement of certain proteins in the blood, and improvements thereto, and a non-exclusive license to make, have made, use and create improvements to the dot blot assay in the research, development or sale of additional antibodies and/or diagnostic assays for the diagnosis of breast, prostate and/or ovarian cancers. Under the sublicense, GBI is required to pay Biotherapies a royalty of between 10% and 20% of net sales generated in connection with the Mammastatin Sublicense.

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

     The Company paid Biotherapies $2,340,000 cash, including prepaid royalties and advances totaling $290,000, and issued 2,520,030 Shares of its Common Stock with a then fair value of $4,719,936 for the Biotherapies fifty (50%) percent interest in Biomedical Diagnostics.

     In addition, the Company agreed, as subsequently amended in May, 2002, to make a one time payment to Biotherapies of $1,500,000, or to surrender certain Shares of Biotherapies back to Biotherapies. The Company elected not to pay the cash amount, and to return the Biotherapies Shares reducing its equity interest in Biotherapies from 26.3% to 9%.

5.   UNIVERSITY OF MICHIGAN LICENSE DISCUSSIONS

     Under the Mammastatin Sublicense Agreement, Biotherapies could terminate the sublicense if the Company fails to (i) meet its commitment to fund operating costs of the LLC of at least $1,000,000; (ii) make any royalty payments due to Biotherapies; or (iii) achieve gross sales of the licensed technology of $7,500,000 within 24 months of the signing of the Purchase Agreement and $20,000,000 within 36 months of the signing of the Purchase Agreement. The Company can cure the gross sales default by satisfying the royalty obligations that would have accrued had the target gross sales been met. Biotherapies may terminate the P&O Technology License Agreement if the Company fails to meet its commitment to fund operating costs of the LLC of at least $1,000,000 or fails to make any required payments due to Biotherapies.

     On September 3, 2002 Biotherapies issued a default notice giving the Company six months to cure all defaults. Prior to the expiration of the cure period referred to above, the University of Michigan granted directly to the Company the rights to carry on with the Company's development without disruption from the University of Michigan until further notice. Accordingly, the MSA was terminated subsequent to year ead and the Company no longer has royalty commitments to Biotherapies.

     The Company is currently in discussions with the University of Michigan to conclude the worldwide license to the diagnostic applications of the technology, although there can be no assurance that this proposed agreement will be completed.

     Biotherapies claims rights to certain improvements to the MSA Technology, separate from the University of Michigan license. To date, neither the Company nor its patent counsel has found any evidence that leads them to believe that any such improvements exist. The Company's ability to maintain the development for the Mammastatin Serum Assay is subject to its ability to finalize a direct license relationship with the University of Michigan, and its ability to defend against these stated Biotherapies claims to ownership of improvements to the Technology, separate from the Michigan License. The Company believes it will prevail, but there is no assurance thereof.

6.   PRODUCT  DEVELOPMENT  PROGRAM

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

     Biomedical Diagnostics has completed two sample studies to determine the usefulness of the MSA technology:

     - Short-term Level 1 study with 255 samples was completed in the third quarter of 2000. Statistical analysis and reporting by STATPROBE, Inc.

     - Short-term Level 2 study with 309 samples was completed in the first quarter of 2001. Sample collection was geographically dispersed in the United States. Statistical analysis and reporting by STATPROBE, Inc.

     - Independent M D Anderson study with 200 samples began in September, 2001 with sample collection and reporting planned for completion upon receipt of Company financing.

     - Long-term study targeting 10,000 to 20,000 women over a five year period at the British Columbia Cancer Agency is planned to start upon receipt of Company financing.

     - Statistical analysis by STATPROBE, Inc. indicated that the test demonstrated a favorable profile of sensitivity and positive predictive value for the MSA test. For women aged less than 40 years, those with a positive family history of breast cancer appear to have lower mean levels of mammastatin as compared to women without a family history of this disease. On this basis, the MSA test could prove valuable in screening younger women for increased risk of developing breast cancer.

     - In addition to the development of the MSA test, Biomedical Diagnostics has the rights to market this test worldwide and to develop and market similar risk assessment tests for other related proteins associated with prostate and ovarian cancer. These tests could identify patients with a significant risk of developing these diseases prior to any symptoms appearing and, as a result, could substantially enhance the opportunities for detecting and treating these cancers earlier.

     MARKET POTENTIAL - It has been estimated that one in eight women in the United States will be diagnosed with breast cancer at some point in her lifetime, regardless of family history or other known risk factors. Only approximately 10% of breast cancer is known to be hereditary, while the remaining 90% of cases develop without a known underlying genetic defect. This means that early detection is a very important factor affecting long-term survival.

     At present, breast cancer is detected primarily through mammography, breast self-examination or ultrasound. However, these techniques are not always effective against all types of breast cancer and can only detect the disease once the tumor has started to develop. There are also a number of serum "biomarkers" that have been studied as potential diagnostic and prognostic indicators. To date, none of these markers have proved superior to mammography or breast self-examination nor do they indicate the risk of breast cancer prior to development of a tumor.

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

     Biomedical Diagnostics has an agreement with ARUP Laboratories of Salt Lake City, Utah to market and service the MSA technology. The University of Utah wholly owns ARUP Laboratories. The agreement gives ARUP Laboratories rights to market and service the MSA test to clients worldwide. To December 31, 2002, only a nominal amount has been sold.

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

     Biomedical Diagnostics is, and will continue to be, subject to continuing regulation by the FDA and certain state agencies, including routine inspection by the FDA and a host of regulatory requirements that generally apply to medical services marketed in the United States. Such requirements include labeling regulations, quality system regulations, the Medical Device Reporting regulation and the FDA's prohibitions against promoting products for unapproved or "off-label" uses. Failure to comply with regulatory requirements could result in enforcement action by the FDA, which also could have a material affect on the business, financial condition and results of operations of the Company.

7.   PRION  DEVELOPMENTAL  LABORATORIES,  INC.

     Prion Developmental Laboratories, Inc. (PDL) is a development stage company formed specifically to develop a rapid and inexpensive diagnostic test to detect Mad Cow Disease in cattle and to screen human blood and tissue supplies for the presence of prion diseases. Founded in 1999, PDL is a privately held company incorporated in Maryland, with head offices and a manufacturing facility located in Buffalo Grove, Illinois. The parent company of PDL is Efoora, Inc. ("Efoora"), a publicly held non-trading company developing novel diagnostic tests and offering contract-manufacturing services for medical devices.

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

     During the year, it was alleged that certain promises had been made by the Company's chief executive officer with respect to a $250,000 financing provided to PDL by a shareholder of Efoora. Efoora has claimed that failure to fulfill those promises required a reduction of the Company's interests in PDL, or exchange of those interests for additional interests in Efoora.

     The Company does not believe it has any liability with respect to any additional dollar amount to PDL, nor that it is required to exchange its PDL shares for Efoora shares. The Company has initiated an arbitration in British Columbia regarding these disputes.

     PRION DISEASES - Prion diseases are a family of fatal neurodegenerative diseases that are caused by a prion, an "infectious proteinaceous particle". Prion diseases have become a major health concern since the outbreak of Bovine Spongiform Encephalopathy (BSE) or Mad Cow Disease. BSE was first discovered in the United Kingdom but has now spread to many other countries in Europe as well as Japan. BSE is believed to be transmitted among cattle through feed that contains protein rendered from infected cattle and it is thought to be transmitted to humans through eating beef or beef products from infected cattle. In humans, the prion infection results in a neurological disorder known as new variant Creutzfeldt-Jakob Disease (nvCJD). Both Mad Cow Disease and nvCJD are slow developing but invariably fatal diseases, with the brain becoming spongy and filled with tangled protein plaques.

     Prion diseases are difficult to diagnose and the only diagnostic tests currently available for Mad Cow Disease are based on analysis of post-mortem brain samples from cattle, a procedure that is relatively slow and expensive. As a result, tests can only be conducted on cattle suspected of being infected or on a random sample basis.

     Currently, there is no simple test available to check human blood or tissues before they are used to treat another person. There is an urgent need for a more rapid and sensitive diagnostic that could detect the presence of infectious prions at an earlier stage of the disease and provide accurate results without requiring post-mortem brain samples. The scientists at PDL have developed an easy-to-use, patents pending rapid strip test for detecting BSE. It is similar to a home pregnancy test and will be used on-site using brain tissue taking less than twenty minutes to complete with accurate, easily interpreted results. To date, there are no rapid tests that can be performed at the slaughterhouse that will ensure that BSE infected cattle do not enter the human food chain.

     In the United States each year over 37 million head of cattle are slaughtered and 25 million units of human blood are collected. This prion test will be designed to detect BSE before the overt symptoms appear in cattle, with the objective of ensuring that infected meat or cattle by-products are removed from the market.

     PDL and its sister company, Virotek, LLC, have developed and are testing a unique device for the production of the tissue homogenate used in the diagnostic test. The device will enable the user to prepare the sample without additional equipment and provides a greater degree of protection from the potentially contaminated tissue. The device will facilitate movement of the test from centralized reference laboratories to sites in or near the meat processing facility.

     Researchers at PDL have identified a new pair of antibodies for the detection of prions that appears to be more sensitive than the pair currently in use. PDL believes that these antibodies will be superior to the original antibody pair and initial research indicates that they will also work in tests for scrapie, Creutzfeldt-Jakob disease (CJD) and Chronic Wasting disease (CWD). Scrapie is a common prion disease found in sheep while CJD is a human form of prion disease. CWD, although present for decades, has recently made headlines as deer and elk are being infected at an alarming rate across North America.

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

     SCIENTIFIC COLLABORATION - Among the key scientists involved in the product development program are Drs. Pierluigi Gambetti, MD and Man-Sun Sy, PhD of Case Western Reserve University; and Drs. Richard Kascsak, PhD, and Richard Rubenstein, PhD of the Institute for Basic Research. Dr. Gambetti is a Director of the U.S. National Prion Disease Pathology Surveillance Center. As a key component in its product development strategy, PDL has established collaborations with two major research institutions that are considered leading centers in both prion diseases and diagnostic test development. The members of this product development team are:

     - Case Western Reserve University (CWRU) in Cleveland, Ohio, a leading center for neurological research in human prion diseases; and

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

     The strip test, utilizing PDL's patents pending proprietary reagents and assay technology, has been proven to be simple yet accurate and inexpensive. The vitality of the beef industry worldwide depends on the development of such a test. The ultimate size of the world market for a post-mortem test is nearly 100 million head of cattle per year. The Company has projected that if this diagnostic were used to test cattle prior to slaughter (estimated at 40 million cattle per year in the United States), the potential gross revenues from this application could be in excess of $50 million in the United States alone.

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

     In order to fund its research and development, PDL is dependent on additional sales of stock to investors. If it is unsuccessful in attracting new investors, there is no assurance that PDL can remain in business. The Company provided a $50,000 unsecured loan to PDL during the year, 2002.

8.   COMPETITION

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

     The competition within the biotechnology sector itself is increasing, so the Company's investee companies will encounter competition from existing biotech firms that offer competitive solutions in the same disease area. These competitive biotech companies could develop products that are superior to, or have greater market acceptance, than the products being developed by the portfolio companies. The Company's investee companies will have to compete against other biotech companies with greater market recognition and greater financial, marketing and other resources.

9.   PROPOSED TRANSACTIONS

     On December 2, 2002 GBI announced that it had signed a binding letter of intent for a proposed business combination with Innathera Inc, a privately held biotechnology company focused on developing innovative therapeutic products for the treatment of cancer. The definitive documents were signed in February 2003 and the agreement remains subject to stockholder approval by the shareholders of both companies, continuing due diligence and other conditions of closing.

     The merged companies would be known as Genesis Bioventures, Inc. and focus on the continued development and the global commercialization of the Mammastatin Serum Assay (MSA) breast cancer risk assessment tool, as well as the associated diagnostic assays for prostate and ovarian cancer. Research and development of Innathera's novel innovative agent anti cancer compounds would also continue. Those compounds include INATH 011, which is a monoclonal antibody that has been shown to significantly reduce the proliferation of breast and prostate cells and INATH 016, an angiogenesis agent that has shown efficacy in colorectal and liver cancer.

10.  INTELLECTUAL PROPERTY

     The Company has filed United States and Canadian trademark applications for the use of the name Genesis Bioventures.

     On November 3, 2000, the Company filed a trademark application for "GENESIS BIOVENTURES" with the U.S. Patent and Trademark Office. On December 21, 2000, the Company filed a trademark application for "Genesis Bioventures LOGO" with the U.S. Patent and Trademark Office. The Company abandoned its reports with respect to both applications effective February 2003. The Company expects to file additional trademark applications from time-to-time in the future as necessary.

11.  GOVERNMENT REGULATION - BIOTECHNOLOGY PRODUCT DEVELOPMENT

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

12.  GOVERNMENT REGULATION - INVESTMENT COMPANIES

     As an operating company, GBI believes that it is not an investment company as that term is defined under the Investment Company Act. Generally, a company must register under the Investment Company Act of 1940 and comply with significant restrictions on operations and transactions with affiliates if its investment securities exceed 40% of the company's total assets, or if it holds itself out as being primarily engaged in the business of investing, owning or holding securities. Biomedical Diagnostics, the Company's wholly owned subsidiary, is the focus of most of the Company's clients and future opportunities.

13.  HUMAN RESOURCES

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

14.  RISK FACTORS

     The business and affairs of the Company are impacted by numerous risk factors which should be considered by an investor or perspective investor.

     LACK OF PRIOR OPERATIONS AND EXPERIENCE. The Company has no revenue from operations, is in a start-up phase with its existing assets and has no significant assets, tangible or intangible, other than the medical technology licenses disclosed herein. There can be no assurance that the Company will generate revenues in the future. There is no assurance that the Company will be able to operate profitably in the future, if at all. The Auditors' Report on our December 31, 2002 financial statements includes an additional explanatory paragraph that states that there exists substantive doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments as a result of this uncertainty.

     NEED FOR ADDITIONAL FINANCING. In order to continue with its business plan, the Company will require minimum additional funding of $6,000,000 within approximately 6 months. There can be no assurance that the Company will obtain additional financing for Biomedical Diagnostics' current and future operations or capital needs on favorable terms, if at all. The Company has limited funds to maintain its own expenses. Without an infusion of new capital, the Company will not be able to maintain current operations for more than approximately 4 months.

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

     HISTORY OF LOSSES. The Company has incurred net losses of $6,046,243, $15,368,941, and $5,868,006 for the fiscal years ended December 31, 2002, 2001 and 2000 respectively. There can be no assurance that the Company will operate profitably in the near future or at all.

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

     REGISTRATION REQUIREMENTS. From November of 1998 to August 30, 1999, the Company sold 2,000,000 shares of Convertible Preferred Stock to 29 persons. The Convertible Preferred Stock is convertible into Common Stock on a 1:1 basis. Under certain circumstances, the Company may be obligated to register the Common Stock underlying the Convertible Preferred Stock for resale by the holders, or the holders may otherwise become eligible to resell such shares without registration. The existence of the Common Stock underlying the Convertible Preferred, and/or any registration thereof, may have a negative or depressing effect on the trading prices for the Company's publicly-traded securities.

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

     PENNY STOCK. The Company may be subject to the SEC's "penny stock" rules if the common stock trades below $5.00 per share. These rules require the delivery prior to any penny stock transaction of a disclosure schedule explaining the penny stock market and all associated risks and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, which are generally defined as institutions or an investor with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with the spouse. For these types of transactions the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. In addition, broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the common stock, which could severely limit its market price and liquidity.

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

     DEPENDENCE ON FUTURE MARKET CONDITIONS. The ability to create shareholder value will be materially adversely affected if future market conditions become unfavorable for prolonged periods. The business strategy involves creating value for the shareholders through commercialization of tests and by helping the portfolio companies grow and then assisting them in completing initial public offerings or corporate acquisitions. If the public markets in general, or the market for biotechnology companies in particular, were to weaken for a prolonged period of time, the ability of the portfolio companies to successfully complete IPOs would be materially adversely affected.

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

     -  Improve,  upgrade  and  expand  their  business  infrastructure

     -  Hire,  train  and  retain  key  management  and  scientific  personnel

     - Advance the commercialization development programs for their biotechnology products

     - Expand the intellectual property portfolio related to the underlying technology

     -  Maintain  adequate  financial  resources

     RELIANCE ON KEY PERSONNEL. The Company's future opportunities for success depends on the continued employment of and performance by senior management, particularly the Chairman and Chief Executive Officer, and the key personnel at the investee companies. GBI would be materially adversely affected if one or more of the senior management team do not continue to perform in their present positions or if the Company and its investee companies are unable to hire and train a sufficient number of qualified management, professional, technical and regulatory personnel.

ITEM  2.     DESCRIPTION  OF  PROPERTIES

The Company currently maintains its executive offices in approximately 2,000 square feet of space in Surrey, British Columbia and pays rent of approximately $1,850 per month ($3,000 Canadian) pursuant to a lease signed by the Company that expires November 30, 2004. The lease contains a termination clause of six months at the option of the Company. The Company also has a five-year lease on 3,377 square feet of space in Vancouver, British Columbia, Canada, pursuant to a lease, which commenced on April 1, 2001. Monthly lease payments on these offices are approximately $7,826 ($12,041 Cdn) per month. These offices are sub-let for approximately 72% of the monthly lease payment. Biomedical Diagnostics, LLC leases approximately 2,000 square feet of office and laboratory space in Ann Arbor, Michigan pursuant to a lease that expires February 2003. As of March 1, 2003 the lease will be on a month-to-month basis. Monthly lease payments are approximately $3,000 per month.

ITEM  3.     LEGAL  PROCEEDINGS

On November 1, 2001, a Statement of Claim was filed in the Supreme Court of British Columbia against the Company and a director of the Company seeking payment of 500,000 common shares of the Company for consulting services performed by an outside consultant. The plaintiff is seeking specific performance of the agreement or damages in lieu of specific performance. The Company's position is that a letter of agreement dated April 24, 2001, in which the plaintiff agreed to accept 250,000 options at $1.50 per share represents compensation for the consulting services and that no additional shares are required to be issued. A court date has been set for April 2004.

On December 18, 2001, the former president of the Company filed a Statement of Claim in the Supreme Court of British Columbia against the Company, two Directors of the Company and their related management company seeking damages for breach of contract and wrongful dismissal. The plaintiff is seeking general and special damages including the value of 500,000 Company shares and 90,000 Company stock options. The Company has denied all claims and has taken the position that the Company shares and stock options claimed were to be performance based according to a formula, which was never agreed upon. The Company also believes that the former president was terminated as allowed for under the consulting agreement. The Company has filed a counter claim against the former president of the Company for damages for breach of contract and fraudulent or negligent misrepresentation.

The Company has initiated an arbitration against Efoora, Inc. and Prion Development Laboratories relating to a recalculation of the Company's shareholder interests in Prion Development Laboratories based upon the failure of Efoora Inc. to provide and document a required $1,000,000 additional investment in Prion Development Laboratories. Efoora, Inc. has taken the position that it has made such investment, indirectly, and that the Company has defaulted in other respects.

On March 3, 2003, Biotherapies, Inc. asserted that the Company had defaulted under its MSA Sub-license Agreement, and notices termination of the Company's rights thereunder. The Company has been dealing directly with the licensor, the University of Michigan, which had previously terminated Biotherapies license. The Company is in active current discussions with the Univeristy of Michigan with respect to a direct license to it for the MSA diagnostic technology. (See
BUSINESS:  Discussions  with  University  of  Michigan.)

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

The Company did not hold an Annual Meeting of Stockholders in 2002. The next annual general meeting is currently planned for June 2003.

PART  II

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

The Company's Common Stock began trading under the symbol "BILB" in the OTC market on the NASDAQ Electronic Bulletin Board on February 16, 1999. On December 19, 2000, the Company's Common Stock was listed on The American Stock Exchange under the symbol "GBI."

The table set forth below presents the range, on an annual basis, of high and low sales prices per share of Common Stock. High and low sales prices for 1999 and 2000 are as reported by the OTC Bulletin Board. High and low sales prices for 2001 and 2002 to date as reported by The American Stock Exchange. The OTC quotations represent prices between dealers and do not include retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

QUARTER ENDED             HIGH            LOW
------------------    ------------    -----------
FISCAL 2002
  December 31, 2002    $     1.223    $    $0.620
  September 30, 2002   $     1.320    $    $0.680
  June 30, 2002        $     1.086    $    $0.756
  March 31, 2002       $     1.700    $    $1.086
FISCAL 2001
  December 31, 2001    $     2.500    $    $1.500
  September 30, 2001   $     4.050    $    $1.250
  June 30, 2001        $     3.000    $    $1.050
  March 31, 2001       $     3.880    $    $1.600
FISCAL 2000
  December 31, 2000    $     4.875    $    $1.750
  September 30, 2000   $     5.218    $    $3.000
  June 30, 2000        $     13.00    $    $2.437
  March 31, 2000       $     18.50    $    $5.000
FISCAL 1999
  December 31, 1999    $     5.750    $    $3.250
  September 30, 1999   $     3.750    $    $2.875
  June 30, 1999        $     4.625    $    $2.000
  March 31, 1999       $     7.000    $    $3.500

As of April 4, 2003, there were approximately 1,421 holders of record of shares of such Common Stock. There is no market for the Registrant's Class A Convertible Preferred Stock. During fiscal 2002, 1 Class A Convertible Preferred Stockholder converted their preferred stock into common stock. As of April 4, 2003 there are approximately 27 holders of record of shares of the Class A Convertible Preferred Stock.

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

SALES  OF  UNREGISTERED  SECURITIES

In the three years ended December 31, 2002, the Company has made the following sales of unregistered securities, all of which sales were exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 3(b) thereof or as otherwise indicated herein.

During the year ended December 31, 2002, the Company sold 1,270,914 common shares to 34 accredited investors under private placements as follows:

     -    341,070 to 6 accredited investors at $0.56 per share
     -    603,586 to 11 accredited investors at $0.70 per share
     -    34,000 to 1 accredited investor at $0.75 per share
     -    72,058 to 3 accredited investors at $0.85 per share
     -    130,000 to 3 accredited investors at $1.00 per share
     -    90,200 to 4 accredited investors at $1.50 per share

In connection with these private placements, the Company issued warrants to purchase 150,000 common shares to four different placement agents at $1.25 per share expiring February 21, 2007. The Company also paid cash commissions totaling $104,958 to seven different placements agents.

The private placements included warrants to purchase additional common shares as follows:

     - 30,000 warrants to purchase 30,000 common shares at $2.00 per share expiring March, 2004
     - 316,000 warrants to purchase 316,000 common shares at $1.50 per share expiring June, 2004
     - 20,716 warrants to purchase 20,716 common shares at $1.50 per share expiring July, 2004
     - 36,650 warrants to purchase 36,650 common shares at $1.50 per share expiring September, 2004
     - 140,715 warrants to purchase 140,715 common shares at $1.50 per share expiring October, 2004
     - 53,572 warrants to purchase 53,572 common shares at $1.20 per share expiring November, 2004
     - 174,494 warrants to purchase 174,494 common shares at $1.50 per share expiring November, 2004
     - 12,500 warrants to purchase 12,500 common shares at $1.50 per share expiring December, 2004

During the year ended December 31, 2001, the Company sold 1,418,101 common shares to 63 accredited investors under private placements as follows:

     -    145,000 to 1 accredited investor at $1.20 per share

     -    295,000 to 1 accredited investor at $1.25 per share

     -    727,101 to 55 accredited investors at $1.50 per share

     -    251,000 to 6 accredited investors at $2.00 per share

In connection with a private placement of 596,468 common shares at $1.50 per share, the Company issued warrants to purchase 29,832 shares to a placement agent at $2.50 per share and paid cash commissions of $93,451. These warrants expire December 31, 2004.

In connection with the other private placements, the Company paid commissions totaling $86,515 to Okoboji Financial Services.

The private placements included warrants to purchase additional common shares as follows:

     - 145,000 warrants to purchase 145,000 common shares at $2.20 per share expiring April 2003

     - 62,500 warrants to purchase 62,500 common shares at $2.50 per share expiring July 2003

     - 64,000 warrants to purchase 64,000 common shares at $3.00 per share expiring July 2003

     - 31,000 warrants to purchase 31,000 common shares at $2.50 per share expiring August 2003

     - 65,416 warrants to purchase 65,416 common shares at $2.50 per share expiring November 2004

     - 323,234 warrants to purchase 323,234 common shares at $2.50 per share expiring December 2004

Pursuant to the Company's acquisition of Biotherapies 50% interest in Biomedical Diagnostics LLC, the Company issued 2,524,030 shares of its common stock with a fair value of $4,719,936.

The Company relied upon Regulation D in issuing these shares and warrants without registration under the Securities Act.

During the year ended December 31, 2000, the Company issued 700,175 common shares for total proceeds of $2,448,720 to 9 investors under private placements. The Company believes that each issuance and sale of such securities was exempt from registration pursuant to Section 3(b) of the Act and/or Rule 504 promulgated there under.

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

All proceeds of the Company's private placement offerings, minus sales commissions not exceeding ten percent (10%) of the amount thereof, have been applied by the Company solely to investments in portfolio companies, including capital contributions to the Biomedical Diagnostics joint venture, and payment of general operating expenses. Except to the extent disclosed herein Item 10, "Executive Compensation", none of the proceeds were paid, directly or indirectly, to directors, officers, general partners of the Company, 10% shareholders or any of their affiliates.

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

Securities  authorized  for  issuance  under  equity  compensation  plans.

Equity  based  compensation  plans  in  force  as  at  December  31,  2002:




Plan Category           Number of securities to be      Weighted-average exercise      Number of securities
                        issued upon exercise of         price of outstanding           remaining  available  for
                        outstanding options,            options, warrants and          future  issuance  under
                        warrants and rights             rights                         equity  compensation  plans
                                                                                       (excluding  securities
                                                                                       reflected  in  column  (a))
                                   (a)                              (b)                             (c)
---------------------   ----------------------------    --------------------------     ----------------------------
Equity compensation                                         $  1.35                         1,156,227
plans approved by          1,917,676
security holders
-------------------------------------------------------------------------------------------------------------------
Equity compensation
plans not approved           240,000                           1.56                            n/a
by security holders
---------------------   ----------------------------    --------------------------     ----------------------------
Total                      2,157,676                        $  1.37                          1,156,227
                                                         CDN $
-------------------------------------------------------------------------------------------------------------------


ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

YOU SHOULD READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-KSB. ALL STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-KSB RELATED TO GBI's CHANGING FINANCIAL OPERATIONS AND EXPECTED FUTURE GROWTH CONSTITUTE FORWARD-LOOKING STATEMENTS. THE ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED OR EXPRESSED IN SUCH STATEMENTS. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS."

GENERAL

Biomedical Diagnostics, LLC operates as a division of GBI. Test formats and diagnostic products for prostate, ovarian, lung, colon and skin cancers are currently in the development pipeline. Biomedical Diagnostics introduced its first breast cancer related blood test in June 2001.

The Company is committed to funding operating costs of Biomedical Diagnostics in support of product development of the mammastatin, prostate and ovarian technologies.

As at December 31, 2002, the Company held a 33% equity investment in Prion Developmental Laboratories, Inc. (PDL), a privately held biotechnology company specializing in the development of rapid and inexpensive diagnostic tests to detect Mad Cow Disease. PDL has developed a lateral flow strip test similar to a home pregnancy test that will be used on-site taking less than twenty minutes to complete. Currently there are no rapid tests that can be performed at the slaughterhouse that will ensure that cattle with Mad Cow Disease do not enter the human food chain. In addition to BSE, the PDL test platform has also been used to successfully detect prion diseases in human and other animal brain tissue.

As of December 31, 2002, the Company held a 9% equity interest in Biotherapies, a privately held biotechnology company specializing in the development of innovative cancer diagnostic and therapeutic products.

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

The consolidated financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If the Company were not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements. As described elsewhere in this report, at December 31, 2002, there are certain conditions that currently exist which raise substantial doubt about the validity of this assumption. While the Company anticipates raising additional private placement funds to remove the substantial doubt, these private placements are not assured. Failure to raise additional funds may result in the Company curtailing operations or writing assets and liabilities down to liquidation values, or both.

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

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142 "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized. Separate intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. SFAS No. 142 also establishes a new method of testing goodwill and other intangible assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of that goodwill or other intangible asset below its carrying value. The amortization provisions of SFAS No. 142 apply to goodwill and other intangible assets acquired after June 30, 2001. The Company has adopted the provision of SFAS NO. 142 for all business combinations after June 20, 2001.

Effective January 1, 2002, the Company has adopted the provisions in FASB Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under this standard, an impairment loss, calculated as the difference between the carrying amount and the fair value of the asset, should be recognized on long-lived assets held and used only if the carrying amount of the asset is not recoverable from its undiscounted cash flows. Long-lived assets to be disposed other than by sale are considered held and use, until they are disposed of. Long-lived assets to be disposed of by sale are measured at the lower of carrying amount or fair value less cost to sell.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - transition and disclosure, an Amendment to FASB Statement No.
123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of account for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure provisions of SFAS No. 148 and has presented the pro forma effects of SFA No. 123 for the year ended December 31, 2002.

The Company evaluates the recoverability of property and equipment, medical technology licenses and its equity accounted for investments whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company recognizes an impairment loss related to property and equipment and medical technology licenses if the projected undiscounted future cash flows is less than the carrying amounts. The amount of the impairment charge, if any, is measured equal to the excess of the carrying value over the asset's fair value, generally determined using the future operating cash flows discounted at the Company's average rate of cost of funds. The assessment of the recoverability of property and equipment and medical technology licenses will be impacted if estimated future cash flows differ from those estimates.

A loss in the value of the Company's equity investments is recognized when the loss in value is determined to be other than temporary based on the estimated future results of operations of the investee.

RESULTS  OF  OPERATIONS

Year  ended  December  31,  2002  compared  to  December  31,  2001:

For the year ended December 31, 2002, the Company incurred a net loss after extraordinary items of $5,923,301 compared to $15,368,941 for the year ended
December  31,  2001,  a  decrease  of  $9,445,640.

Amortization is calculated on the Company's property and equipment and medical technology licenses. Amortization increased by $1,699,522 in the year ended December 31, 2002 due to the amortization of acquired medical technology licenses acquired pursuant to the BIOMEDICAL DIAGNOSTICS acquisition in November 2001.

Investor relations are costs incurred by the company for general financing services and investor relations. These costs decreased by $438,196 for the year ended December 31, 2002 due to financial constraints and a reduction in the number of warrants and share options issued to consultants, as compared to the year ended December 31, 2001.

Legal and Accounting expenses increased by $453 for the year ended December 31, 2002. Legal and accounting expenses relate mainly to financial reporting requirements, debt settlements and the defense of legal matters.

Management and consulting fees incurred decreased by $1,018,985 for the year ended December 31, 2002. The decrease is due to a decrease in the number of outside consultants utilized during the year as well as senior management now providing their services as employees, under employment agreements as opposed to last year when management services were provided under a management agreement. Stock based management and consulting fees were also greater in 2001 due to the fair value of stock options issued to outside consultants.

Rent and occupancy costs decreased by $192,775 due to the sub-lease of the second office in fiscal year 2002. The Company had accrued the estimated net future cash outflows of $160,000 for these premises in the year ending December 31, 2001.

Salaries and benefits increased by $317,440 for the year ended December 31, 2002 reflecting the change in services provided by senior management from a consultant basis in 2001, to an employee basis in 2002.

There was no in-process research or development in 2002. In-process research and development of $750,000 for the year ended December 31, 2001 related to the estimated fair value of in-process research and development acquired in the acquisition of the remaining 50% of Biomedical Diagnostics.

Research  and  development  expenses of $436,939 were recorded in the year ended
December 31, 2002 relating to the expenses incurred by BIOMEDICAL DIAGNOSTICS compared to $102,396 for the one month ended December 31, 2001.

Interest and bank charges incurred and amortized, decreased by $787,806 for the year ended December 31, 2002 due to a reduction in short-term borrowings of $1,000,000 which were repaid by conversion to common stock of the Company and a decrease in the deemed discounts related to equity instruments issued along with promissory notes. The fair value of the equity instruments issued along with promissory notes is amortized to interest expense over the term of the promissory notes.

Equity in loss of investments decreased by $3,789,680 for the year ended December 31, 2002. With the acquisition of the remaining 50% equity interest in Biomedical Diagnostics in 2001, the Company consolidates BIOMEDICAL DIAGNOSTICS results directly in its operating expenses. As a result, no equity in loss amount is recorded in the current year. The comparable loss for the year ended December 31, 2001 was $2,187,587. In 2001, the Company wrote-down its investments in PDL and, as a consequence, no longer records an equity loss in PDL's operating results. The comparable loss for the year ended December 31, 2001 was $1,722,844. Equity in loss of Biotherapies increased by $60,751 for the year ended December 31, 2002 reflecting the Company's write-down of its investments in Biotherapies, and the research and development activity in Biotherapies for the year.

The Company incurred net gains on debt settlements during the year ended December 31, 2002 of $1,233,269 compared to losses of $870,354 during the year ended December 31, 2001.

Loss per share was ($0.27) in 2002 compared to ($1.02) in 2001. The decrease in loss per share is due to the decrease in the loss during the current 2002 year. The weighted average number of shares outstanding for the year ended December 31, 2002 was 21,922,601 compared to 15,107,237 for the year ended December 31, 2001.

The Company's total assets as at December 31, 2002 totaled $11,025,497 compared to total assets of $15,179,029 as at December 31, 2001.

During 2002 the Company's investment in Biotherapies was reduced from a 26.3% equity interest to a 9.0% equity interest. Under the terms of the Amendment to the Purchase Agreement regarding the acquisition of Biomedical Diagnostics, Biotherapies agreed to extend the time for payment and to substitute Shares in Biotherapies for the $1.5 million owing to Biotherapies. This resulted in the reduction of equity as a result of release of Share Assignment on the first day of September, October, November and December 2002.

Stockholder equity as at December 31, 2002 was $7,580,505 compared to $9,660,743 as at December 31, 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

Cash flows used in operating activities totaled ($1,258,144) for the year ended December 31, 2002 compared to ($1,437,240) for the year ended December 31, 2001.

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

A  summary  of  the  Company's  financial  commitments  is  set  out  below:

                                                      Payments Due by Period

                                                            2003          2004-2005     2006-2007
CONTRACTUAL OBLIGATIONS                    TOTAL       LESS THAN 1 YEAR  1 - 3 YEARS   4 - 5 YEARS   AFTER 5 YEARS
                                    ----------------   ----------------  ------------  -----------   -------------
Short-term debt                          $1,060,809       $  1,060,809      $     -       $    -           $    -
Operating leases                         $  169,535       $    114,272      $52,794       $2,469           $    -
                                    ----------------   ----------------  ------------  -----------   -------------
Total contractual cash obligations       $1,230,344       $  1,175,081      $52,794       $2,469           $    -
                                    ================   ================  ============  ===========   =============

As of December 31, 2002, the Company had cash on hand of approximately $11,860 and a working capital deficiency of $3,225,195. In the opinion of management, cash on hand is not sufficient to meet the Company's current needs.

The Company, through the wholly owned subsidiary Biomedical Diagnostics LLC is planning to increase its operating budget for 2003 to provide for an additional 9 full-time employees and to purchase additional laboratory equipment necessary for increased research and development activities. The Company has budgeted approximately $1,600,000 for these additional expenditures.

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

     -    auditors' report
     -    consolidated balance sheet as of December 31, 2002 and 2001
     - consolidated statement of income, cash flows and changes in stockholders' equity for the years ended 2002 and 2001 and the period from September 19, 1994 (inception) to December 31, 2002
     -    notes to consolidated financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART  III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS  AND  EXECUTIVE  OFFICERS

The following sets forth certain information, with respect to each person who is currently an executive officer or director of GBI.

       NAME                       AGE                   POSITION
       ---------------------     ----    ---------------------------------------
       E.  Greg  McCartney        51     Chairman of the Board, President, Chief
                                         Executive  Officer

       T.J. Lou  McKinney, C.A.   68     Chief Financial Officer and Director

       Lawrence  J.  Pasemko      66     Executive Vice President and Director

       Ian B. Woods, M.D., Ph.D.  58     Vice  President  and Director

       Robert  Lutz               66     Director

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

     ROBERT F. LUTZ - Mr. Lutz is a Director of the Company and has been actively involved in five real estate development investments since his retirement in 1995. He was the founder of Continental Circuits Corp. and served as Chairman of the Board and President since its inception in 1975 until the corporation's public offering in 1995. He held management positions in three start-up companies in the computer industry from 1969 through 1975 when he founded Continental Circuits Corp. Previously, Mr. Lutz was employed by The General Electric Company from 1960 through 1968 where he served in various positions of increasing responsibility.

Each director holds office until the Company's annual meeting of stockholders and until his/her successor is duly elected and qualified. Officers are elected by the Board of Directors and hold office at the discretion of the Board of Directors. There are no family relationships between any of the directors or executive officers of the Company. Mr. McCartney, Mr. Pasemko, Mr. McKinney, Mr. Lutz, and Dr. Woods were elected at a meeting of the stockholders held on October 24, 2001.

SECTION  16A  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934, as amended, generally requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities (10% owners) to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors and executive officers and 10% owners are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. No other reports were required to be filed during the fiscal year ended December 31, 2002.

ITEM  10.     EXECUTIVE  COMPENSATION

The following table summarizes the aggregate compensation paid to GBI's Chief Executive Officer and the four most highly compensated executive officers other than the CEO (the "Named Executive Officers") during the fiscal year ended December 31, 2002.

SUMMARY  COMPENSATION  TABLE


                                                                                          LONG-TERM
                                                  ANNUAL COMPENSATION                    COMPENSATION
                                  -----------------------------------------------      ---------------
                                                                                          SECURITIES
NAME AND PRINCIPLE                 FISCAL        SALARY                                   UNDERLYING
    POSITION                        YEAR        OPTIONS       BONUS        OTHER           OPTIONS
                                 ---------     ---------    ---------    ----------     -------------
E. Greg McCartney,                  2002         132,000            -    $      -       $        -
  President and Chief               2001               -            -    $ 94,998(1)       501,000(5)
  Executive Officer                 2000               -            -    $ 91,332(2)             -

Lawrence J. Pasemko,                2002         120,000            -    $      -       $        -
  Executive Vice                    2001               -            -    $ 94,998(1)       501,000(5)
  President                         2000               -            -    $ 91,332(2)             -

T.J. Lou McKinney,                  2002          72,000            -    $        -     $        -
  Chief Financial                   2001               -            -    $ 60,000(3)       261,900(6)
  Officer                           2000               -            -             -              -

Dr. Ian Woods,                      2002          60,000            -    $        -     $        -
Vice President                      2001               -            -    $ 48,682(4)       334,000(7)
                                    2000               -            -    $ 61,200(4)             -

Linda Allison, Ph.D.,               2002               -            -    $      -       $        -
  President and Chief               2001               -            -           -                -
  Executive Officer                 2000               -            -    $120,000(8)             -


----------------------------
(1)  Represents 1/2 of annual management fee paid to Tynehead Capital Corp.
(2)  Represents 1/3 of annual management fee paid to Tynehead Capital Corp.
(3)  Represents management fees paid to No. 134 Corporate Ventures.
(4)  Represents scientific consulting fees paid to Dr. Woods.
(5) Represents stock options to purchase 300,000 common shares at an exercise price of $1.67 per share, and 67,500 common shares at an exercise price of $1.00 per share.
(6) Represents stock options to purchase 90,000 common shares at an exercise price of $1.24 per share, and stock options to purchase 90,000 common shares at an exercise price of $1.67 per share.
(7) Represents stock options to purchase 200,000 common shares at an exercise price of $1.67 per share, and 90,000 common shares at an exercise prices of $1.00 per share.
(8) Represents management and consulting fees paid to Snowdon & Associates Management Consulting Ltd. Dr. Allison served as President and Chief Executive Officer from July 1, 2000 to March 30, 2001.

STOCK  OPTIONS

The following table provides information with respect to the stock option grants made to the Named Executive Officers during the 2002 fiscal year under GBI's 2002 Stock Option Plan and options granted outside of the plan. No stock appreciation rights were granted during such fiscal year to the Executive Officers.

OPTION  GRANTS  IN  LAST  FISCAL  YEAR

None

AGGREGATED  OPTION  EXERCISE  IN  LAST  FISCAL  YEAR

                                                                                         VALUE OF UNEXERCISED
                                                               NUMBER OF UNEXERCISED    IN- THE-MONEY OPTIONS
                                                             OPTIONS AT DEC. 31, 2002      AT DEC 31, 2002
                       SHARES ACQUIRED ON                    ------------------------   ---------------------
                            EXERCISE        VALUE REALIZED         EXERCISABLE (1           EXERCISABLE (1)
                       ------------------   --------------   ------------------------   ---------------------
E. Greg McCartney                       -                -                  367,500                      -
Lawrence Pasemko                        -                -                  367,500                      -
Dr. Ian Woods                           -                -                  290,000                      -
T.J. Lou McKinney                       -                -                  180,000                      -


----------------
(1)  There  were  no  unexercisable  options  as  of  December  31,  2002.

DIRECTOR  COMPENSATION

Directors not otherwise employed by the Company did not receive cash compensation for serving on the Board of Directors during the fiscal year ended December 31, 2002.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL AGREEMENTS

Messrs. E. G. McCartney, Chairman, Larry Pasemko, Executive Vice-President, T.J. Louis McKinney Chief Financial Officer, and Dr. Ian Woods, Chief Scientific Officer are parties to employment agreements with the Company. The agreements have a two-year term and contain confidentiality clauses and provide for early termination for change in control on relocation of the Company's principal offices.

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information known to the Company, as of December 31, 2002, regarding the beneficial ownership of the Company's voting securities by (i) each of the Company's directors and executive officers, and (ii) all directors and executive officers of the Company as a group. Except as indicated below, management is not aware of any individual or entity that owns 5% or more of the voting stock of the Company, unless otherwise indicated, each of the stockholders listed in the table below has sole voting and power of disposition with respect to shares beneficially owned by such stockholder.

                                                            NUMBER OF            PERCENT OF
                         NAME AND ADDRESS                    SHARES              OUTSTANDING   PERCENT OF VOTING
TITLE OF CLASS           OF BENEFICIAL OWNER           BENEFICIALLY OWNED (2)     SHARES (3)     OWNERSHIP (4)
                        -------------------------      ----------------------   ------------   -----------------
Common shares            E. Greg McCartney   (1)               867,028(5)             3.35%              3.04%

Common shares            Lawrence J. Pasemko (1)               878,028(5)             3.40%              3.09%

Common shares            T. J. Lou McKinney  (1)               180,000(5)              .70%               .70%

Common shares            Ian B. Woods, M.D., Ph.D. (1)         590,000(5)             2.29%              2.28%


Common shares            All directors and officers
                         as a group                          2,515,056                9.75%              9.46%

Common shares            Lutz Family Trust
                         71 Biltmore Estates Phoenix,
                         AZ 85016                            7,135,575(6)            27.67%             27.60%

Common shares            Biotherapies, Inc.
                         5592 Plymouth Road
                         Ann Arbor, MI 48105                 2,524,030                9.79%              9.76%

-------------------------
(1) C/o Genesis Bioventures, Inc., 3033 King George Highway, Suite 1A, Surrey, British Columbia, Canada V4P 1B8

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

(6) The Trust also owns 50,000 shares of the Company's Convertible Class A Preferred Stock.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

In 2000, the Company issued 160,528 common shares to companies controlled by officers and directors of the Company to settle debt of $40,132. No gain or loss resulted from these debt settlements. Also in 2000, Dr. Linda Allison earned a cash finders' fee of $120,000 from Prion Developmental Laboratories, Inc. upon the Company's investment in Prion. Dr. Allison is the former President of the Company who introduced the Prion project to the Company. Dr. James Trotman, a former Director of the Company, earned a cash finders' fee of $40,000 from Prion for his efforts in introducing the project to the Company. Dr. Trotman was not a Director at the time the Prion transaction was completed. The fees earned by Dr. Allison and Dr. Trotman have not been paid by Prion

During 2001 the Company issued 3,004,605 common shares and warrants to purchase 800,000 shares to settle an obligation of $3,500,000 incurred in 2000 to the Lutz Family Trust, controlled by Robert Lutz, a major shareholder and director. The warrants have an exercise price of $2.00 per share and expire in May 2003. Also during 2001 the Lutz Family Trust, in two series of loans of $700,000 and $1,600,000, advanced an additional $2,300,000 to the Company. Of the $1,600,000 loan, $600,000 was repaid, leaving a total outstanding balance of $1,700,000 for both loans. In addition, as additional compensation for the $700,000 loan the Company issued warrants to purchase 283,776 shares of common stock at $3.00 per share that expire in 2003. The remaining $1,000,000 loan plus outstanding interest is convertible into common shares at $1.50 at the holder's option. On conversion the holder will receive warrants to purchase the number of shares equal to one-half the number of shares received on conversion with an exercise price of $3.00 and a three-year term.

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

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

     The  following  documents  are  filed  as  part  of  this  Form  10-KSB:

     (a)  Exhibits:

     Please  see  the  Exhibit  Index  on  Page  E-1  of  this  Annual  Report.

     (b)  Reports  on  Form  8-K:

     1. Amendment No. 1 to Current Report on Form 8-K, dated November 30, 2001, filed on February 15, 2002 in connection with the Company's investment in Biotherapies Inc. and Biomedical Diagnostics, LLC

     2. Current Report on Form 8-K, dated May 30, 2002, filed on June 30, 2002, regarding extension of time to make $1,500,000 payment to Biotherapies Incorporated with respect to acquisition of refinancing 50% interest in Biomedical Diagnostics, LLC from Biotherapies, Inc.

     3. Current report on Form 8-K, dated March 6, 2003, filed on March 18, 2003, regarding termination of Biotherapies Inc.'s mammastatin serum assay technology licenses by the University of Michigan and the Company's negotiations with the University of Michigan to acquire a license to that technology.

ITEM  14.     CONTROLS  AND  PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial offer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this annual report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitations, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive office and principal officer, as appropriate to allow timely decisions regarding required disclosure.

ITEM  15.     PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

The Company has only one director who is not a member of management. That director, Mr. Robert F. Lutz, effectively acts as a one person Audit Committee, currently.

The  Company's independent outside accountants are:  KPMG Chartered Accountants.

The aggregate fees billed by such firm for each of the last two fiscal years for professional services rendered by the Company's principal accountant have been:

          AUDIT FEES     AUDIT-RELATED FEES     TAX FEES     ALL OTHER FEES
          ----------     ------------------     --------     --------------

2001      $ 109,504      $  18,229                  -              -

2002         67,711          9,630                  -              -

Commencing immediately, the Audit Committee must pre-approve for the Company's employment of the Company's independent accountants for any non-audit services. The Company hopes to increase the composition of its Audit Committee by adding two (2) non-management directors to the Committee in connection with the Innathera transaction referenced above.

     SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         GENESIS  BIOVENTURES,  INC.

                         By:     /s/
                                 -----------------------------------------------
                         Name:   E.G.  McCartney
                                 Chairman, President and Chief Executive Officer

April  14,  2003

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

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE
REGISTRANT  AND  IN  THE  CAPACITIES  AND  ON  THE  DATES  INDICATED.

SIGNATURE                   TITLE                                    DATE
-----------------------     -------------------------------     --------------

/s/                                                             April 14, 2003
-----------------------
E.  Greg  McCartney         Chairman  of  the  Board
                            President and Chief Executive
                            Officer And  Director

/s/                                                             April  14,  2003
-----------------------
Lawrence  J.  Pasemko       Executive  Vice  President
                            and  Director

/s/                                                             April  14,  2003
-----------------------
Robert  Lutz                Director

/s/                                                             April  14,  2003
-----------------------
Ian B. Woods, M.D., Ph.D.   Vice President of Science
                            and  Technology and  Director

/s/                                                             April  14,  2003
-----------------------
T.J. Lou  McKinney, C.A.    Chief  Financial  Officer
                            and Director (principal  financial
                            and  accounting  officer)

Consolidated  Financial  Statements
(Expressed  in  United  States  dollars)

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)

Years  ended  December  31,  2002  and  2001
Period  from  September  19,  1994  (inception)
to  December  31,  2002

INDEPENDENT  AUDITORS'  REPORT
To  the  Board  of  Directors  and  Stockholders
Genesis  Bioventures,  Inc.

We have audited the accompanying consolidated balance sheets of Genesis Bioventures, Inc. (a Development Stage Company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2002 and 2001, and cumulative for the period from September 19, 1994 (inception) to December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The cumulative statements of operations, stockholders' equity and cash flows for the period from September 19, 1994 (inception) to December 31, 2002 include amounts for the period from September 19, 1994 (inception) to December 31, 1999, which were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for the period September 14, 1994 through December 31, 1999 is based solely on the reports of other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genesis Bioventures, Inc. (a Development Stage Company) as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 and cumulative for the period from September 19, 1994 (inception) to December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

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


Chartered  Accountants
Vancouver,  Canada
April  4,  2003,  except  as  to  note  16(b),  which  is  as  of April 14, 2003

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)

Consolidated  Balance  Sheets
(Expressed  in  United  States  dollars)

December  31,  2002  and  2001


                                                                 2002            2001
-----------------------------------------------------------------------------------------
Assets

Current assets:
   Cash and cash equivalents. . . . . . . . . . . . . . . . .$     11,860   $    238,333
   Accounts and other receivables . . . . . . . . . . . . . .       2,736         10,262
   Prepaid expenses . . . . . . . . . . . . . . . . . . . . .     153,295        109,900
   Due from related party (note 5). . . . . . . . . . . . . .      51,906              -
   --------------------------------------------------------------------------------------
   Total current assets . . . . . . . . . . . . . . . . . . .     219,797        358,495

Property and equipment (note 6). . . . . . . . . . . . . . .      108,428        192,901

Long-term investments (note 7) . . . . . . . . . . . . . . .            -      2,122,373

Medical technology licenses (note 8) . . . . . . . . . . . .   10,697,272     12,505,260
-----------------------------------------------------------------------------------------

                                                             $ 11,025,497   $ 15,179,029
=========================================================================================

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable and accrued liabilities . . . . . . . . .$  2,384,183   $  3,457,909
   Promissory notes payable (note 9). . . . . . . . . . . . .   1,060,809      1,428,311
   --------------------------------------------------------------------------------------
   Total current liabilities. . . . . . . . . . . . . . . . .   3,444,992      4,886,220

Stock appreciation rights plan (note 10(d)). . . . . . . . . .          -        632,066

Stockholders' equity (note 10):
   Common stock, $.0001 par value:
     Authorized:  100,000,000 shares
     Issued: 24,768,139 (2001-19,944,832; 2000-10,987,075)          2,476          1,994
   Preferred stock, $.0001 par value:
     Authorized:  100,000,000 shares
     Issued:  64,562 (2001 - 176,562; 2000 - 1,241,536) . . .           6             18
   Additional paid-in capital . . . . . . . . . . . . . . . .  38,153,137     34,407,044
   Common share subscriptions . . . . . . . . . . . . . . . .     277,750        181,250
   Deficit accumulated during the development stage . . . . . (30,852,864)   (24,929,563)
   --------------------------------------------------------------------------------------
   Total stockholders' equity . . . . . . . . . . . . . . . .   7,580,505      9,660,743
-----------------------------------------------------------------------------------------
                                                             $ 11,025,497   $ 15,179,029
=========================================================================================

Going  concern  (note  1)
Commitments  and  contingencies  (notes  3,  4  and  15)
Subsequent  events  (notes  3,  9  and  16)


See  accompanying  notes  to  consolidated  financial  statements.

Approved  on  behalf  of  the  Board:


                              Director                                  Director
-----------------------------            ------------------------------

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)

Consolidated  Statements  of  Operations
(Expressed  in  United  States  dollars)

                                                                                                 Period from
                                                                                          September 19, 1994
                                                       Years ended December 31,               (inception) to
                                              -----------------------------------------         December 31,
                                                         2002                  2001                     2002
------------------------------------------------------------------------------------------------------------
Expenses (income):
   Amortization . . . . . . . . . . . . . . . .  $      1,896,791         $     197,269     $     2,115,488
   Loss on foreign exchange . . . . . . . . . .            69,295                22,682              86,617
   Investor relations:
     Stock-based compensation . . . . . . . . .           289,668               485,706             775,374
     Incurred . . . . . . . . . . . . . . . . .             6,442               248,600             918,446
   Legal and accounting . . . . . . . . . . . .           455,769               455,316           1,548,917
   Listing and share transfer fees. . . . . . .            87,760                46,905             278,714
   Management and consulting fees:
     Stock-based compensation . . . . . . . . .            11,737             2,766,043           4,749,568
     Incurred . . . . . . . . . . . . . . . . .            72,476             1,091,461           1,931,637
   Office and miscellaneous . . . . . . . . . .            40,059                94,359             338,543
   Rent and occupancy costs . . . . . . . . . .            86,875               279,650             478,216
   Salaries and benefits. . . . . . . . . . . .           491,417               173,977             739,440
   Telephone. . . . . . . . . . . . . . . . . .            26,262                21,045             106,603
   Travel and promotion . . . . . . . . . . . .           142,217               216,318           1,083,582
   In-process research and development (note 3)                 -               750,000             750,000
   Research and development . . . . . . . . . .           436,939               102,396             539,335
   Royalty fees . . . . . . . . . . . . . . . .           100,291                     -             100,291
   ---------------------------------------------------------------------------------------------------------
                                                        4,213,998             6,951,727          16,540,771
------------------------------------------------------------------------------------------------------------

Loss before other income (expense) . . . . .           (4,213,998)          (6,951,727)         (16,540,771)

Other income (expense):
   Other income . . . . . . . . . . . . . . . .            34,895                    -               34,895
   Interest income. . . . . . . . . . . . . . .             3,201               11,294               79,675
   Interest and bank charges:
     Incurred . . . . . . . . . . . . . . . . . .        (292,045)            (138,794)            (723,834)
     Amortization of deemed discount (note 9) . .        (566,250)          (1,507,307)          (2,479,593)
   Equity in loss of investments (note 7):
     Prion Developmental Laboratories, Inc. . . .               -           (1,722,844)          (2,436,553)
     Biotherapies, Inc. . . . . . . . . . . . . .      (2,122,373)          (2,061,622)          (5,437,610)
     Biomedical Diagnostics, LLC. . . . . . . . .               -           (2,127,587)          (3,357,253)
   Gain (loss) on debt settlements. . . . . . .         1,233,269             (870,354)             362,915
   ---------------------------------------------------------------------------------------------------------
                                                       (1,709,303)          (8,417,214)         (13,957,358)
------------------------------------------------------------------------------------------------------------

Loss for the period. . . . . . . . . . . . .     $     (5,923,301)        $(15,368,941)     $   (30,498,129)
============================================================================================================

Loss per common share, basic and diluted
(notes 2(k) and 10(f)) . . . . . . . . . . .     $          (0.27)        $      (1.02)     $         (4.05)

============================================================================================================

Weighted average common shares outstanding,
basic and diluted. . . . . . . . . . . . . .           21,922,601           15,107,237            7,625,100

============================================================================================================

See  accompanying  notes  to  consolidated  financial  statements.

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)

Consolidated  Statements  of  Stockholders'  Equity
(Expressed  in  United  States  dollars)

                                     Common shares      Common share     Preferred shares                       Deficit       Total
                                     ----------------   subscriptions   -----------------    Additional     accumulated      stock-
                                       Number           --------------    Number                paid-in    during deve-    holders'
                                     of shares  Amount  Number  Amount  of shares  Amount       capital   lopment stage      equity
-----------------------------------------------------------------------------------------------------------------------------------
                                                  $               $                  $            $               $           $
Issue of common stock for cash
on organization of theCompany. . .  8,816,992    8,817       -       -         -       -              -              -       8,817
Loss for the period. . . . . . . .          -        -       -       -         -       -              -       (147,192)   (147,192)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1995 . . . .  8,816,992    8,817       -       -         -       -              -       (147,192)   (138,375)

Consolidation of shares in
November on a 50 for 1 basis. . . .(8,640,456)  (8,799)      -       -         -       -          8,799              -           -
Loss for the period. . . . . . . .          -        -       -       -         -       -              -       (184,403)   (184,403)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996 . . . .    176,536       18       -       -         -       -          8,799       (331,595)   (322,778)

Issue of common stock for
settlement of debt . . . . .. . . . 3,000,000      300       -       -         -       -        119,700              -     120,000
Loss for the period. . . . . . . .          -        -       -       -         -       -              -       (191,118)   (191,118)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997 . . . .  3,176,536      318       -       -         -       -        128,499       (522,713)   (393,896)

Issue of common stock for
settlement of debt . . . . . . . .  3,000,000      300       -       -         -       -        347,095              -     347,395
Issue of common stock for cash . .  1,010,000      101       -       -         -       -        708,736              -     708,837
Loss for the period. . . . . . . .          -        -       -       -         -       -              -     (1,077,958) (1,077,958)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998 . . . .  7,186,536      719       -       -         -       -      1,184,330     (1,600,671)   (415,622)

Issue of common stock for
settlement of debt . . . . . . . .    872,500       87       -       -         -       -        872,413              -     872,500
Common stock returned. . . . . . .        (39)       -       -       -         -       -              -              -           -
Issue of common stock for services     60,000        6       -       -         -       -         59,994              -      60,000
Issue of common stock for shares
of Biotherapies Incorporated.          60,000        6       -       -         -       -        239,994              -     240,000
Issue of preferred stock for cash
(net of beneficial feature)                 -        -       -       - 2,000,000     200      5,210,976              -   5,211,176
Fair value of options issued to
consultants. . . . . . . . . . . .          -        -       -       -         -       -         81,252              -      81,252
Beneficial feature of preferred
stock issued (note 10(a)). . .  .           -        -       -       -         -       -        354,735              -     354,735
Deemed dividends on preferred
stock (note 10(a)) . . . . . . . .          -        -       -       -         -       -        232,065       (232,065)          -
Loss for the period. . . . . . . .          -        -       -       -         -       -              -     (1,737,210) (1,737,210)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999 . . . .  8,178,997      818       -       - 2,000,000     200      8,235,759     (3,569,946)  4,666,831

Issue of common stock for
settlement of debt . . . . . . . .    240,528       24       -       -         -       -        309,498              -     309,522
Exercise of share purchase
warrants for cash . . . . . . . .       9,000        1       -       -         -       -         62,999              -      63,000
Exercise of stock options
for cash . . . . . . . . . . . . .     68,500        7       -       -         -       -        129,593              -     129,600
Issue of common stock for
cash (net of cash share issue
costs of $214,139 and non-cash
of $26,500). . . . . . . . . . . .    629,586       63       -       -         -       -      2,058,013              -   2,058,076
Issue of common stock for
financing services provided. . . .      2,000        -       -       -         -       -         26,500              -      26,500
Issue of common stock on
Acquisition. . . . . . . . . . . .  1,100,000      110       -       -         -       -      4,330,590              -   4,330,700
Issue of warrants to holders
of promissory notes . . . . . . .           -        -       -       -         -       -        897,554              -     897,554
Issue of common stock on
conversion of
convertible preferred shares . . .    758,464       76       -       -  (758,464)    (76)             -              -           -
Deemed dividends on preferred
stock (note 10(a)) . . . . . . . .          -       -        -       -         -       -        122,670       (122,670)          -
Fair value of options issued
to employees and consultants. . .           -       -        -       -         -       -        686,448              -     686,448
Common shares subscribed, not
issued . . . . . . . . . . . . . .          -       -  150,001       -         -       -              -              -     150,001
Note receivable share subscriptions         -       - (150,001)      -         -       -              -              -    (150,001)
Loss for the period. . . . . . . .          -       -        -       -         -       -              -     (5,868,006) (5,868,006)
-----------------------------------------------------------------------------------------------------------------------------------

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)

Consolidated  Statements  of  Stockholders'  Equity  (Continued)
(Expressed  in  United  States  dollars)

                                     Common shares      Common share     Preferred shares                       Deficit       Total
                                     ----------------   subscriptions   -----------------    Additional     accumulated      stock-
                                       Number           --------------    Number                paid-in    during deve-    holders'
                                     of shares  Amount  Number  Amount  of shares  Amount       capital   lopment stage      equity
-----------------------------------------------------------------------------------------------------------------------------------
                                                  $               $                  $            $               $           $


Balance, December 31, 2000 . . . . 10,987,075   1,099        -         - 1,241,536    124     16,859,624   (9,560,622)   7,300,225

Issue of common stock for
settlement of debt and
accrued interest (note 9(a)) . . .  1,004,605     100        -         -         -      -      1,757,959            -    1,758,059
Issue of common shares for
cash (net of 15,001 non-cash
issue costs). . . . . . . . . . . .    70,589       7        -         -         -      -        134,994            -      135,001
Issue of common stock for share
financing services provided. . .       21,559       2        -         -         -      -         42,549            -       42,551
Issuance of common stock for cash
(net of cash share issue costs of
$86,515 and non-cash of $27,550). .   691,000      69        -         -         -      -        957,366            -      957,435
Issue of common stock on
conversion of convertible
preferred shares . . . . . . . . .  1,064,974     106        -         - (1,064,974) (106)             -            -            -
Issue of common stock on
settlement of debt and accrued
interest (note 9(a)) . . . . . . .  2,000,000     200        -         -         -      -      2,499,800            -    2,500,000
Issue of common stock for goods
and services provided. . . . . .      111,510      11   50,000    91,250         -      -        237,849            -      329,110
Stock options exercised. . . . . .    196,500      20        -         -         -      -        217,980            -      218,000
Shares issued to Biotherapies,
Inc. (note 7(a)). . . . . . . . .     600,000      60        -         -         -      -      1,679,940            -    1,680,000
Fair value of options and
warrants issued to consultants
and major shareholders for
consulting and general
financing services . . . . . . . .          -       -        -         -         -      -      2,922,628            -    2,922,628
Shares issued to Biotherapies Inc.
(note 3). . . . . . . . . . .       2,524,030     252        -         -         -      -      4,719,684            -    4,719,936
Issue of common stock for cash
(net of $93,451 of cash and
$32,556 of non-cash share issue
costs) . . . . . . . . . . .         667,101       67        -         -         -      -        874,577            -      874,644
Subscription receivable for
Issued shares. . . . . . . . . . . .       -        -        -         -         -      -        (15,000)           -      (15,000)
Common shares subscribed, not
issued . . . . . . . . . . . . . .         -        -   60,000    90,000         -      -              -            -       90,000
Fair value of warrants issued
for share financing costs. . . . .         -        -        -         -         -      -         32,556            -       32,556
Issue of common stock for
property and equipment . . . . . .     5,889        1        -         -         -      -         11,188            -       11,189
Dilution gain on shares issued
by investee . . . . . . . . . . .          -        -        -         -         -      -         53,635            -       53,635
Fair value of options and
warrants issued to promissory
note holders . . . . . . . . . . .         -        -        -         -         -      -        885,427           -       885,427
Fair value of beneficial
conversion feature of promissory
note .                                     -        -        -         -         -      -        534,288           -       534,288
Loss for the period. . . . . . . .         -        -        -         -         -      -              - (15,368,941)  (15,368,941)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2001 . . . .19,944,832    1,994  110,000   181,250   176,562     18     34,407,044 (24,929,563)    9,660,743

Issue of common stock previously
subscribed for. . . . . . . . .      110,000       11 (110,000) (181,250)        -      -        181,239           -             -
Issue of common stock for cash
(net of cash share issue
costs of $104,958 and non-cash
of $147,826). . . . . . . . . . .    823,786       82  447,128   277,750         -      -        449,946           -       727,778
Issue of common stock on
conversion of convertible
preferred shares . . . . . . . . .   112,000       12        -         -  (112,000)   (12)             -           -             -
Issue of common stock for
services provided and settlement
of accounts payable and accrued
liabilities. . . . . . . . . .       498,377       50        -         -         -      -        556,028           -       556,078
Issue of common stock for
settlement of debt and
accrued interest (note 9(c)) . . . 3,243,047      324        -          -         -     -      1,621,199           -     1,621,523
Stock options exercised. . . . . .    36,097        3        -          -         -     -         38,200           -        38,203
Fair value of options and
warrants issued to promissory
note holders . . . . . . . . . . .         -        -        -          -         -     -         76,815           -        76,815
Fair value of beneficial
conversion feature of promissory
note .                                     -        -        -          -         -     -         31,037           -        31,037
Extinguishment of stock
appreciation rights plan
(note 10(d)). .                            -        -        -          -         -     -        632,066           -       632,066
Fair value of stock options
issued to consultants. . . . . . .         -        -        -          -         -     -         11,737           -        11,737
Fair value of warrants
issued on private placements. . .          -        -        -          -         -     -              -           -             -
Fair value of warrants issued for
share financing costs. . . . .             -        -        -          -         -     -        147,826           -       147,826
Loss for the period. . . . . . . .         -        -        -          -         -     -              -  (5,923,301)   (5,923,301)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002 . . . .24,768,139    2,476  447,128    277,750    64,562     6     38,153,137 (30,852,864)    7,580,505
===================================================================================================================================

See  accompanying  notes  to  consolidated  financial  statements.

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)

Consolidated  Statements  of  Cash  Flows
(Expressed  in  United  States  dollars)

                                                                                                                      Period from
                                                                                                               September 19, 1994
                                                                   Years ended December 31,                        (inception) to
                                                                  --------------------------                         December 31,
                                                                             2002                   2001                     2002
---------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Loss for the period. . . . . . . . . . . . . . . . . . . . . . .  $       (5,923,301)     $    (15,368,941)  $     (30,498,129)
  Items not affecting cash:
    Amortization . . . . . . . . . . . . . . . . . . . . . . . . . .         1,896,791               197,269           2,115,488
    Deemed discount amortization on promissory notes . . . . . . . .           566,250             1,507,307           2,587,926
    Equity in loss on investment of Biomedical Diagnostics LLC . . .                 -             2,127,587           3,357,253
    Equity in loss on investment of Biotherapies, Inc. . . . . . . .         2,122,373             2,061,622           5,437,610
    Equity in loss on investment of Prion Developmental
      Laboratories, Inc. . . . . . . . . . . . . . . . . . . . . . .                 -             1,722,844           2,436,553
    In-process research and development. . . . . . . . . . . . . . .                 -               750,000             750,000
    Stock compensation . . . . . . . . . . . . . . . . . . . . . . .           301,405             3,251,749           4,380,854
    Stock appreciation rights plan . . . . . . . . . . . . . . . . .                 -                29,230              29,230
    Loss (gain) on debt settlement . . . . . . . . . . . . . . . . .        (1,233,269)              870,354            (362,915)
    Write-off of prepaid royalties . . . . . . . . . . . . . . . . .           102,900                     -             102,900
  Changes in operating assets and liabilities:
    Accounts and other receivables . . . . . . . . . . . . . . . . .             7,526                 9,115              (2,736)
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . .             4,100                44,466              (1,934)
    Accounts payable and accrued liabilities . . . . . . . . . . . .           898,684             1,360,158           4,424,290
  -------------------------------------------------------------------------------------------------------------------------------
  Net cash used in operating activities. . . . . . . . . . . . . . .        (1,256,541)           (1,437,240)         (5,243,610)

Cash flows from investing activities:
  Capital expenditures on property and equipment . . . . . . . . . .            (4,330)              (66,428)           (115,858)
  Purchase of shares and bonds of Biotherapies, Inc. . . . . . . . .                 -                     -          (2,643,976)
  Investment in Prion Developmental Laboratories, Inc. . . . . . . .                 -              (400,000)         (2,436,553)
  Acquisition of Biomedical Diagnostics, LLC, net of cash acquired .                 -            (2,696,756)         (2,696,756)
  Cash acquired on consolidation . . . . . . . . . . . . . . . . . .                 -                 8,617               8,617
  Investment in Biomedical Diagnostics, LLC. . . . . . . . . . . . .                 -                     -          (3,000,000)
  Investment in I.D. Certify, Inc. . . . . . . . . . . . . . . . . .                 -                     -            (800,160)
  Deposit on future acquisitions . . . . . . . . . . . . . . . . . .                 -                     -             (50,000)
  Purchase of short-term investments . . . . . . . . . . . . . . . .                 -                     -            (367,000)
  Redemption of short-term investments . . . . . . . . . . . . . . .                 -               367,000             367,000
  Increase in due from related party . . . . . . . . . . . . . . . .           (51,906)                    -             (51,906)
  -------------------------------------------------------------------------------------------------------------------------------
  Net cash used in investing activities. . . . . . . . . . . . . . .           (56,236)           (2,787,567)        (11,786,592)

Cash flows from financing activities:
  Exercise of share purchase warrants. . . . . . . . . . . . . . . .                 -                     -              63,000
  Exercise of stock options. . . . . . . . . . . . . . . . . . . . .            38,200               218,000             385,800
  Issuance of promissory notes . . . . . . . . . . . . . . . . . . .           172,500             2,443,647           5,841,147
  Repayment of promissory notes. . . . . . . . . . . . . . . . . . .                 -              (600,000)           (600,000)
  Common stock issued for cash . . . . . . . . . . . . . . . . . . .           597,854             2,027,187           5,418,454
  Common stock subscriptions . . . . . . . . . . . . . . . . . . . .           277,750                90,000             367,750
  Preferred stock issued for cash. . . . . . . . . . . . . . . . . .                 -                     -           5,565,911
  -------------------------------------------------------------------------------------------------------------------------------
  Net cash provided by financing activities. . . . . . . . . . . . .         1,086,304             4,178,834          17,042,062
---------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents . . . . . . . .          (226,473)              (45,973)             11,860

Cash and cash equivalents, beginning of period . . . . . . . . . . .           238,333               284,306                   -
---------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period . . . . . . . . . . . . . .$           11,860      $        238,333   $          11,860
=================================================================================================================================


GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)

Consolidated  Statements  of  Cash  Flows,  Continued
(Expressed  in  United  States  dollars)


                                                                                                                      Period from
                                                                                                               September 19, 1994
                                                                   Years ended December 31,                        (inception) to
                                                                  --------------------------                         December 31,
                                                                             2002                   2001                     2002
---------------------------------------------------------------------------------------------------------------------------------
Supplemental disclosure:
Cash paid for:
Income taxes. . . . . . . . . . . . . . . . . . . . . . . . .     $                  -     $               -   $               -
Interest. . . . . . . . . . . . . . . . . . . . . . . . . . .                    4,800                97,871             287,333
Non-cash activities:
Common stock issued to settle promissory
notes payable and accounts payable and
accrued liabilities . . . . . . . . . . . . . . . . . . . . .                2,177,601             4,258,059           7,580,953
Common stock issued for shares of
Biotherapies Inc. and patents . . . . . . . . . . . . . . . .                        -                     -           4,570,700
Discounts and beneficial conversion feature
on promissory notes . . . . . . . . . . . . . . . . . . . . .                  107,852             1,419,715           3,190,880
Deemed dividends on preferred shares. . . . . . . . . . . . .                        -                     -             354,735
Common stock issued on conversion of
preferred shares. . . . . . . . . . . . . . . . . . . . . . .                       12                   106                 193
Contribution to BioMedical Diagnostics, LLC
of rights acquired. . . . . . . . . . . . . . . . . . . . . .                        -                     -           2,680,860
Issuance of common stock and warrants
for share financing services. . . . . . . . . . . . . . . . .                  147,826                75,107             598,934
Issuance of common stock on
acquisition (note 7(a)) . . . . . . . . . . . . . . . . . . .                        -             1,680,000           1,680,000
Shares issued as consideration for
acquisition of 50% interest in LLC (note 3) . . . . . . . . .                        -             4,719,936           4,719,936
Subscription receivable for issued common shares. . . . . . .                        -                15,000              15,000
Common stock issued for fixed assets. . . . . . . . . . . . .                        -                11,189              11,189
Extinguishment of stock appreciation rights plan (note 10(d))                  632,066                     -                   -
================================================================================================================================


See  accompanying  notes  to  consolidated  financial  statements.

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)

Notes  to  Consolidated  Financial  Statements
(Expressed  in  United  States  dollars)

Years  ended  December  31,  2002  and  2001
Period  from  September  19,  1994  (inception)  to  December  31,  2002
--------------------------------------------------------------------------------

1.   NATURE OF DEVELOPMENT STAGE ACTIVITIES AND GOING CONCERN:

The Company changed its name from Biolabs, Inc. to Genesis Bioventures, Inc. on October 29, 2001. Biolabs, Inc. was incorporated in the State of New York on September 19, 1994. The Company, through its subsidiary and equity investment companies, is engaged in the business of identifying and funding promising biotechnology companies involved in research and related product development in the fields of cancer therapy and neurodegenerative diagnostics.

At December 31, 2002, the Company holds equity interests in: Biotherapies, Incorporated ("Biotherapies"), a company developing a potential therapeutic for breast cancer; and Prion Developmental Laboratories, Inc. ("PDL"), a private company that is developing a diagnostic test for prion diseases, a family of fatal neurodegenerative diseases that includes BSE or "Mad Cow Disease". Furthermore, Biomedical Diagnostics, LLC ("Diagnostics"), a wholly owned subsidiary, has developed a screening diagnostic for breast cancer and through its license agreements with Biotherapies, will be developing potential screening diagnostics for the detection of ovarian and prostate cancers.

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

As of December 31, 2002, the Company is considered to be in the development stage as substantially all efforts are being directed towards the research and related development of medical diagnostics, and the Company has not generated revenues from these principal business activities. The Company's future operations are dependent upon it's ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from its investments. The Company's equity investments have been written down to nil and will likely require additional funding from the Company to continue research and development and other operations activities. The Company continues to experience negative cash flows from operations and is currently not in compliance with the repayment terms on certain promissory note obligations (note 9). The Company has a working capital deficiency at December 31, 2002 of $3,225,195 (2001 - $4,527,725) and during the year ended December 31, 2002 used cash flow in operating activities of $1,256,541 (2001 - $1,437,240). In addition, at December 31, 2002 the Company is not in compliance with the repayment terms on certain notes payable (note 9). The Company is currently seeking additional funds through future debt or equity financings to offset future cash flow deficiencies. Such financing may not be available or may not be available on reasonable terms. The resolution of this going concern issue is dependent on the realization of management's plans. If management is unsuccessful in raising future debt or equity financings, and ultimately in generating profitable operations, the Company will be required to liquidate assets for amounts that may be materially less than carrying values and curtail or possibly cease operations.

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)

Notes  to  Consolidated  Financial  Statements
(Expressed  in  United  States  dollars)

Years  ended  December  31,  2002  and  2001
Period  from  September  19,  1994  (inception)  to  December  31,  2002
--------------------------------------------------------------------------------

2.   SIGNIFICANT ACCOUNTING POLICIES:

     (a)  Principles of consolidation:

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Biomedical Diagnostics, LLC ("Diagnostics"). The statement of operations includes the accounts of Diagnostics from November 30, 2001 (date of acquisition of control) to December 31, 2002. All significant intercompany accounts and transactions have been eliminated.

          The Company accounts for its investment in companies in which it has significant influence by the equity method. The Company's proportionate share of earnings (loss) as reported, net of amortization of the excess purchase price over the net assets acquired, is included in earnings and is added (deducted from) the cost of the investment. The Company records its proportionate share of losses of such investments until the carrying value of the investment is reduced to nil. The Company does not record losses in excess of such amounts as it has no obligations to provide additional funding. A loss in the value of the Company's equity investments is recognized when the loss in value is determined to be other than temporary based on the estimated future results of operations of the investee.

          The Company accounts for its investments in which it does not have significant influence by the cost method. Under the cost method, the cost is adjusted for dividends received in excess of the Company's pro rata share of post acquisition income or if an other than temporary decline in value occurs.

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

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)

Notes  to  Consolidated  Financial  Statements
(Expressed  in  United  States  dollars)

Years  ended  December  31,  2002  and  2001
Period  from  September  19,  1994  (inception)  to  December  31,  2002
--------------------------------------------------------------------------------

2.  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED):

     (e)  Prepaid expenses:

          Prepaid expenses include prepaid insurance and deposits relating to future royalties.

     (f)  Property and equipment:

          Property and equipment are recorded at cost and are depreciated using the straight-line method over their estimated useful lives as follows:

          Asset                                                  Rate
          -----------------------------------------------------------
          Computer  software                                 3  years

          Furniture  and  fixtures                           5  years

          Leasehold  improvements                         Lease  term

          Office  equipment                                  4  years

          Machinery  and  equipment                          5  years

          Website  development  costs                        2  years

          The  cost  of  maintenance  and  repairs  are  expensed  as  incurred.

     (g)  Medical technology licenses:

          The Company amortizes the cost of acquired medical technology licenses over the lesser of the license term or the estimated period of benefit. The medical technology licenses acquired through the Diagnostics acquisition (note 3) are being amortized over 7 years.

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

          Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets when it is not more likely than not that such deferred tax assets will be realized.

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)

Notes  to  Consolidated  Financial  Statements
(Expressed  in  United  States  dollars)

Years  ended  December  31,  2002  and  2001
Period  from  September  19,  1994  (inception)  to  December  31,  2002
--------------------------------------------------------------------------------

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     (i)  Impairment or disposal of long-lived assets:

          The Company applies the provisions in FASB Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under this standard, an impairment loss calculated as the difference between the carrying amount and the fair value of the asset, should be recognized on long-lived assets held and used only if the carrying amount of the asset is not recoverable from its undiscounted cash flows. Long-lived assets to be disposed of other than by sale are considered held and used, until they are disposed of. Long-lived assets to be disposed of by sale are measured at the lower of carrying amount or fair value less cost to sell. To the Company, long-lived assets include property and equipment and medical technology licenses.

          The Company evaluates the recoverability of property and equipment and medical technology licenses whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company recognizes an impairment loss if the projected undiscounted future cash flows is less than the carrying amounts. The amount of the impairment charge, if any, is measured equal to the excess of the carrying value over the asset's fair value, generally determined using the future operating cash flows discounted at the Company's average rate of cost of funds. The assessment of the recoverability of property and equipment and medical technology licenses will be impacted if estimated future cash flows differ from those estimates.

     (j)  Research and development:

          Research  and  development  costs  are  expensed  as  incurred.

     (k)  Loss per share:

          Basic loss per share is computed by dividing loss for the period available to common stockholders by the weighted average number of common stock outstanding during the periods. Loss available to common stockholders is increased by dividends paid or payable on preferred stock. Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock issuances, including options, warrants and convertible preferred stock, outstanding during the period. As the Company has a net loss in each of the periods presented, basic and diluted loss per share are the same.

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)

Notes  to  Consolidated  Financial  Statements
(Expressed  in  United  States  dollars)

Years  ended  December  31,  2002  and  2001
Period  from  September  19,  1994  (inception)  to  December  31,  2002
--------------------------------------------------------------------------------

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     (l)  Stock-based compensation:

          The Company accounts for its employee stock-based compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense under fixed plans is recorded only if the market value of the underlying stock at the date of grant exceeds the exercise price. The Company recognizes compensation expense for stock options, common stock and other equity instruments issued to non-employees for services received based upon the fair value of the equity instruments issued as the services are provided and the securities earned.

          SFAS No. 123, Accounting for Stock-Based Compensation, requires entities that continue to apply the provisions of APB Opinion No. 25 for transactions with employees to provide pro forma net earnings
          (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair value based method defined in SFAS No. 123 had been applied to these transactions. This information is presented below:

                                                                             Period from
                                                                           September 19,
                                            Years ended December 31,    1994 (inception)
                                         -----------------------------   to December 31,
                                               2002            2001                 2002
----------------------------------------------------------------------------------------
Net loss, as reported . . . . . . . . .  $   5,923,301  $   15,368,941  $   30,498,129
Total stock-based compensation expense
  determined under fair value method. .        320,790         386,984       1,234,677
----------------------------------------------------------------------------------------
Pro forma net loss. . . . . . . . . . .  $   6,244,091  $   15,755,925  $   31,732,806

Basic and diluted loss per share:

     As reported . . . . . . . . . . . . $        0.27  $         1.02  $         4.05

     Pro forma . . . . . . . . . . . . .          0.28            1.04            4.21

========================================================================================


     (m)  Recent accounting pronouncements:

          (i) In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, with early application encouraged. The Company believes that the adoption of SFAS No. 143 will have no material impact on its financial condition or results of operations.

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)

Notes  to  Consolidated  Financial  Statements
(Expressed  in  United  States  dollars)

Years  ended  December  31,  2002  and  2001
Period  from  September  19,  1994  (inception)  to  December  31,  2002
--------------------------------------------------------------------------------

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     (m)  Recent accounting pronouncements (continued):

          (ii) In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. As a result of the rescission of Statement of Financial Accounting Standards No. 4 and 64, gains and losses from extinguishments of debt are to be accounted for under the provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations -- Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Although SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, the Company has elected to early adopt SFAS No. 145. The adoption of the standard did not have a material impact on the Company's financial condition or results of operations with the exception that gains and losses from extinguishments of debt are no longer disclosed as an extraordinary item.

          (iii) In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes that on adoption, FAS No. 146 will have no material impact on its financial condition or results of operations.

          (iv) In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34 ("FIN No. 45"). FIN No. 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN No. 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. The provisions of FIN No. 45 for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year-end. The Company has considered the disclosure requirements of FIN No. 45 in the preparation of these consolidated financial statements. The Company does not currently believe that it has outstanding instruments that, if they had been subject to the measurement provisions of FIN No. 45, would have materially impacted its reported financial condition or results of operations.

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)

Notes  to  Consolidated  Financial  Statements
(Expressed  in  United  States  dollars)

Years  ended  December  31,  2002  and  2001
Period  from  September  19,  1994  (inception)  to  December  31,  2002
--------------------------------------------------------------------------------

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     (m)  Recent accounting pronouncements (continued):

          (v) In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - transition and disclosure, an Amendment to FASB Statement No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure provisions of SFAS No. 148 and has presented the pro forma effects of SFAS No. 123 for the year ended December 31, 2002.

          (vi) In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN No. 46"), Consolidation of Variable Interest Entities. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. FIN No. 46 applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN No. 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The Company believes that on adoption, FIN No. 46 will have no material impact on its financial condition of results of operations.

     (n)  Comparative figures:

          Certain comparative figures have been reclassified to conform to the basis of presentation adopted for the current year.

3.   ACQUISITION:

Biomedical  Diagnostics  LLC:

On November 30, 2001, the Company entered into a Purchase Agreement (the "Purchase Agreement") with Biotherapies Incorporated, a Michigan corporation ("Biotherapies"), pursuant to which the Company acquired Biotherapies' 50% interest in Biomedical Diagnostics LLC (the "LLC" or "Diagnostics"), a Michigan limited liability company. Diagnostics' principal operations include a diagnostic technology platform for application in the detection of various diseases including breast, ovarian and prostate cancers.

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)

Notes  to  Consolidated  Financial  Statements
(Expressed  in  United  States  dollars)

Years  ended  December  31,  2002  and  2001
Period  from  September  19,  1994  (inception)  to  December  31,  2002
--------------------------------------------------------------------------------

3.   ACQUISITION (CONTINUED):

Total consideration and advances paid or payable by the Company on this acquisition totaled $8,840,408. The Company paid Biotherapies $2,340,000 cash, including prepaid royalties and advances totaling $290,000, and issued 2,524,030 shares of its common stock with a fair value of $4,719,936. The fair value of common shares represents the average quoted market value of the Company's common shares on the acquisition consummation date of November 30, 2001 and the two days preceding that date. On May 30, 2002, the six-month anniversary of the signing of the Purchase Agreement, the Company was required to make an additional cash payment to Biotherapies in the amount of $1,500,000. This obligation was been recorded at its estimated fair value, using a 12% discount rate, of $1,415,100. The discount of $84,900 was accreted through interest expense by the interest method over the period to May 30, 2002.

On May 30, 2002, the Company did not have sufficient funds to make the payment of the aforementioned $1,500,000 and entered into an Amendment to the Purchase Agreement with Biotherapies extending the time for the payment.

Under the terms of the Amendment to the Purchase Agreement, the Company agreed to pay Biotherapies a penalty of $500 per day for each day after May 30, 2002 that the $1,500,000 remains outstanding, provided that after August 31, 2002, Biotherapies shall accept the following common shares in lieu of the penalty:

(i) if the $1,500,000 has not been paid by September 1, 2002, then the Company shall transfer 164,864 common shares of Biotherapies capital stock to Biotherapies as of September 1, 2002; and

(ii) if the $1,500,000 has not been paid by October 1, 2002, then the Company shall transfer an additional 329,727 common shares of Biotherapies capital stock to Biotherapies as of October 1, 2002; and

(iii) if the $1,500,000 has not been paid by November 1, 2002, then the Company shall transfer an additional 329,728 common shares of Biotherapies capital stock to Biotherapies as of November 1, 2002; and

(iv) if the additional funds have not been paid by December 1, 2002, then the Company shall transfer an additional 601,094 common shares of Biotherapies capital stock to Biotherapies as of December 1, 2002 and any further obligations of the Company to pay Biotherapies the $1,500,000 shall be deemed satisfied as of December 1, 2002.

As at December 31, 2002, the Company has not paid the $1,500,000 the shares referred to in (i), (ii), (iii) and (iv) above have been returned to Biotherapies (note 7(b)), resulting in a gain on settlement of debt.

All other terms and conditions of the Purchase Agreement remain in full force and effect.

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)

Notes  to  Consolidated  Financial  Statements
(Expressed  in  United  States  dollars)

Years  ended  December  31,  2002  and  2001
Period  from  September  19,  1994  (inception)  to  December  31,  2002
--------------------------------------------------------------------------------

3.   ACQUISITION (CONTINUED):

Concurrently with the execution of the Purchase Agreement, the Company and Biotherapies entered into numerous other agreements, including a certain Mammastatin Sublicense Agreement ("MSA") and a certain P&O Technology License Agreement. Pursuant to the Sublicense Agreement, Biotherapies granted to the Company rights to make, use and sell certain proteins and antibodies, and tests to develop or sell additional antibodies and/or diagnostic assays for the diagnosis of breast, prostate and/or ovarian cancers. Under the agreement, the Company is required to pay Biotherapies a royalty of between ten percent (10%) and twenty percent (20%) of net sales generated, depending on the level of net sales in a given year. As of December 31, 2001, the Company had pre-paid royalty payments pursuant to the Mammastatin Sublicense Agreement totalling $100,000 which were written down to nil in 2002 as a result of the termination of the license described below.

Pursuant to the Purchase Agreement, the Company committed to fund the operating costs of the LLC of at least $1,000,000 in support of product development of the mammastatin, prostate and ovarian technologies on or before November 30, 2002.

Biotherapies may terminate the MSA if the Company fails to (i) meet its commitment to fund operating costs of the LLC of at least $1,000,000; (ii) make any royalty payments due to Biotherapies; or (iii) achieve gross sales of the licensed technology of $7,500,000 within 24 months of the signing of the Purchase Agreement and $20,000,000 within 36 months of the signing of the Purchase Agreement. The Company can cure the gross sales default by satisfying the royalty obligations that would have accrued had the target gross sales been met. Biotherapies may terminate the P&O Technology License Agreement if the Company fails to meet its commitment to fund operating costs of the LLC of at least $1,000,000 or fails to make any required royalty payments due to Biotherapies.

During the year ended December 31, 2002, $248,700 (2001 - $230,000) was paid toward this commitment for a cumulative total of $487,700, therefore was in default of its commitment. In September 2002, Biotherapies issued a default notice giving the Company six months to cure all defaults. The cure period ended in March 2003, and the Company was advised by Biotherapies that the license to the MSA was terminated. In addition, the Company learned that the Regents of the University of Michigan had previously terminated the original license granted to Biotherapies, resulting in the automatic termination of the MSA. With the termination of the MSA, the Company no longer has royalty commitments to Biotherapies and is free to negotiate directly with the University of Michigan to acquire a license to the technology.

The Company is currently in discussions with the University of Michigan to conclude the worldwide license to the diagnostic applications of the technology, although there can be no assurance that this proposed agreement will be completed.

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)

Notes  to  Consolidated  Financial  Statements
(Expressed  in  United  States  dollars)

Years  ended  December  31,  2002  and  2001
Period  from  September  19,  1994  (inception)  to  December  31,  2002
--------------------------------------------------------------------------------

3.   ACQUISITIONS (CONTINUED):

Biomedical  Diagnostics  LLC  (continued):

The Diagnostics acquisition was recorded by the purchase method with the results of Diagnostics consolidated with the Company's from the date of acquisition on November 30, 2001. Prior to this acquisition, the Company accounted for its investment in Diagnostics using the equity method. The total purchase price and advances of $8,840,408 has been allocated to the net assets acquired based upon their relative fair values as follows:

Fair value of assets acquired:
     Medical technology licenses . . . . . . . . . . . .  $8,321,364
     In-process research and development . . . . . . . .     750,000
     Other current assets. . . . . . . . . . . . . . . .       8,617
     Other assets. . . . . . . . . . . . . . . . . . . .      66,629
     Prepaid royalty costs . . . . . . . . . . . . . . .     100,000
     Stock appreciation rights plan liabilities assumed.    (301,418)
     Other current liabilities assumed . . . . . . . . .    (104,784)
---------------------------------------------------------------------

                                                          $8,840,408
=====================================================================

Consideration:
     Cash. . . . . . . . . . . . . . . . . . . . . . . .  $2,340,000
     Common shares . . . . . . . . . . . . . . . . . . .   4,719,936
     Loan payable ($1,500,000 less discount) . . . . . .   1,415,100
     Expenses of acquisition . . . . . . . . . . . . . .     365,372
---------------------------------------------------------------------

                                                          $8,840,408
=====================================================================

The allocation of the cost of the Company's acquisition to medical technology licenses of $8,321,364 reflects the estimated value of completed screening technology for the diagnosis of breast cancer and its potential application to ovarian and prostate cancer screening tests, which will be amortized over the estimated period of benefit of seven years. The value assigned to in-process research and development of $750,000 was expensed at the date of acquisition and represents the estimated fair value of research in-progress at the acquisition date related to a new detection process and research and development related to a serum and screening diagnostic for ovarian and prostate cancers. The estimated fair value of these projects was determined by management using a discounted cash flow model, using discount rates reflecting the stage of completion and the risks affecting the successful development and commercialization of the processes and diagnostic tests that were valued.

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)

Notes  to  Consolidated  Financial  Statements
(Expressed  in  United  States  dollars)

Years  ended  December  31,  2002  and  2001
Period  from  September  19,  1994  (inception)  to  December  31,  2002
--------------------------------------------------------------------------------

4.   LEGAL PROCEEDINGS AND CONTINGENCIES:

     (a) On November 1, 2001, a Statement of Claim was filed in the Supreme Court of British Columbia by a former consultant against the Company and a director of the Company seeking payment of 500,000 common shares of the Company for consulting services performed. The plaintiff is seeking specific performance of the agreement or damages in lieu of specific performance.

          The Company's position is that in a letter of agreement dated April 24, 2001, the plaintiff agreed to accept 250,000 options at $1.50 per share and to receive no additional shares of the Company. The Company has recorded the fair value of the 250,000 options in these consolidated financial statements with an offsetting charge to consulting fees.

     (b) A former employee of the company has filed a claim for wrongful termination during the year ended December 31, 2001. The former employee is seeking general and special damages including the value of 500,000 common shares and 90,000 stock options of the Company. The Company has filed a counterclaim against the employee for damages for breach of contract and fraudulent or negligent misrepresentation.

     (c) In March 2003, Biotherapies notified the Company that it was terminating the MSA (note 3), and has provided notice to the Company concerning such purported termination. Biotherapies claims rights to certain improvements to the technology, separate from the University of Michigan license. To date, neither the Company nor its patent counsel has found any evidence that leads them to believe that any such improvements exist. The Company's ability to maintain the development of the technology is subject to its ability to finalize a direct license relationship with the University of Michigan, and its ability to defend against these stated Biotherapies claims to ownership of improvements to the technology.

     The Company has determined that it is not possible at this time to predict the final outcome of these claims and that it is not possible to establish a reasonable estimate of possible damages, if any, or to reasonably estimate the range of possible damages that may be awarded to the plaintiffs. Any adjustments to the amounts recognized will be recorded when determinable.

5.   DUE FROM RELATED PARTY:

The amount is due from Prion Development Laboratories ("PDL"), an equity investee of the Company (note 7(c)) and is past due. The amount bears interest at 8%, is unsecured.

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)

Notes  to  Consolidated  Financial  Statements
(Expressed  in  United  States  dollars)

Years  ended  December  31,  2002  and  2001
Period  from  September  19,  1994  (inception)  to  December  31,  2002
--------------------------------------------------------------------------------

6.  PROPERTY  AND  EQUIPMENT:

Property  and  equipment  consists  of  the  following:

                                        2002         2001
-------------------------------------------------------------
Computer software . . . . . . . . .  $   3,388   $   3,388
Furniture and fixtures. . . . . . .      4,233       3,943
Leasehold improvements. . . . . . .     61,602      46,363
Office equipment. . . . . . . . . .     78,411      77,707
Machinery and equipment . . . . . .    167,711     165,308
Website development costs . . . . .     54,629      53,886
-------------------------------------------------------------
                                       369,974     350,595
Accumulated amortization.             (261,546)   (157,694)
-------------------------------------------------------------
                                     $ 108,428   $ 192,901
=============================================================

7.  LONG-TERM  INVESTMENTS:

Long-term  investments:

                         Ownership percentage                    2002         2001
------------------------------------------------------------------------------------
Biotherapies, Inc. (b)  (2002 - 8.96%; 2001 - 26.3%)        $        -  $  2,122,373
====================================================================================

     (a)  Investment in Biomedical Diagnostics, LLC:

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

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)

Notes  to  Consolidated  Financial  Statements
(Expressed  in  United  States  dollars)

Years  ended  December  31,  2002  and  2001
Period  from  September  19,  1994  (inception)  to  December  31,  2002
--------------------------------------------------------------------------------

7.  LONG-TERM  EQUITY  INVESTMENTS  (CONTINUED):

     (a)  Investment in Biomedical Diagnostics, LLC (continued):

          On November 30, 2001, the Company acquired the remaining 50% interest in Diagnostics from Biotherapies and commenced the consolidation of the operations of Diagnostics with those of the Company (note 3). The carrying value of the Company's original 50% equity investment in Diagnostics at November 30, 2001 of $4,003,607, was allocated to remaining net assets as follows:

          Medical technology licenses. . . . . . . . . . . . . . . . . $     4,334,563
          Other current assets . . . . . . . . . . . . . . . . . . . .           8,617
          Other assets . . . . . . . . . . . . . . . . . . . . . . . .          66,629
          Stock appreciation rights plan liabilities assumed . . . . .        (301,418)
          Other current liabilities assumed. . . . . . . . . . . . . .        (104,784)
          -----------------------------------------------------------------------------
                                                                            $4,003,607
          =============================================================================

          Details of Diagnostic's reported results of operations (which excludes the amortization of the excess of the Company's investment over the net book value of Diagnostics at the date of acquisition) are set out below:

                                                                        January 1, 2001
                                                                   to November 30, 2001
          Research and development . . . . . . . . . . . . . . . . .  $        473,340
          Selling and administration . . . . . . . . . . . . . . . .           915,452
          -----------------------------------------------------------------------------

          Operating loss . . . . . . . . . . . . . . . . . . . . . .        (1,388,792)
          Other income . . . . . . . . . . . . . . . . . . . . . . .            12,190
          -----------------------------------------------------------------------------
          Loss for the period. . . . . . . . . . . . . . . . .   $          (1,376,602)
          =============================================================================

     (b)  Investment in Biotherapies, Incorporated:

                                                              2002           2001
          -----------------------------------------------------------------------------
          Investment in Biotherapies. . . . . . .  . . .  $  5,437,611    $  5,437,611
          Equity in losses and write-down . . . .  . . .    (5,437,611)     (3,315,238)
          -----------------------------------------------------------------------------
                                                          $          -    $  2,122,373
          =============================================================================

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)

Notes  to  Consolidated  Financial  Statements
(Expressed  in  United  States  dollars)

Years  ended  December  31,  2002  and  2001
Period  from  September  19,  1994  (inception)  to  December  31,  2002
--------------------------------------------------------------------------------

7.  LONG-TERM  EQUITY  INVESTMENTS  (CONTINUED):

     (b)  Investment in Biotherapies, Incorporated (continued):

          The Company has made the following investments in Biotherapies, a biotechnology company developing a potential therapeutic for breast cancer (number of common shares retroactively restated for a 8.3:1 stock split by Biotherapies in 2001):

                                                                Common     Common share
           Transaction                          Date            shares      investment     Bond
           -------------------------------------------------------------------------------------
           Cash investment in common
             shares . . . . . . . . . . . .  March, 1998        498,000  $   420,000          -
           Cash and equity investment
             in common shares . . . . . . .  September, 1999    340,300      915,000          -
           Cash investment in bonds . . . .  March, 2000              -            -    400,000
           Conversion of bond receivable
             to common shares . . . . . . .  March, 2000        132,800      400,000   (400,000)
           Cash investment in common
             shares . . . . . . . . . . . .  June, 2000         365,200    1,100,000          -
           Cash investment in common
             shares (3) . . . . . . . . . .  December, 2000     830,000    2,500,000          -
           Direct acquisition costs . . . .                           -       48,976          -
           Dilution gain. . . . . . . . . .  March, 2001              -       53,635          -
           -------------------------------------------------------------------------------------
                                                              2,166,300  $ 5,437,611          -
           =====================================================================================

          When the Company exercised significant influence over Biotherapies, the Company used the equity method of accounting for its investment in Biotherapies. The excess of each investment in Biotherapies over the Company's then proportionate interests in the net assets of Biotherapies at each purchase step was being amortized over three years. The Company's ownership percentage decreased from 26.6% to 26.3% during the year ended December 31, 2001 upon the issuance of shares of Biotherapies to third parties resulting in a dilution gain of $53,635 which has been recorded as an equity transaction to additional paid-in capital.

          Pursuant to the May 30, 2002 Amendment to the Purchase Agreement (note
          3), the Company placed 1,425,413 common shares of the 2,166,300 common shares of Biotherapies originally acquired in escrow, resulting in a reduction of the Company's ownership interest to 8.96% as at December 31, 2002. As a result, the Company has begun accounting for the investment under the cost method. In addition, during the year ended December 31, 2002, the Company determined that an other than temporary decline in value occurred and reduced the carrying value of its investment in Biotherapies to nil.

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)

Notes  to  Consolidated  Financial  Statements
(Expressed  in  United  States  dollars)

Years  ended  December  31,  2002  and  2001
Period  from  September  19,  1994  (inception)  to  December  31,  2002
--------------------------------------------------------------------------------

7.  LONG-TERM  EQUITY  INVESTMENTS  (CONTINUED):

     (c)  Investment in Prion Developmental Laboratories, Inc.:

                                                                  2002          2001
          --------------------------------------------------------------------------------
          Investment in Prion Developmental Laboratories, Inc.  $ 2,436,553   $ 2,436,553
          Equity in losses and write-down. . . . . . . . . . .   (2,436,553)   (2,436,553)
          --------------------------------------------------------------------------------
                                                                $         -   $         -
          ================================================================================

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

          The Company accounts for its investment in PDL by the equity method from September 8, 2000, the date of initial investment acquisition. The excess of each investment in PDL over the Company's then proportionate interests in the net assets of PDL at each purchase step is being amortized over the estimated life of PDL's existing research contracts of three years.

8.  MEDICAL  TECHNOLOGY  LICENSES:

                                                         2002          2001
--------------------------------------------------------------------------------
Medical technology licenses . . . . . . . . . .   $   12,655,926    $ 12,655,926
Accumulated amortization. . . . . . . . . . . .       (1,958,654)       (150,666)
--------------------------------------------------------------------------------
                                                  $   10,697,272    $ 12,505,260
================================================================================

Pursuant to the acquisition of LLC, the Company acquired a license to utilize certain diagnostic technology for use in detecting various diseases including breast, ovarian and prostate cancers (note 3, 4(c) and 16(b)). Aggregate amortization expense for the year ended December 31, 2002 is $1,807,988 (2001 - $150,666). Estimated annual amortization expense for the next five years to 2007 is $1,807,988 per year.

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)

Notes  to  Consolidated  Financial  Statements
(Expressed  in  United  States  dollars)

Years  ended  December  31,  2002  and  2001
Period  from  September  19,  1994  (inception)  to  December  31,  2002
--------------------------------------------------------------------------------

9.  PROMISSORY  NOTES  PAYABLE:

Promissory  notes  payable:

                                                      2002        2001
--------------------------------------------------------------------------------
Payable to private investors:
   Issued:
        August through October, 2001 (d). . . . .    $  143,647     $  143,647
        Other - Biotherapies. . . . . . . . . . .        44,662         43,062
        April through October, 2002 (e and f) . .       172,500              -

Shareholders and directors:
   July 3 and October 3, 2001 (b). . . . . . . . .      600,000        600,000
   October 30, 2001 (b). . . . . . . . . . . . . .      100,000        100,000
   November 26, 2001 (c) . . . . . . . . . . . . .            -      1,000,000
--------------------------------------------------------------------------------
                                                      1,060,809      1,886,709

Non-cash discount, unamortized. . . . . . . . . .             -       (458,398)
--------------------------------------------------------------------------------
                                                     $1,060,809     $1,428,311

     (a) On April 27, 2000 and September 11, 2000, the Company issued $1,500,000 and $2,000,000 promissory notes to a private investor. Both promissory notes bore interest at an annual rate of 10% per annum compounded semi-annually and are payable monthly. The notes were repayable within the earlier of twelve months of issuance and ten days after completion of a financing with aggregate net proceeds of $10,000,000 or more.

          Under the terms of the financing agreements, the Company granted 300,000 warrants for the $1,500,000 financing and 500,000 warrants for the $2,000,000 financing. The warrants entitle the holder to acquire one common share at an exercise price of $6.50 per share until October 27, 2001 and one common share at an exercise price of $4.00 per share until September 11, 2002, respectively. The estimated fair value of the warrants of $897,554 was recorded as a discount to the promissory notes and is being amortized to interest expense over the one year term of the promissory notes. This resulted in additional interest expense during the year ended December 31, 2002 of nil (2001 - $491,518). The discount has been fully amortized at December 31, 2002.

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)

Notes  to  Consolidated  Financial  Statements
(Expressed  in  United  States  dollars)

Years  ended  December  31,  2002  and  2001
Period  from  September  19,  1994  (inception)  to  December  31,  2002
--------------------------------------------------------------------------------

9.  PROMISSORY  NOTES  PAYABLE  (CONTINUED):

     (a)  (continued):

          In May 2001, the Company committed to issue 2,000,000 common shares of the Company in settlement of an outstanding $2,000,000 promissory note to the private investor and shareholder resulting in a loss on settlement of $500,000 based on the market value of the common shares at the date of agreement to settle. In addition, 800,000 warrants previously provided to this lender as part of the original promissory note financing and 181,818 warrants previously provided to this lender as part of a private placement, were repriced to reduce the exercise price to $2.00 per common share and the term to expiry of the options was extended to 24 months after the modification date. The incremental value of the repriced 800,000 warrants in excess of the original amount of $388,787 has been recorded as an additional discount on the promissory note financed and has been recorded in interest expense in the statement of operations.

          During 2001, the Company issued 1,004,605 common shares to settle the $1,500,000 in promissory notes and related interest owing to the private investor, which had a carrying value of $1,387,805. The Company recognized a loss on debt settlement of $370,354 based upon the market value of the shares at the date of agreement to settle.

     (b) On July 3 and October 3, 2001, the Company borrowed $500,000 and $100,000, respectively, from the private investor and major shareholder. Interest accrues on the loan at a rate of 10% per annum, compounded semi-annually and is secured by a promissory note. On October 30, 2001 a further $100,000 was advanced to the Company. The promissory note bears interest at 1% per month. As consideration for the loans, the Company issued 33,776 common share purchase warrants with an exercise price of $3.00 expiring October 1, 2003 and a warrant to acquire up to 250,000 common shares of the Company at $3.00 per share expiring May 30, 2003. The notes are due and payable on the earlier of 90 days from the date funds are advanced or 10 days after the completion of a financing of not less than $5,000,000. The fair value of the warrants of $467,158 has been recorded as a discount to the promissory notes and was being amortized over the estimated period to maturity of the loans. By December 31, 2002, the loans had matured, but have not been repaid. The Company's intent is to repay the loans when additional financing is secured. The lender has not demanded repayment.

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)

Notes  to  Consolidated  Financial  Statements
(Expressed  in  United  States  dollars)

Years  ended  December  31,  2002  and  2001
Period  from  September  19,  1994  (inception)  to  December  31,  2002
--------------------------------------------------------------------------------

9.  PROMISSORY  NOTES  PAYABLE  (CONTINUED):

     (c) On October 24, 2001, the major shareholder became a director of the Company and on November 26, 2001, advanced a further $1,600,000 to the Company, $600,000 of which was repaid on December 27, 2001. The outstanding balance bears interest at 10% per annum, compounded semi-annually, is secured by the promissory note, and matures May 23, 2002. The outstanding principal and interest balance is convertible into common shares at a price of $1.50 per share at the holder's option. If the holder elects to convert, the holder receives common share purchase warrants to acquire one-half of the number of common shares received on conversion. The warrants would have an exercise price of $2.50 and expire three years after issuance. A beneficial conversion feature totaling $534,288 has been recorded and is recognized over the term to maturity of the loan as additional interest expense. On July 24, 2002, the loan, plus accrued interest and all warrant rights relating to the loan were cancelled and settled at a rate of $0.33 per share by the issuance of 3,243,047 shares of common stock. A loss has been recorded in the amount of $551,318 on the settlement being the effect of the difference in the revised $0.33 per share conversion rate and the $0.50 market price of the common stock on the date of conversion.

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

     (e) On April 1, 2002, the Company issued a $30,000 promissory note pursuant to a settlement agreement with a vendor. The note bears interest at 12% per annum and matures March 31, 2003.

     (f) During May through October 2002, the Company raised a further $142,500 through the issuance of convertible promissory notes. The notes bear interest from 10% to 12% per annum, are unsecured and mature 30 to 120 days after funds are advanced. Warrants to acquire 118,571 common shares were issued as consideration for these loans. The warrants are exercisable at prices ranging from $0.70 to $1.25 per common share. The fair value of the warrants of $76,815 has been recorded as a discount to the promissory notes and has been fully amortized to interest expense for the period to December 31, 2002. A beneficial conversion feature totaling $31,037 has been recorded and fully recognized over the period to December 31, 2002. At December 31, 2002, $110,000 of these loans have matured and have not been repaid by the Company. The lenders have not demanded repayment of the loans.

At December 31, 2002, the Company was not in compliance with the repayment terms for loans with a principal balance of $953,647 (2001 - $520,000). Subsequent to December 31, 2002, the Company became compliant with the repayment terms for an additional $62,500 of promissory notes payable.

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)

Notes  to  Consolidated  Financial  Statements
(Expressed  in  United  States  dollars)

Years  ended  December  31,  2002  and  2001
Period  from  September  19,  1994  (inception)  to  December  31,  2002
--------------------------------------------------------------------------------

10.  STOCKHOLDERS'  EQUITY:

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

          During  the  year  ended December 31, 2002, 112,000 (2001 - 1,064,974)
          preferred  shares  were  converted  to  common  stock.

     (b)  Stock options and stock-based compensation:

          Stock  options:

          During fiscal year 2000, the Company adopted a new stock option plan, "Year 2000 Stock Option Plan". The Company adopted a new stock option plan in fiscal year 2001, "Year 2001 Stock Option Plan", that authorizes the issuance of 2,000,000 stock options to officers, directors, employees, and consultants to acquire shares of the Company's common stock.

          The Board of Directors determines the terms of the options granted, including the number of options granted, the exercise price and the vesting schedule. The exercise price for the stock options shall not be less than the fair market value of the underlying stock at the date of grant, and have terms no longer than ten years from the date of grant.

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)

Notes  to  Consolidated  Financial  Statements
(Expressed  in  United  States  dollars)

Years  ended  December  31,  2002  and  2001
Period  from  September  19,  1994  (inception)  to  December  31,  2002
--------------------------------------------------------------------------------

10.  STOCKHOLDERS'  EQUITY  (CONTINUED):

     (b)  Stock options and stock-based compensation (continued):

          Stock option activity since the inception of the Company's plans is presented below:

                                                       Number      Weighted average
                                                     of shares       exercise price
          -------------------------------------------------------------------------
          Options outstanding at December 31, 2000      560,000                1.62
             Granted. . . . . . . . . . . . . . . . . 1,566,500                1.83
             Cancelled. . . . . . . . . . . . . . . .  (145,000)               2.84
             Exercised. . . . . . . . . . . . . . . .  (196,500)               1.31
          -------------------------------------------------------------------------
          Options outstanding at December 31, 2001    1,785,000                1.74
             Granted. . . . . . . . . . . . . . . . .   470,000                1.00
             Cancelled. . . . . . . . . . . . . . . .   (46,227)               1.00
             Exercised. . . . . . . . . . . . . . . .   (36,097)               1.06
          -------------------------------------------------------------------------
          Options outstanding at December 31, 2002    2,172,676       $        1.53
          =========================================================================

          The following table summarizes the stock options outstanding at December 31, 2002:

                                              Options outstanding                      Options exercisable
                               -------------------------------------------------  -----------------------------
                                              Weighted average          Weighted                       Weighted
          Range of              Number of            remaining           average         Number         average
          exercise price         shares       contractual life    exercise price    exercisable  exercise price
          -----------------------------------------------------------------------------------------------------
          1.00 - 1.50. .         912,676                 0.4  $          1.23         912,676     $       1.23
          1.67 - 2.50. .       1,235,000                 3.9             1.67       1,235,000             1.67
          3.81 - 5.61. .          25,000                 2.4             4.16          25,000             4.16
          -----------------------------------------------------------------------------------------------------
                               2,172,676                 2.5  $          1.53       2,172,676     $       1.53
          =====================================================================================================

          The Company has committed to issue 250,000 options as settlement of a legal action (see note 4(a)).

          In addition to the above option plan activity, the Company granted the following options outside of its option plan to certain officers:

                                                 Outstanding options
                            Exercise price   --------------------------
          Expiry            per share          2002           2001
          -------------------------------------------------------------
          April 2007       $       1.00       40,000              -
          December 2006    $       1.67      200,000        200,000
          =============================================================

These  options  are  fully  vested  as  of  December  31,  2002.

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)

Notes  to  Consolidated  Financial  Statements
(Expressed  in  United  States  dollars)

Years  ended  December  31,  2002  and  2001
Period  from  September  19,  1994  (inception)  to  December  31,  2002
--------------------------------------------------------------------------------

10.  STOCKHOLDERS' EQUITY (CONTINUED):

     (b)  Stock options and stock-based compensation (continued):

          Stock options (continued):

          As explained in note 2(l), the Company has adopted the disclosure provisions of SFAS No. 123 for options granted to employees under the existing employee stock option plan. SFAS No. 123 uses a fair value method of calculating the cost of stock option grants.

          The weighted average fair value of options granted with an exercise price greater than the market price during the years ended December
          31, 2002 and 2001 was $0.63 and $0.93 per option, respectively. No options were granted with an exercise price equal to or less than the market price during the year ended December 31, 2002. The weighted average fair value of options granted with an exercise price equal to market price during the year ended December 31, 2001 was $1.44 per option. The weighted average fair value of options granted with an exercise price less than the market price during the year ended December 31, 2001 was $2.11 per option.

          The Company has estimated the fair value of each option on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:


                                                      2002        2001
          ---------------------------------------------------------------
          Expected dividend yield . . . . . . .            0%          0%
          Expected stock price volatility . . .        114.0%      128.3%
          Risk-free interest rate . . . . . . .          4.5%        4.3%
          Expected life of options. . . . . . .    5.0 years   3.8 years
          ===============================================================

     (c)  Share purchase warrants:

          Share purchase warrants outstanding at December 31, 2002 and 2001 to purchase one common share of the Company are as follows:

                                                    Outstanding warrants
                                Exercise price    -------------------------
          Expiry dates               per share          2002       2001
          -----------------------------------------------------------------
          April 2003 (i)       $          2.00         181,818    981,818
          May 2003 (ii)                   3.00         250,000    250,000
          April 2003 (iii)                2.20         145,000    145,000
          July 2003 (iii)                 3.00          64,000     64,000
          July 2003 (iv)                  2.50           5,000      5,000
          July 2003 (iii)                 2.50          62,500     62,500
          August 2003 (ii)                2.50          25,900     25,000
          August 2003 (iii)               2.50          31,000     31,000
          September 2003 (ii)             2.50           5,000      5,000
          -----------------------------------------------------------------
          Carryforward                                 520,218  1,569,318

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)

Notes  to  Consolidated  Financial  Statements
(Expressed  in  United  States  dollars)

Years  ended  December  31,  2002  and  2001
Period  from  September  19,  1994  (inception)  to  December  31,  2002
--------------------------------------------------------------------------------

10.  STOCKHOLDERS' EQUITY (CONTINUED):

     (c)  Share purchase warrants (continued):

                                                    Outstanding warrants
                                Exercise price    -------------------------
          Expiry dates               per share          2002       2001
          -----------------------------------------------------------------
          Brought forward. . . .                       520,218  1,569,318

          October 2003 (ii)     $          3.00              -     33,776
          October 2004 (ii)                2.50         25,000      5,000
          November 2004 (iii)              2.50         50,416     65,416
          November 2004 (iv)               3.87        140,000    140,000
          December 2004 (iii)              2.50        298,534    298,234
          December 2004 (iii)              2.50         25,000     25,000
          December 2004 (iv)               2.50         29,823     29,823
          November 2006 (iv)               2.50        100,000    100,000
          December 2006 (iv)               1.93        150,000    150,000
          March 2004 (vi)                  2.00         30,000          -
          June 2004 (vi)                   1.50        316,000          -
          July 2004 (vi)                   1.50         20,716          -
          August 2004 (v)                  0.70         25,000          -
          September 2004 (v)               1.25         28,571          -
          September 2004 (vi)              1.50         96,650          -
          October 2004 (vi)                1.50        140,715          -
          October 2004 (v)                 1.00         65,000          -
          November 2004 (vi)               1.20         53,572          -
          November 2004 (vi)               1.50        211,994          -
          December 2004 (vi)               1.50              -          -
          February 2007 (vi)               1.25        150,000          -
          March 2004                       5.75         50,000          -
          August 2005                       .61         32,787          -
          May 2005                          .64         31,250          -
          January 2005                     1.50         22,124          -
          -----------------------------------------------------------------
          Total warrants outstanding, end of year.   2,592,329  2,416,567
          =================================================================

          (i) During 2000, 800,000 warrants were issued to the holders of note payables from the Company. In 2001 upon conversion of these loans to common shares, the warrants along with 181,818 warrants issued on private placements were repriced to an exercise price of $2.00 per share and extended until April 2003 (see note 9(a)).

          (ii) During 2001, 318,776 warrants were issued to holders of note payables from the Company (notes 9(b) and 9(d)).

          (iii) During 2001, the Company completed private placements issuing 1,092,300 units to investors for cash. Each unit consists of one common share of the Company and one-half of one warrant, with two one-half warrants exercisable to purchase an additional one common share at an exercise price of between $2.00 and $3.00 per share. The Company also completed a private placement for 145,000 units consisting of one common share of the Company and one warrant to purchase one additional common share at an exercise price of $2.20 per share.

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)

Notes  to  Consolidated  Financial  Statements
(Expressed  in  United  States  dollars)

Years  ended  December  31,  2002  and  2001
Period  from  September  19,  1994  (inception)  to  December  31,  2002
--------------------------------------------------------------------------------

10.  STOCKHOLDERS' EQUITY (CONTINUED):

     (c)  Share purchase warrants (continued):

          (iv) During 2001, the Company issued 424,823 warrants to consultants for services provided. The fair value of these warrants has been recorded as an expense and additional paid-in capital.

          (v) During 2002, the Company issued 118,571 share purchase warrants to holders of notes payable from the Company (note 9(f)). These warrants are exercisable at prices of $0.70 to $1.25 per share.

          (vi) During 2002, the Company issued 784,647 share purchase warrants in connection to common stock private placements to purchase additional common shares at exercise prices of $1.20 to $1.50 per common share. In addition, the Company issued to the private placement agents 150,000 common share purchase warrants with an exercise price of $1.25 per share expiring February 2007 with a fair value of $147,826.

          (vii) During 2002, the Company issued common share purchase warrants to holders of two $20,000 notes payable from the Company (note 9(f)). The number of common share purchase warrants available to the note holders is a function of the aggregate outstanding principal and interest, the market price of the underlying common stock on the date of exercise, and the stated exercise price.

     (d)  Stock appreciation rights plan:

          The stock appreciation rights plan obligation was recorded by the Company upon the acquisition of the Company's subsidiary, Diagnostics. At the discretion of Diagnostics' management, membership appreciation units were granted to certain employees of Diagnostics. The liability pursuant to this plan was recognized over the vesting period based upon the difference between the estimated current market value of Diagnostics' units over the deemed initial value at the date of grant. The plan value was intended to be the fair market value of a membership interest in Diagnostics taking into consideration all objective and credible evidence such as third party transactions relating to Diagnostics. Employees may redeem their vested units five years from the date of grant for cash at the appreciated value of the units.

          At the date of acquisition of Diagnostics (note 3), 6,800 units were granted. On August 20, 2002, the Company settled the outstanding obligation through the issuance of fixed stock options. As a result of stock appreciation rights plan settlement, the obligation was extinguished and was recorded to additional paid-in capital.

     (e)  Retirement plan:

          The Company's subsidiary sponsors a 401(k) plan for its employees. No contributions have been made to the plan to December 31, 2002.

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)

Notes  to  Consolidated  Financial  Statements
(Expressed  in  United  States  dollars)

Years  ended  December  31,  2002  and  2001
Period  from  September  19,  1994  (inception)  to  December  31,  2002
--------------------------------------------------------------------------------

10.  STOCKHOLDERS'  EQUITY  (CONTINUED):

     (f)  Earnings per share:

          Loss attributed to common stockholders for basic and diluted loss per share is as follows:

                                                                                        Period from
                                                    Year ended December 31,            September 19,
                                                -----------------------------   1994 (inception) to
                                                       2002          2001         December 31, 2002
           ----------------------------------------------------------------------------------------
           Loss for the period . . . . .           (5,923,301)   (15,368,941)         (30,498,129)

           Preferred share dividends . .                    -              -             (354,735)
           ----------------------------------------------------------------------------------------

           Loss attributable to common
             stockholders. . . . . . . .  $        (5,923,301)  $(15,368,941)       $ (30,852,864)
           ========================================================================================

11.  RELATED  PARTY  TRANSACTIONS:

                                                                            2002       2001
----------------------------------------------------------------------------------------------
(a)    Management and consulting fees paid to officers and directors of the Company and/or companies controlled by the officers
       and directors of the Company                                      $      -   $  370,163

(b)    Included in the consolidated balance sheet are the following amounts due to directors and officers and/or companies
       controlled by officers and directors of the Company
             Accounts payable and accrued liabilities                     274,950      168,660
==============================================================================================

The Company's subsidiary, Diagnostics, leased its premises under an operating lease agreement with Biotherapies, an equity investee of the Company, which expired in May 2002.

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)

Notes  to  Consolidated  Financial  Statements
(Expressed  in  United  States  dollars)

Years  ended  December  31,  2002  and  2001
Period  from  September  19,  1994  (inception)  to  December  31,  2002
--------------------------------------------------------------------------------

12.  DEFERRED  TAX  ASSETS  AND  LIABILITIES:

                                                          2002          2001
-----------------------------------------------------------------------------------
Deferred tax assets:
   Research and development credits and costs . . . . .  $   475,099   $   290,770
   Current liabilities. . . . . . . . . . . . . . . . .      283,455       299,627
   Equity investments . . . . . . . . . . . . . . . . .    2,646,551     1,924,945
   Operating loss carry forwards. . . . . . . . . . . .    3,246,911     3,005,286
-----------------------------------------------------------------------------------

Total deferred tax assets before valuation allowance. .    6,652,016     5,520,628
Valuation allowance. . . . . . . . . . . . . . . . . .    (5,621,691)   (4,047,175)

Net deferred tax asset after valuation allowance . . .     1,030,325     1,473,453

Deferred tax liabilities:
   Property and equipment . . . . . . . . . . . . . . .      (18,180)      (35,210)
   Medical technology licenses. . . . . . . . . . . . .   (1,012,145)   (1,438,243)
-----------------------------------------------------------------------------------

Net deferred tax liability . . . . . . . . . . . . . .   $         -   $         -
===================================================================================

Management believes that it is not more likely than not that it will create sufficient taxable income sufficient to realize its deferred tax assets. It is reasonably possible these estimates could change due to future income and the timing and manner of the reversal of deferred tax liabilities. Due to its losses, the Company has no income tax expense.

The Company has operating loss carry forwards for income tax purposes at December 31, 2002 of approximately $9,500,000. Operating losses begin to expire in fiscal year 2019.

13.  FINANCIAL  INSTRUMENTS:

Fair  values:

The fair value of cash and cash equivalents, accounts and other receivables, and accounts payable and accrued liabilities approximates their financial statement carrying amounts due to the short-term maturities of these instruments. The carrying amount of promissory notes payable are not readily determinable.

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)

Notes  to  Consolidated  Financial  Statements
(Expressed  in  United  States  dollars)

Years  ended  December  31,  2002  and  2001
Period  from  September  19,  1994  (inception)  to  December  31,  2002
--------------------------------------------------------------------------------

14.  GEOGRAPHIC  INFORMATION:

The Company has investments in property and equipment in the following countries:

                                          2002        2001
-------------------------------------------------------------
United States . . . . . .  . . . . . $   78,917   $   126,756
Canada. . . . . . . .  . . . . . . .     29,511        66,145
=============================================================

The Company has not entered into any derivative agreements to manage its foreign exchange exposure.

15.  COMMITMENTS:

     (a)  Operating leases:

          The Company leases office equipment and facilities in British Columbia under operating lease agreements that expire in 2002 and 2007. Minimum lease payments under these operating leases are approximately as follows:

          Year  ending  December  31:

          2003. . . . . . . . . . . . $     114,272
          2004. . . . . . . . . . . .        51,447
          2005. . . . . . . . . . . .         1,347
          2006. . . . . . . . . . . .         1,347
          2007. . . . . . . . . . . .         1,122


     (b)  Funding commitments:

          Under the terms of the Diagnostics operating agreement, the Company has agreed to fund Biotherapies and Diagnostics as set out in note 3.

16.  SUBSEQUENT  EVENTS:

     (a) Subsequent to December 31, 2002, the Company signed a letter of intent for a proposed business combination with Innathera Inc., a privately held biotechnology company. The agreement remains subject to stockholder approval by the shareholders of both companies, the completion of ongoing due diligence, and other conditions of closing.

     (b) Subsequent to December 31, 2002, the Company entered into a direct licensing arrangement with the University of Michigan relating to the medical technology license previously sublicensed from Biotherapies (note 3).

                                                      INDEX  TO  EXHIBITS

EXHIBIT NO.                                                   DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------------------------------
    3.1      Restated Certificate of Incorporation (incorporated by reference to the like-numbered exhibit to the Company's
             Registration  Statement  on  Form  10SB12B,  filed  on  August  13,  1999)

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

   10.3      Management Services Agreement BioLabs, Inc. with Tynehead Capital Corp. (incorporated by reference to the like-
             numbered  exhibit to the Company's Registration Statement on Form 10SB12G, filed on  October  14,  1999).

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

   10.9      Warrant, dated September 8, 2000, issued by Prion Developmental Laboratories, Inc., in favour of BioLabs, Inc.
             (incorporated  by  reference  to Exhibit 99.2 to the Company's Current Report on Form  8-K,  filed  on  September
             25,  2000).

   10.10     Purchase and Sale Agreement, dated December 5, 2000, by and among BioLabs, Inc., DynaMed, Inc., Antony Dyakowski,
             Elio  Gugliemi,  Kevin  O'Farrell and Roberta Soon (incorporated by reference to Exhibit  99.1 to the Company's
             Current Report on Form 8-K, filed on December 20, 2000).



   10.11     Year 2000 Stock Option Plan, 2001 Stock Incentive Plan and Stock Option Grants Outside of a Plan (incorporated by reference  to  the  like-numbered  exhibit  4.1  to  the  Company's Registration Statement  on  Form  S-8,  filed  on
             December  4,  2001).

   10.12     2001 Stock Incentive Plan. (incorporated by reference to the like-numbered exhibit 4.2 to the Company's Registration
             Statement  on  Form  S-8,  filed  on  December  4,  2001).

   10.13     Purchase Agreement, dated November 30, 2001 by and between Genesis Bioventures, Inc. and Biotherapies, Inc.
             (incorporated  by  reference  to Exhibit 99.1 to the Company's Current Report on
             Form  8-K,  filed  on  December  17,  2001).

   10.14     Mammastatin Sublicense Agreement, dated November 30, 2001, by and between Genesis Bioventures, Inc. and Biotherapies
             Inc.  (incorporated by reference to Exhibit 99.2 to the Company's Current Report on  Form  8-K,  filed  on  December
             17,  2001).

   10.15     P & O Technology License Agreement, dated November 30, 2001, by and between Genesis Bioventures, Inc. and
             Biotherapies,  Inc.  (incorporated by reference to Exhibit 99.3 to the Company's Current  Report  on  Form  8-K,
             filed  on  December  17,  2001).

   10.16     Stock option grants outside of a plan (incorporated by reference to the Company's registration statement on Form S-8
             Filed  on  January  22,  2002)

   10.17     GBS-2002 Consulting Services Plan (incorporated by references to Exhibit 10.1 to the Company's registration statement  on  Form  S-8,  filed  on  October  2,  2002).

   10.18     GBS-2002 Stock Award Plan (incorporated by reference to exhibit 10.1 to the Company's registration statement on Form
             S-8,  filed  on  March  5,  2003).

   21.1      Subsidiaries.

   23.1      Consent of KPMG.

   24.1      Power of Attorney (incorporated by reference to the signature page on page S-1 of this Annual Report on Form 10-KSB).


    CERTIFICATION BY E. GREG MCCARTNEY, PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                       OF
                            GENESIS BIOVENTURES, INC.


I,  E.  Greg  McCartney,  certify  that:

1. I have reviewed this annual report on Form 10-KSB of Genesis Bioventures, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light or the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, concluding its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal control's and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly effect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


April  14,  2003                           By:     /s/
                                                   -----------------------
                                                   Name: E. Greg McCartney
                                                         President  and  Chief
                                                         Executive  Officer

          CERTIFICATION BY T.J. LOUIS MCKINNEY, CHIEF FINANCIAL OFFICER
                                       OF
                            GENESIS BIOVENTURES, INC.


I,  T.J.  Louis  McKinney,  certify  that:

1. I have reviewed this annual report on Form 10-KSB of Genesis Bioventures, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light or the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, concluding its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal control's and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly effect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


April  14,  2003                           By:     /s/
                                                   -----------------------------
                                                   Name: T.J. Louis McKinney
                                                         Chief Financial Officer