Form 10KSB/A
period 2002-12-31
GENESIS BIOVENTURES INC
filed 2003-04-17
CIK 1084966

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

     On September 3, 2002 Biotherapies issued a default notice giving the Company six months to cure all defaults. Prior to the expiration of the cure period referred to above, the University of Michigan granted directly to the Company the rights to carry on with the Company's development until further notice. Accordingly, the MSA was terminated subsequent to year ead and the Company no longer has royalty commitments to Biotherapies.


     The Company is currently in discussions with the University of Michigan to conclude a license to the diagnostic applications of the technology, although there can be no assurance that this proposed agreement will be completed.

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

The private placements included warrants to purchase additional common shares as follows:

     - 30,000 warrants to purchase 30,000 common shares at $2.00 per share expiring March, 2004
     - 316,000 warrants to purchase 316,000 common shares at $1.50 per share expiring June, 2004
     - 20,716 warrants to purchase 20,716 common shares at $1.50 per share expiring July, 2004
     - 26,650 warrants to purchase 36,650 common shares at $1.50 per share expiring September, 2004
     - 140,715 warrants to purchase 140,715 common shares at $1.50 per share expiring October, 2004
     - 53,572 warrants to purchase 53,572 common shares at $1.20 per share expiring November, 2004
     - 174,494 warrants to purchase 174,494 common shares at $1.50 per share expiring November, 2004
     - 12,500 warrants to purchase 12,500 common shares at $1.50 per share expiring December, 2004

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

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142 "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized. Separate intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. SFAS No. 142 also establishes a new method of testing goodwill and other intangible assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of that goodwill or other intangible asset below its carrying value. The amortization provisions of SFAS No. 142 apply to goodwill and other intangible assets acquired after June 30, 2001. The Company has adopted the provisions of SFAS NO. 142 for all business combinations after June 30, 2001.

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

RESULTS  OF  OPERATIONS

Year  ended  December  31,  2002  compared  to  December  31,  2001:

For the year ended December 31, 2002, the Company incurred a net loss of $5,923,301 compared to $15,368,941 for the year ended December 31, 2001, a decrease of $9,445,640.

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

The Company, through the wholly owned subsidiary Biomedical Diagnostics is planning to increase its operating budget for 2003 to provide for an additional 9 full-time employees and to purchase additional laboratory equipment necessary for increased research and development activities. The Company has budgeted approximately $1,600,000 for these additional expenditures.

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

     -    auditors' report
     -    consolidated balance sheet as of December 31, 2002 and 2001
     - consolidated statements of income, cash flows and changes in stockholders' equity for the years ended 2002 and 2001 and the period from September 19, 1994 (inception) to December 31, 2002
     -    notes to consolidated financial statements.

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

Commencing for services provided after May 6, 2003 the Audit Committee must pre-approve for the Company's employment of the Company's independent accountants for any non-audit services. The Company hopes to increase the composition of its Audit Committee by adding two (2) non-management directors to the Committee in connection with the Innathera transaction referenced above.

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


Chartered  Accountants
Vancouver,  Canada
April  4,  2003

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
=========================================================================================

Going  concern  (note  1)
Commitments  and  contingencies  (notes  3,  4  and  15)
Proposed business combination and subsequent  events  (notes  3,  9  and  16)


See  accompanying  notes  to  consolidated  financial  statements.

Approved  on  behalf  of  the  Board:


                              Director                                  Director
-----------------------------            ------------------------------

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)

Consolidated  Statements  of  Operations
(Expressed  in  United  States  dollars)

                                                                                                 Period from
                                                                                          September 19, 1994
                                                       Years ended December 31,               (inception) to
                                              -----------------------------------------         December 31,
                                                         2002                  2001                     2002
------------------------------------------------------------------------------------------------------------
Expenses :
   Amortization . . . . . . . . . . . . . . . .  $      1,896,791         $     197,269     $     2,115,488
   Loss on foreign exchange . . . . . . . . . .            69,295                22,682              86,617
   Investor relations:
     Stock-based compensation . . . . . . . . .           289,668               485,706             775,374
     Incurred . . . . . . . . . . . . . . . . .             6,442               248,600             918,446
   Legal and accounting . . . . . . . . . . . .           455,769               455,316           1,548,917
   Listing and share transfer fees. . . . . . .            87,760                46,905             278,714
   Management and consulting fees:
     Stock-based compensation . . . . . . . . .            11,737             2,766,043           4,749,568
     Incurred . . . . . . . . . . . . . . . . .            72,476             1,091,461           1,931,637
   Office and miscellaneous . . . . . . . . . .            40,059                94,359             338,543
   Rent and occupancy costs . . . . . . . . . .            86,875               279,650             478,216
   Salaries and benefits. . . . . . . . . . . .           491,417               173,977             739,440
   Telephone. . . . . . . . . . . . . . . . . .            26,262                21,045             106,603
   Travel and promotion . . . . . . . . . . . .           142,217               216,318           1,083,582
   In-process research and development (note 3)                 -               750,000             750,000
   Research and development . . . . . . . . . .           436,939               102,396             539,335
   Royalty fees . . . . . . . . . . . . . . . .           100,291                     -             100,291
   ---------------------------------------------------------------------------------------------------------
                                                        4,213,998             6,951,727          16,540,771
------------------------------------------------------------------------------------------------------------

Loss before other income (expense) . . . . .           (4,213,998)          (6,951,727)         (16,540,771)

Other income (expense):
   Other income . . . . . . . . . . . . . . . .            34,895                    -               34,895
   Interest income. . . . . . . . . . . . . . .             3,201               11,294               79,675
   Interest and bank charges:
     Incurred . . . . . . . . . . . . . . . . . .        (292,045)            (138,794)            (723,834)
     Amortization of deemed discount (note 9) . .        (566,250)          (1,507,307)          (2,479,593)
   Equity in loss of investments (note 7):
     Prion Developmental Laboratories, Inc. . . .               -           (1,722,844)          (2,436,553)
     Biotherapies, Inc. . . . . . . . . . . . . .      (2,122,373)          (2,061,622)          (5,437,610)
     Biomedical Diagnostics, LLC. . . . . . . . .               -           (2,127,587)          (3,357,253)
   Gain (loss) on debt settlements. . . . . . .         1,233,269             (870,354)             362,915
   ---------------------------------------------------------------------------------------------------------
                                                       (1,709,303)          (8,417,214)         (13,957,358)
------------------------------------------------------------------------------------------------------------

Loss for the period. . . . . . . . . . . . .     $     (5,923,301)        $(15,368,941)     $   (30,498,129)
============================================================================================================

Loss per common share, basic and diluted
(notes 2(k) and 10(f)) . . . . . . . . . . .     $          (0.27)        $      (1.02)     $         (4.05)

============================================================================================================

Weighted average common shares outstanding,
basic and diluted. . . . . . . . . . . . . .           21,922,601           15,107,237            7,625,100

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

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)

Consolidated  Statements  of  Cash  Flows
(Expressed  in  United  States  dollars)

                                                                                                                      Period from
                                                                                                               September 19, 1994
                                                                   Years ended December 31,                        (inception) to
                                                                  --------------------------                         December 31,
                                                                             2002                   2001                     2002
---------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Loss for the period. . . . . . . . . . . . . . . . . . . . . . .  $       (5,923,301)     $    (15,368,941)  $     (30,498,129)
  Items not affecting cash:
    Amortization . . . . . . . . . . . . . . . . . . . . . . . . . .         1,896,791               197,269           2,115,488
    Deemed discount amortization on promissory notes . . . . . . . .           566,250             1,507,307           2,587,926
    Equity in loss on investment of Biomedical Diagnostics LLC . . .                 -             2,127,587           3,357,253
    Equity in loss on investment of Biotherapies, Inc. . . . . . . .         2,122,373             2,061,622           5,437,610
    Equity in loss on investment of Prion Developmental
      Laboratories, Inc. . . . . . . . . . . . . . . . . . . . . . .                 -             1,722,844           2,436,553
    In-process research and development. . . . . . . . . . . . . . .                 -               750,000             750,000
    Stock compensation . . . . . . . . . . . . . . . . . . . . . . .           301,405             3,251,749           4,380,854
    Stock appreciation rights plan . . . . . . . . . . . . . . . . .                 -                29,230              29,230
    Loss (gain) on debt settlement . . . . . . . . . . . . . . . . .        (1,233,269)              870,354            (362,915)
  Changes in operating assets and liabilities:
    Accounts and other receivables . . . . . . . . . . . . . . . . .             7,526                 9,115              (2,736)
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . .           (43,395)               44,466             (49,429)
    Accounts payable and accrued liabilities . . . . . . . . . . . .         1,047,476             1,360,158           4,573,082
  -------------------------------------------------------------------------------------------------------------------------------
  Net cash used in operating activities. . . . . . . . . . . . . . .        (1,258,144)           (1,437,240)         (5,245,213)

Cash flows from investing activities:
  Capital expenditures on property and equipment . . . . . . . . . .            (4,330)              (66,428)           (115,858)
  Purchase of shares and bonds of Biotherapies, Inc. . . . . . . . .                 -                     -          (2,643,976)
  Investment in Prion Developmental Laboratories, Inc. . . . . . . .                 -              (400,000)         (2,436,553)
  Acquisition of Biomedical Diagnostics, LLC, net of cash acquired .                 -            (2,696,756)         (2,696,756)
  Cash acquired on consolidation . . . . . . . . . . . . . . . . . .                 -                 8,617               8,617
  Investment in Biomedical Diagnostics, LLC. . . . . . . . . . . . .                 -                     -          (3,000,000)
  Investment in I.D. Certify, Inc. . . . . . . . . . . . . . . . . .                 -                     -            (800,160)
  Deposit on future acquisitions . . . . . . . . . . . . . . . . . .                 -                     -             (50,000)
  Purchase of short-term investments . . . . . . . . . . . . . . . .                 -                     -            (367,000)
  Redemption of short-term investments . . . . . . . . . . . . . . .                 -               367,000             367,000
  Increase in due from related party . . . . . . . . . . . . . . . .           (51,906)                    -             (51,906)
  -------------------------------------------------------------------------------------------------------------------------------
  Net cash used in investing activities. . . . . . . . . . . . . . .           (56,236)           (2,787,567)        (11,786,592)

Cash flows from financing activities:
  Exercise of share purchase warrants. . . . . . . . . . . . . . . .                 -                     -              63,000
  Exercise of stock options. . . . . . . . . . . . . . . . . . . . .            38,203               218,000             385,803
  Issuance of promissory notes . . . . . . . . . . . . . . . . . . .           174,100             2,443,647           5,842,747
  Repayment of promissory notes. . . . . . . . . . . . . . . . . . .                 -              (600,000)           (600,000)
  Common stock issued for cash . . . . . . . . . . . . . . . . . . .           597,854             2,027,187           5,418,454
  Common stock subscriptions . . . . . . . . . . . . . . . . . . . .           277,750                90,000             367,750
  Preferred stock issued for cash. . . . . . . . . . . . . . . . . .                 -                     -           5,565,911
  -------------------------------------------------------------------------------------------------------------------------------
  Net cash provided by financing activities. . . . . . . . . . . . .         1,087,907             4,178,834          17,043,665
---------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents . . . . . . . .          (226,473)              (45,973)             11,860

Cash and cash equivalents, beginning of period . . . . . . . . . . .           238,333               284,306                   -
---------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period . . . . . . . . . . . . . .$           11,860      $        238,333   $          11,860
=================================================================================================================================


GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)

Consolidated  Statements  of  Cash  Flows,  Continued
(Expressed  in  United  States  dollars)


                                                                                                                      Period from
                                                                                                               September 19, 1994
                                                                   Years ended December 31,                        (inception) to
                                                                  --------------------------                         December 31,
                                                                             2002                   2001                     2002
---------------------------------------------------------------------------------------------------------------------------------
Supplemental disclosure:
Cash paid for:
Income taxes. . . . . . . . . . . . . . . . . . . . . . . . .     $                  -     $               -   $               -
Interest. . . . . . . . . . . . . . . . . . . . . . . . . . .                    4,800                97,871             287,333
Non-cash activities:
Common stock issued to settle promissory
notes payable and accounts payable and
accrued liabilities . . . . . . . . . . . . . . . . . . . . .                2,177,601             4,258,059           8,085,078
Common stock issued for shares of
Biotherapies Inc. and patents . . . . . . . . . . . . . . . .                        -                     -           4,570,700
Discounts and beneficial conversion feature
on promissory notes . . . . . . . . . . . . . . . . . . . . .                  107,852             1,419,715           2,425,121
Deemed dividends on preferred shares. . . . . . . . . . . . .                        -                     -             354,735
Common stock issued on conversion of
preferred shares. . . . . . . . . . . . . . . . . . . . . . .                       12                   106                 194
Contribution to BioMedical Diagnostics, LLC
of rights acquired. . . . . . . . . . . . . . . . . . . . . .                        -                     -           2,680,860
Issuance of common stock and warrants
for share financing services. . . . . . . . . . . . . . . . .                  147,826                75,107             222,933
Issuance of common stock on
acquisition (note 7(a)) . . . . . . . . . . . . . . . . . . .                        -             1,680,000           1,680,000
Shares issued as consideration for
acquisition of 50% interest in LLC (note 3) . . . . . . . . .                        -             4,719,936           4,719,936
Subscription receivable for issued common shares. . . . . . .                        -                15,000              15,000
Common stock issued for fixed assets. . . . . . . . . . . . .                        -                11,189              11,189
Extinguishment of stock appreciation rights plan (note 10(d))                  632,066                     -             632,066
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

At December 31, 2002, the Company holds equity interests in: Biotherapies, Incorporated ("Biotherapies"), a company developing a potential therapeutic for breast cancer; and Prion Developmental Laboratories, Inc. ("PDL"), a private company that is developing a diagnostic test for prion diseases, a family of fatal neurodegenerative diseases that includes BSE or "Mad Cow Disease". Furthermore, Biomedical Diagnostics, LLC ("Diagnostics"), a wholly owned subsidiary, has developed a screening diagnostic for breast cancer and through its license agreements, will be developing potential screening diagnostics for the detection of ovarian and prostate cancers.

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

As of December 31, 2002, the Company is considered to be in the development stage as substantially all efforts are being directed towards the research and related development of medical diagnostics, and the Company has not generated revenues from these principal business activities. The Company's future operations are dependent upon it's ability to conclude a definitive medical technology license agreement with the University of Michigan (notes 3 and 8), third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from its operations. The Company's equity investments have been written down to nil and will likely require additional funding from the Company to continue research and development and other operations activities. The Company continues to experience negative cash flows from operations and is currently not in compliance with the repayment terms on certain promissory note obligations (note 9). The Company has a working capital deficiency at December 31, 2002 of $3,225,195 (2001 - $4,527,725) and during the year ended December 31, 2002 used cash flow in operating activities of $1,258,144 (2001 - $1,437,240). The Company is currently seeking additional funds through future debt or equity financings to offset future cash flow deficiencies. Such financing may not be available or may not be available on reasonable terms. The resolution of this going concern issue is dependent on the realization of management's plans. If management is unsuccessful in raising future debt or equity financings, and ultimately in generating profitable operations, the Company will be required to liquidate assets for amounts that may be materially less than carrying values and curtail or possibly cease operations.

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

     (b)  Use of estimates:

          The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses for the reporting period. Significant areas requiring the use of management estimates relate to the assessment of asset impairment provisions, including medical technology licenses and provisions for contingencies. Significant estimates of future operations and business outcomes were required to determine the allocation of consideration paid to acquired businesses in prior years (note 3), particularly to the determination of the amounts allocated to medical technology licenses and to in-process research and development. Actual results may significantly differ from these estimates.

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

     (g)  Medical technology licenses:

          The Company amortizes the cost of acquired medical technology licenses over the lesser of the license term or the estimated period of benefit. The medical technology licenses acquired through the Diagnostics acquisition (note 3) are being amortized over a period not exceeding 7 years.

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

As at December 31, 2002, the Company has not paid the $1,500,000 has transferred the shares referred to in (i), (ii), (iii) and (iv) above to Biotherapies (note 7(b)), resulting in a gain on settlement of debt.

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

During the year ended December 31, 2002, $248,700 (2001 - $230,000) was paid toward this commitment for a cumulative total of $487,700, therefore was in default of its commitment. In September 2002, Biotherapies issued a default notice giving the Company six months to cure all defaults. Prior to the expiration of the cure period referred to above, the University of Michigan granted directly to the Company the rights to carry on with its development until further notice. Accordingly, the MSA was terminated subsequent to year end and the Company no longer has royalty commitments to Biotherapies. The Company is currently in discussions with the University of Michigan to conclude a license to the diagnostic applications of the technology, although there can be no assurance that this proposed agreement will be completed (note 1).

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)

Notes  to  Consolidated  Financial  Statements
(Expressed  in  United  States  dollars)

Years  ended  December  31,  2002  and  2001
Period  from  September  19,  1994  (inception)  to  December  31,  2002
--------------------------------------------------------------------------------

3.   ACQUISITIONS (CONTINUED):

Biomedical  Diagnostics  LLC  (continued):

The Diagnostics acquisition was recorded by the purchase method with the results of Diagnostics consolidated with the Company's from the date of acquisition on November 30, 2001. Prior to this acquisition, the Company accounted for its investment in Diagnostics using the equity method. The total purchase price and advances of $8,840,408 was allocated to the net assets acquired based upon their relative fair values as follows:

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

          Pursuant to the May 30, 2002 Amendment to the Purchase Agreement (note
          3), the Company transferred to Biotherapies 1,425,413 common shares of the 2,166,300 common shares of Biotherapies originally acquired in escrow, resulting in a reduction of the Company's ownership interest to 8.96% as at December 31, 2002. As a result, the Company has begun accounting for the investment under the cost method. In addition, during the year ended December 31, 2002, the Company determined that an other than temporary decline in value occurred and reduced the carrying value of its investment in Biotherapies to nil.

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

The Company's interest in the medical technology license with the University of Michigan was indirectly held through Biotherapies as at December 31, 2002. Subsequent to December 31, 2002, the University of Michigan directly granted to the Company the rights to carry on with its development until further notice (note 3) and the indirect license arrangement with Biotherapies was terminated. The Company is currently in discussions with the University of Michigan to conclude a license to the diagnostic applications of the technology, although there can be no assurance that this proposed agreement will be completed (note
1).

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
          Expected life of options. . . . . . .    5.0 years   3.8 years
          ===============================================================

     (c)  Share purchase warrants:

          Share purchase warrants outstanding at December 31, 2002 and 2001 to purchase one common share of the Company are as follows:

                                                    Outstanding warrants
                                Exercise price    -------------------------
          Expiry dates               per share          2002       2001
          -----------------------------------------------------------------
          April 2003           $          2.00         181,818    981,818
          May 2003                        3.00               -    250,000
          April 2003                      2.20         145,000    145,000
          July 2003                       3.00          64,000     64,000
          July 2003                       2.50           5,000      5,000
          July 2003                       2.50          62,500     62,500
          August 2003                     2.50          25,900     25,900
          August 2003                     2.50          31,000     31,000
          September 2003                  2.50           5,000      5,000
          -----------------------------------------------------------------
          Carryforward                                 520,218  1,570,218

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)

Notes  to  Consolidated  Financial  Statements
(Expressed  in  United  States  dollars)

Years  ended  December  31,  2002  and  2001
Period  from  September  19,  1994  (inception)  to  December  31,  2002
--------------------------------------------------------------------------------

10.  STOCKHOLDERS' EQUITY (CONTINUED):

     (c)  Share purchase warrants (continued):

                                                    Outstanding warrants
                                Exercise price    -------------------------
          Expiry dates               per share          2002       2001
          -----------------------------------------------------------------
          Brought forward. . . .                       520,218  1,570,218

          October 2003          $          3.00              -     33,776
          October 2004                     2.50         25,000     25,000
          November 2004                    2.50         50,416     50,416
          November 2004                    3.87        140,000    140,000
          December 2004                    2.50        298,534    298,534
          December 2004                    2.50         25,000     25,000
          December 2004                    2.50         29,823     29,823
          November 2006                    2.50        100,000    100,000
          December 2006                    1.93        150,000    150,000
          March 2004                       2.00         30,000          -
          March 2004                       5.75         50,000          -
          June 2004                        1.50        316,000          -
          July 2004                        1.50         20,716          -
          August 2004                      0.70         25,000          -
          September 2004                   1.25         28,571          -
          September 2004                   1.50         26,650          -
          October 2004                     1.50        140,715          -
          October 2004                     1.00         65,000          -
          November 2004                    1.20         53,572          -
          November 2004                    1.50        211,994          -
          December 2004                    1.50         48.959          -
          January 2005                     1.50         22,124          -
          May 2005                         0.64         31,250          -
          August 2005                      0.61         32,787          -
          February 2007                    1.25        150,000          -
          -----------------------------------------------------------------
          Total warrants outstanding, end of year.   2,592,329  2,422,767
          =================================================================

          (i) During 2000, 800,000 warrants were issued to the holders of note payables from the Company. These 800,000 warrants were cancelled during the year ended December 31, 2002. In 2001 upon conversion of these loans to common shares, the warrants along with 181,818 warrants issued on private placements were repriced to an exercise price of $2.00 per share and extended until April 2003 (see note 9(a)).

          (ii) During 2001, 318,776 warrants were issued to holders of note payables from the Company (notes 9(b) and 9(d)). During 2002, 283,776 warrants were cancelled.

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

16.  SUBSEQUENT  EVENTS:

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