Form 10QSB
period 2003-03-31
GENESIS BIOVENTURES INC
filed 2003-05-20
CIK 1084966

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For  the  quarterly  period  ended  MARCH  31,  2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  transition  period  from  ________________  to  _________________


                         Commission file number 0-30252
                                                -------

                            GENESIS BIOVENTURES, INC.
                 (Name of small business issuer in its charter)

           NEW  YORK                                       98-0163232
--------------------------------               ---------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation  or  organization)                     Identification  No.)


1A-3033  KING  GEORGE  HIGHWAY,  SURREY  B.C.  CANADA           V4P  1B8
--------------------------------------------------------------------------------
(Address  of  principal  executive  offices)                   (Zip  Code)

Issuer's  telephone  number:    (604)  542-0820
                                ---------------

--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            CLASS                         OUTSTANDING  AT  MAY  19,  2003

Common Stock, par value $0.0001                  26,598,757

                          TABLE OF CONTENTS


Page
PART I  - FINANCIAL INFORMATION
    Item 1    Financial Statements. . . . . . . . . . . . . . . .   3
    Item 2    Management's Discussion and Analysis. . . . . . . .  15
    Item 3    Controls and Procedures . . . . . . . . . . . . . .  24

PART II - OTHER INFORMATION
    Item 1    Legal Proceedings . . . . . . . . . . . . . . . . .  24
    Item 2    Changes in Securities . . . . . . . . . . . . . . .  25
    Item 3    Default upon Senior Securities. . . . . . . . . . .  25
    Item 4    Submission of Matters to a Vote of Security Holders  25
    Item 5    Other Information . . . . . . . . . . . . . . . . .  25
    Item 6    Exhibits and Reports on Form 8-K. . . . . . . . . .  25


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . .  26



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

SPECIAL  NOTE  REGARDING  INDEPENDENT  ACCOUNTANTS  REVIEW

Our independent accountants, KPMG LLP, have not performed any review procedures at the time of filing this quarterly report on Form 10QSB for the three months ended March 31, 2003, as required under Item 310(b) of Regulation S-B.

ITEM  1.  FINANCIAL  STATEMENTS
GENESIS  BIOVENTURES,  INC.
(a  New  York  Corporation)
(a  development  stage  company)
BALANCE  SHEETS
(Unaudited)
(Expressed  in  United  States  dollars)

                                                                 MARCH 31,     DECEMBER 31,
                                                                   2003           2002
                                                              --------------  -------------
                                                                (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . .  $      13,841   $     11,860
  Accounts and other receivables . . . . . . . . . . . . . .         12,020          2,736
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . .          2,900        153,295
  Due from related party . . . . . . . . . . . . . . . . . .         53,139         51,906
------------------------------------------------------------  --------------  -------------

Total current assets . . . . . . . . . . . . . . . . . . . .         81,900        219,797

Property and equipment, net. . . . . . . . . . . . . . . . .         88,007        108,428

Medical technology licenses, net . . . . . . . . . . . . . .     10,245,275     10,699,272
------------------------------------------------------------  --------------  -------------
Total assets . . . . . . . . . . . . . . . . . . . . . . . .  $  10,415,182   $ 11,025,497
============================================================  ==============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities . . . . . . . . .  $   2,601,571   $  2,384,183
Promissory notes payable (Note 5). . . . . . . . . . . . . .      1,060,809      1,060,809
------------------------------------------------------------  --------------  -------------
Total current liabilities. . . . . . . . . . . . . . . . . .      3,662,380      3,444,992
------------------------------------------------------------  --------------  -------------

STOCKHOLDERS' EQUITY:
Preferred stock, $.0001 par value:
  Authorized 100,000,000 shares;
  Issued: 2003 - 64,562; December 31, 2002 - 64,562. . . . .              6              6
Common stock, $.0001 par value:
  Authorized 100,000,000 shares;
  Issued: 2003 - 26,010,295; December 31, 2002 - 24,768,139.          2,601          2,476
Common share subscription. . . . . . . . . . . . . . . . . .              -        277,750
Additional paid-in capital . . . . . . . . . . . . . . . . .     38,816,631     38,153,137
Deficit accumulated during the development stage . . . . . .    (32,066,436)   (30,852,864)
------------------------------------------------------------  --------------  -------------
Total stockholders' equity . . . . . . . . . . . . . . . . .      6,752,802      7,580,505
------------------------------------------------------------  --------------  -------------
Total liabilities and stockholders' equity . . . . . . . . .  $  10,415,182   $ 11,025,497
============================================================  ==============  =============


Future  operations  (Note  1)
Commitments  and  contingencies  (Note  4)



The  accompanying  notes  are  an  integral  part of these financial statements.

GENESIS  BIOVENTURES,  INC.
(a  New  York  Corporation)
(a  development  stage  company)
STATEMENT  OF  OPERATIONS
(Unaudited)
(Expressed  in  United  States  dollars)

                                                                                 TOTAL FROM
                                                                                 INCEPTION
                                                                               (SEPTEMBER 19,
                                                                                  1994) TO
                                                                                 MARCH 31,
FOR THE THREE MONTHS ENDED MARCH 31,                 2003            2002           2003
---------------------------------------------  ----------------  ------------  -------------

REVENUE . . . . . . . . . . . . . . . . . . .  $             -   $         -   $          -
---------------------------------------------  ----------------  ------------  -------------

EXPENSES:

  Amortization. . . . . . . . . . . . . . . .          474,470       474,089      2,589,958
  Loss on foreign exchange. . . . . . . . . .           11,268         7,308         97,885
  Investor relations:
     Stock-based compensation . . . . . . . .                -             -        775,374
     Incurred . . . . . . . . . . . . . . . .          287,406        28,314      1,221,492
  Legal and accounting. . . . . . . . . . . .           52,423        87,432      1,601,340
  Listing and share transfer fees . . . . . .           64,014        25,949        342,728
  Management and consulting fees:
     Stock-based compensation . . . . . . . .                -        11,737      4,749,568
     Incurred . . . . . . . . . . . . . . . .           33,422        39,858      1,965,059
  Office and miscellaneous. . . . . . . . . .            6,918        15,984        345,461
  Rent and occupancy costs. . . . . . . . . .           24,926        48,793        503,142
  Salaries and benefits . . . . . . . . . . .          111,358       130,198        850,798
  Telephone . . . . . . . . . . . . . . . . .            3,972         4,208        110,575
  Travel and promotion. . . . . . . . . . . .           11,219         6,269      1,094,801
  In-process research and development . . . .                -             -        750,000
  Research and development. . . . . . . . . .           88,759       134,028        628,094
  Royalty fees. . . . . . . . . . . . . . . .                -             -        100,291
---------------------------------------------  ----------------  ------------  -------------
                                                     1,185,795      1,014,167    17,626,275
---------------------------------------------  ----------------  ------------  -------------

LOSS BEFORE OTHER ITEMS:. . . . . . . . . . .       (1,185,795)   (1,014,167)   (17,626,275)
  Interest income . . . . . . . . . . . . . .            1,233         3,381         80,908
  Other income. . . . . . . . . . . . . . . .           30,128             -         63,964
  Interest and bank charges:
     Incurred . . . . . . . . . . . . . . . .          (59,138)      (70,251)      (782,972)
     Amortization of deemed discount. . . . .                -      (322,742)    (2,479,593)
  Equity in loss of:
    Prion Developmental Laboratories, Inc.. .                -             -     (2,436,553)
    Biotherapies, Inc.. . . . . . . . . . . .                -      (557,671)    (5,437,610)
    Biomedical Diagnostics, LLC . . . . . . .                -             -     (3,357,253)
---------------------------------------------  ----------------  ------------  -------------
LOSS BEFORE EXTRAORDINARY ITEM. . . . . . . .       (1,213,572)   (1,961,450)   (31,348,786)
EXTRAORDINARY GAIN ON DEBT SETTLEMENTS. . . .                -        67,013        362,915
---------------------------------------------  ----------------  ------------  -------------
NET LOSS. . . . . . . . . . . . . . . . . . .  $    (1,213,572)  $(1,894,437)  $(31,711,701)
=============================================  ================  ============  =============


WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING       25,580,026    20,146,663      8,143,045
=============================================  ================  ============  =============
BASIC AND FULLY DILUTED LOSS PER COMMON SHARE
 BEFORE EXTRAORDINARY ITEM. . . . . . . . . .  $          0.05   $      0.10   $       3.89
=============================================  ================  ============  =============

BASIC AND FULLY DILUTED LOSS PER COMMON SHARE  $          0.05   $      0.09   $       3.89
=============================================  ================  ============  =============


The  accompanying  notes  are  an  integral  part of these financial statements.

GENESIS  BIOVENTURES,  INC.
(a  New  York  Corporation)
(a  development  stage  company)
STATEMENT  OF  STOCKHOLDERS'  EQUITY
(Unaudited)
(Expressed  in  United  States  dollars)


MARCH  31,  2003
----------------

                                                                                                        DEFICIT
                            COMMON SHARES        COMMON SHARE        PREFERRED SHARES                  ACCUMULATED
                          -----------------      SUBSCRIPTIONS      -----------------    ADDITIONAL      DURING          TOTAL
                          NUMBER               --------------      NUMBER                 PAID-IN      DEVELOPMENT    STOCKHOLDERS'
                         OF SHARES   AMOUNT    NUMBER   AMOUNT    OF SHARES   AMOUNT      CAPITAL         STAGE          EQUITY
                        ----------   ------    ------   ------    ---------   ------    -----------   ------------    -------------
                                       $                  $                     $           $              $                $
Issue of common
 stock for cash
 on organization
 of the Company . . . .  8,816,992    8,817         -        -            -        -              -              -           8,817
Loss for the period . .          -        -         -        -            -        -              -       (147,192)       (147,192)
-------------------     ----------   ------    ------   ------    ---------   ------    -----------   ------------    -------------
Balance,
  December 31, 1995. . . 8,816,992    8,817         -        -            -        -              -       (147,192)       (138,375)

Consolidation of
  shares in
  November on a 50
  for 1 basis . . . . . (8,640,456)  (8,799)        -        -            -        -          8,799              -               -
Loss for the period .            -        -         -        -            -        -              -       (184,403)       (184,403)
-------------------     ----------   ------    ------   ------    ---------   ------    -----------   ------------    -------------

Balance,
  December 31, 1996. . .   176,536       18         -        -            -        -          8,799       (331,595)       (322,778)

Issue of common
  stock for
  settlement of debt. .  3,000,000      300         -        -            -        -        119,700              -         120,000
Loss for the period .            -        -         -        -            -        -              -       (191,118)       (191,118)
-------------------     ----------   ------    ------   ------    ---------   ------    -----------   ------------    -------------

Balance,
  December 31, 1997. .   3,176,536      318         -        -            -        -        128,499       (522,713)       (393,896)

Issue of common
  stock for
  settlement of debt. .  3,000,000      300         -        -            -        -        347,095              -         347,395
Issue of common
  stock for cash. . . .  1,010,000      101         -        -            -        -        708,736              -         708,837
Loss for the period . .          -        -         -        -            -        -              -     (1,077,958)     (1,077,958)
-------------------     ----------   ------    ------   ------    ---------   ------    -----------   ------------    -------------

Balance,
  December 31, 1998. .   7,186,536      719         -        -            -        -      1,184,330     (1,600,671)       (415,622)

Issue of common
  stock for
  settlement of debt. .    872,500       87         -        -            -        -        872,413              -         872,500
Common stock returned .        (39)       -         -        -            -        -              -              -               -
Issue of common
  stock for services. .     60,000        6         -        -            -        -         59,994              -          60,000
Issue of common
  stock for shares of
  Biotherapies
  Incorporated . . . .      60,000        6         -        -            -        -        239,994              -         240,000
Issue of preferred
  stock for cash
  (net of beneficial
  feature) . . . . . .           -        -         -        -    2,000,000      200      5,210,976              -       5,211,176
Fair value of options
  issued to consultants          -        -         -        -            -        -         81,252              -          81,252

                                                                                                        DEFICIT
                            COMMON SHARES        COMMON SHARE        PREFERRED SHARES                  ACCUMULATED
                          -----------------      SUBSCRIPTIONS      -----------------    ADDITIONAL      DURING          TOTAL
                          NUMBER               --------------      NUMBER                 PAID-IN      DEVELOPMENT    STOCKHOLDERS'
                         OF SHARES   AMOUNT    NUMBER   AMOUNT    OF SHARES   AMOUNT      CAPITAL         STAGE          EQUITY
                        ----------   ------    ------   ------    ---------   ------    -----------   ------------    -------------
                                       $                  $                     $           $              $                $
Beneficial feature
  of preferred
  stock issued. . . .            -        -         -        -            -        -        354,735              -         354,735
Deemed dividends
  on preferred stock
  (note 9(a)) . . . .            -        -         -        -            -        -        232,065       (232,065)              -
Loss for the period . .          -        -         -        -            -        -              -     (1,737,210)     (1,737,210)
-------------------     ----------   ------    ------   ------    ---------   ------    -----------   ------------    -------------

Balance,
  December 31, 1999. . . 8,178,997      818         -        -    2,000,000      200      8,235,759     (3,569,946)      4,666,831

Issue of common
  stock for
  settlement of debt. .    240,528       24         -        -            -        -        309,498              -         309,522
Exercise of share
  purchase warrants
  for cash. . . . . . .      9,000        1         -        -            -        -         62,999              -          63,000
Exercise of
  stock options
  for cash. . . . . . .     68,500        7         -        -            -        -        129,593              -         129,600
Issue of common stock
  for cash (net of
  cash share issue
  costs of $214,139
  and non-cash of
  $26,500). . . . . . . .  629,586       63         -        -            -        -      2,058,013              -       2,058,076
Issue of common stock
  for financing
  services provided . . .    2,000        -         -        -            -        -         26,500              -          26,500
Issue of common stock
  on acquisition
  (note 6(d)). . . . . . 1,100,000      110         -        -            -        -      4,330,590              -       4,330,700
Issue of warrants to
  holders of promissory
  notes. . . . . . . . .         -        -         -        -            -        -        897,554              -         897,554
Issue of common stock
  on conversion of
  convertible
  preferred shares . . .   758,464       76         -        -     (758,464)     (76)             -              -               -
Deemed dividends on
  preferred stock . . .          -        -         -        -            -        -        122,670       (122,670)              -
Fair value of options
  issued to employees
  and consultants . . .          -        -         -        -            -        -        686,448              -         686,448
Common stock
  subscribed, not
  issued . . . . . . . .         -        -   150,001        -            -        -              -              -         150,001
Note receivable share
  subscriptions . . . . .        -        -  (150,001)       -            -        -              -              -        (150,001)
Loss for the period . . .        -        -         -        -            -        -              -     (5,868,006)     (5,868,006)
-------------------     ----------   ------    ------   ------    ---------   ------    -----------   ------------    -------------

Balance,
  December 31, 2000. .  10,987,075    1,099         -        -    1,241,536      124     16,859,624     (9,560,622)      7,300,225

Issue of common stock
  for settlement of
  debt and accrued
 interest (note 8(a)) .  1,004,605      100         -        -            -        -      1,757,959              -       1,758,059
Issue of common stock
  for cash (net of
  $15,001 non-cash
  issue costs). . . . .     70,589        7         -        -            -        -        134,994              -         135,001
Issue of common stock
  for share financing
  services provided . .     21,559        2         -        -            -        -         42,549              -          42,551

                                                                                                        DEFICIT
                            COMMON SHARES        COMMON SHARE        PREFERRED SHARES                  ACCUMULATED
                          -----------------      SUBSCRIPTIONS      -----------------    ADDITIONAL      DURING          TOTAL
                          NUMBER               --------------      NUMBER                 PAID-IN      DEVELOPMENT    STOCKHOLDERS'
                         OF SHARES   AMOUNT    NUMBER   AMOUNT    OF SHARES   AMOUNT      CAPITAL         STAGE          EQUITY
                        ----------   ------    ------   ------    ---------   ------    -----------   ------------    -------------
                                       $                  $                     $           $              $                $
Issuance of common
  stock for cash
  (net of cash share
  issue costs of
  $86,515 and non-cash
  of $27,550). . . . . .   691,000       69         -        -            -        -        957,366              -         957,435
Issue of common stock
  on conversion of
  convertible
  preferred  shares . .  1,064,974      106         -        -   (1,064,974)    (106)             -              -               -
Issue of common stock
  on settlement of
  debt and accrued
  interest (note 8(a)).  2,000,000      200         -        -            -        -      2,499,800              -       2,500,000
Issue of common stock
  for goods and
 services provided . .     111,510       11    50,000   91,250            -        -        237,849              -         329,110
Stock options
  exercised . . . . .      196,500       20         -        -            -        -        217,980              -         218,000
Shares issued to
  Biotherapies, Inc.
  (note 5). . . . . .      600,000       60         -        -            -        -      1,679,940              -       1,680,000
Fair value of options
  and warrants issued
  to consultants and
  major shareholders
  for consulting and
  general financing
  services. . . . . .            -        -         -        -            -        -      2,922,628              -       2,922,628
Shares issued to
  Biotherapies Inc.
  (note 3(a)). . . . .   2,524,030      252         -        -            -        -      4,719,684              -       4,719,936
Issue of common stock
  for cash (net of
  $93,451 of cash and
  $32,556 of non-cash
  share issue costs) .     667,101       67         -        -            -        -        874,577              -         874,644
Subscription receivable
  for issued shares . .          -        -         -        -            -        -        (15,000)             -         (15,000)
Common stock
  subscribed, not issued         -        -    60,000   90,000            -        -              -              -          90,000
Fair value of warrants
  issued for share
  financing costs . . .          -        -         -        -            -        -         32,556              -          32,556
Issue of common stock
  for property and
  equipment. . . . . .       5,889        1         -        -            -        -         11,188              -          11,189
Dilution gain on shares
  issued by investee. .          -        -         -        -            -        -         53,635              -          53,635
Fair value of options
  and warrants issued
  to promissory note
  holders. . . . . . . .         -        -         -        -            -        -        885,427              -         885,427
Fair value of beneficial
  conversion feature of
  promissory note issued         -        -         -        -            -        -        534,288              -         534,288
Loss for the period . .          -        -         -        -            -        -              -    (15,368,941)    (15,368,941)
-------------------     ----------   ------   -------  -------    ---------   ------    -----------   ------------    -------------
Balance,
  December 31, 2001.   19,944,832     1,994   110,000  181,250      176,562       18     34,407,044    (24,929,563)      9,660,743
Issue of common stock
  previously
  subscribed for . .      110,000        11  (110,000)(181,250)           -        -        181,239              -               -

                                                                                                        DEFICIT
                            COMMON SHARES        COMMON SHARE        PREFERRED SHARES                  ACCUMULATED
                          -----------------      SUBSCRIPTIONS      -----------------    ADDITIONAL      DURING          TOTAL
                          NUMBER               --------------      NUMBER                 PAID-IN      DEVELOPMENT    STOCKHOLDERS'
                         OF SHARES   AMOUNT    NUMBER   AMOUNT    OF SHARES   AMOUNT      CAPITAL         STAGE          EQUITY
                        ----------   ------    ------   ------    ---------   ------    -----------   ------------    -------------
                                       $                  $                     $           $              $                $
Issue of common stock
  for cash (net of
  cash share issue
  costs of $104,958
  and non-cash of
  $147,826) . . . . .      823,786       82   447,128  277,750            -        -        449,946              -         727,778

Issue of common stock
  on conversion of
  convertible preferred
  shares . . . . . . .     112,000       12         -        -     (112,000)     (12)             -              -               -
Issue of common stock
  for services provided
  and settlement of
  accounts payable and
  accrued liabilities. .   498,377       50         -        -            -        -        556,028              -         556,078
Issuance of common stock
  for settlement of debt
  and accrued interest.  3,243,047      324         -        -            -        -      1,621,199              -       1,621,523
Stock options exercised .   36,097        3         -        -            -        -         38,200              -          38,200
Fair value of options
  and warrants issued
  to promissory note
  holders. . . . . . . .         -        -         -        -            -        -         76,815              -          76,815
Fair value of beneficial
  conversion feature
  of promissory note. . .        -        -         -        -            -        -         31,037              -          31,037
Extinguishment of stock
  appreciation rights plan       -        -         -        -            -        -        632,066              -         632,066
Fair value of stock
  options issued to
  consultants . . . . . .        -        -         -        -            -        -         11,737              -          11,737
Fair value of warrants
  issued for share
  financing costs . . . .        -        -         -        -            -        -        147,826              -         147,826
Loss for the period . .          -        -         -        -            -        -              -     (5,923,301)     (5,923,301)
-------------------     ----------   ------   -------  -------    ---------   ------    -----------   ------------    -------------
Balance,
  December 31, 2002. . .24,768,139    2,476   447,128  277,750       64,562        6     38,153,137    (30,852,864)      7,580,505
Issue of common stock
  Previously
  subscribed for . . . .   447,128       45  (447,128)(277,750)           -        -        277,705              -               -
Issue of common stock
  for cash (net of
 cash share issue
 costs of $55,802) . . .   226,711       23         -        -            -        -         62,977              -          63,000
Issue of common stock
  for services provided
  and settlement of
  accounts payable and
  accrued liabilities. .   568,317       57         -        -            -        -        322,812              -         322,869
Loss for the period . .          -        -         -        -            -        -              -     (1,213,572)              -
-------------------     ----------   ------   -------  -------    ---------   ------    -----------   ------------    -------------

Balance,
  March 31, 2003 . . .  26,010,295    2,601         -        -       64,562        6     38,816,631    (32,066,436)      6,752,802
===================     ==========   ======   =======  =======    =========   ======    ===========   ============    =============



The  accompanying  notes  are  an  integral  part  of these financial statements

GENESIS  BIOVENTURES,  INC.
(a  New  York  Corporation)
(a  development  stage  company)
STATEMENT  OF  CASH  FLOWS
(Unaudited)
(Expressed  in  United  States  dollars)

                                                                                                   TOTAL FROM
                                                                                                   INCEPTION,
                                                                                                 (SEPTEMBER 19,
                                                                                                    1994) TO
                                                                                                    MARCH 31,
FOR THE THREE MONTHS ENDED MARCH 31,                                    2003            2002          2003
----------------------------------------------------------------  ----------------  ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    (1,213,572)  $(1,894,437)  $(31,711,701)
Items not affecting cash:
Amortization . . . . . . . . . . . . . . . . . . . . . . . . . .          474,470       474,089      2,589,958
Equity in loss of Biomedical Diagnostics LLC . . . . . . . . . .                -             -      3,357,253
Equity in loss of Biotherapies, Inc. . . . . . . . . . . . . . .                        557,671      5,437,610
Equity in loss of Prion Developmental Laboratories Inc.. . . . .                -             -      2,436,553
In-process research and development. . . . . . . . . . . . . . .                -             -        750,000
Stock compensation . . . . . . . . . . . . . . . . . . . . . . .          287,406        11,737      4,668,260
Stock appreciation rights plan . . . . . . . . . . . . . . . . .                -             -         29,230
Deemed discount amortization on promissory notes . . . . . . . .                        322,742      2,587,926
Extraordinary loss on debt settlement. . . . . . . . . . . . . .                -       (67,013)      (362,915)
Changes in operating assets and liabilities:
Amounts and other receivables. . . . . . . . . . . . . . . . . .           (9,284)       (1,283)       (12,020)
Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . .          150,395         7,000        100,966
  Accounts payable and accrued liabilities . . . . . . . . . . .          252,851       241,451      4,825,933
----------------------------------------------------------------  ----------------  ------------  -------------
                                                                          (57,734)     (348,043)    (5,302,947)
                                                                  ----------------  ------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures on property and equipment . . . . . . . . .           (2,052)       (1,150)      (117,910)
Purchase of shares of Biotherapies Inc.. . . . . . . . . . . . .                -             -     (2,643,976)
Investment in Prion Developmental Laboratories, Inc. . . . . . .                -             -     (2,436,553)
Investment in Biomedical Diagnostics LLC . . . . . . . . . . . .                -             -     (3,000,000)
Investment in I.D. Certify, Inc. . . . . . . . . . . . . . . . .                -             -       (800,160)
Acquisition of Biomedical Diagnostics, LLC, net of cash acquired                -             -     (2,696,756)
Cash acquired on consolidation . . . . . . . . . . . . . . . . .                -             -          8,617
Deposit on future acquisitions . . . . . . . . . . . . . . . . .                -             -        (50,000)
  Purchase of short-term investments . . . . . . . . . . . . . .                -             -       (367,000)
  Redemption of short-term investments . . . . . . . . . . . . .                -             -        367,000
  Increase in due from related party . . . . . . . . . . . . . .           (1,233)            -        (53,139)
----------------------------------------------------------------  ----------------  ------------  -------------
                                                                           (3,285)       (1,150)   (11,789,877)
                                                                  ----------------  ------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of share purchase warrants. . . . . . . . . . . . . . .                -             -         63,000
Exercise of stock options. . . . . . . . . . . . . . . . . . . .                -       385,803
Issuance of promissory notes . . . . . . . . . . . . . . . . . .                -             -      5,842,747
Repayment of promissory notes. . . . . . . . . . . . . . . . . .                -      (600,000)
Common stock issued for cash . . . . . . . . . . . . . . . . . .           63,000        57,800      5,481,454
  Common stock subscriptions . . . . . . . . . . . . . . . . . .                         60,000        367,750
  Preferred stock issued for cash. . . . . . . . . . . . . . . .                -             -      5,565,911
----------------------------------------------------------------  ----------------  ------------  -------------
                                                                           63,000       117,800     17,106,665
                                                                  ----------------  ------------  -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS . . . . . .            1,981      (231,393)        13,841
CASH AND CASH EQUIVALENTS, BEGINNING . . . . . . . . . . . . . .           11,860       238,333              -
----------------------------------------------------------------  ----------------  ------------  -------------
CASH AND CASH EQUIVALENTS, ENDING. . . . . . . . . . . . . . . .  $        13,841   $     6,940   $     13,841
================================================================  ================  ============  =============


The  accompanying  notes  are  an  integral  part of these financial statements.

GENESIS  BIOVENTURES,  INC.
(a  New  York  Corporation)
(a  development  stage  company)
STATEMENT  OF  CASH  FLOWS
(Unaudited)
(Expressed  in  United  States  dollars)

                                                                                                     TOTAL FROM
                                                                                                     INCEPTION,
                                                                                                   (SEPTEMBER 19,
                                                                                                      1994) TO
                                                                                                      MARCH 31,
FOR THE THREE MONTHS ENDED MARCH 31,                                           2003          2002       2003
------------------------------------------------------------------------  ---------------  --------  ----------
                                                                                                      RESTATED
SUPPLEMENTAL DISCLOSURE:
Cash paid for:
   Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $             -  $      -  $        -
   Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              552       139     287,885
Non-cash activities
   Common stock issued to settle promissory notes payable and
     accounts payable and accrued liabilities. . . . . . . . . . . . . .           35,463   172,432   8,120,541
   Common stock issued for shares of Biotherapies Inc. and patents . . .                -         -   4,570,700
   Discounts and beneficial conversion feature on promissory notes . . .                -         -   2,425,121
   Deemed dividends on preferred shares. . . . . . . . . . . . . . . . .                -         -     354,735
   Common stock issued on conversion of preferred shares . . . . . . . .                -         -         194
   Contribution to BioMedical Diagnostics, LLC of rights acquired. . . .                -         -   2,680,860
   Issuance of common stock and warrants for share financing services. .                -         -     222,933
   Issuance of common stock on acquisition . . . . . . . . . . . . . . .                -         -   1,680,000
   Shares issued as consideration for acquisition of 50% interest in LLC                -         -   4,719,336
   Subscription receivable for issued common shares. . . . . . . . . . .                -         -      15,000
   Common stock issued for fixed assets. . . . . . . . . . . . . . . . .                -         -      11,189
   Extinguishment of stock appreciation rights plan. . . . . . . . . . .                -         -     632,066


The  accompanying  notes  are  an  integral  part of these financial statements.

GENESIS  BIOVENTURES,  INC.
(a  New  York  Corporation)
(a  development  stage  company)
NOTES  TO  THE  FINANCIAL  STATEMENTS
(Unaudited)
(Expressed  in  U.S.  dollars)

MARCH  31,  2003
----------------

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

The Company's future operations are dependent upon the Company's ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from its investments. Furthermore, the Company's equity investments may require additional funding from the Company to continue research and development and other operating activities. As of March 31, 2003, the Company is considered to be in the development stage as the Company has not generated revenues, and has experienced negative cash flow from operations and is in default of promissory note obligations totalling $883,647. The Company had a working capital deficiency of $5,089,701 as at March 31, 2003. The Company does not have sufficient working capital to sustain operations until the end of the year and is in immediate need of cash financing. The Company is currently looking to secure additional funds through future debt or equity financings. Such financings may be not available or may not be available on reasonable terms. If the Company is unable to obtain required financing, it may have to reduce or cease operations or liquidate certain assets.

2.     BASIS  OF  PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for a complete set of annual financial statements. The Company believes that its disclosures are adequate so that the information presented is not misleading. These condensed Financial Statements should be read with the Annual Audited Financial Statements and the Notes thereto included in the Company's Annual Report on Form 10-KSB and other reports filed with the SEC. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of results of the financial position and the operations have been included in the consolidated financial statements. Results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2003.

The balance sheet at December 31, 2002 has been derived from audited financial statements at that date. A summary of the Company's significant accounting policies and other information necessary to understand the consolidated financial statements is included in the Company's audited financial statements for the year ended December 31, 2002 and 2001 as contained in the Company's Form 10-KSB for its year ended December 31, 2002. Such financial statements should be read in connection with these financial statements.

3.     STOCK  BASED  COMPENSATION

                                                                                       PERIOD FROM
                                                   PERIOD ENDED MARCH 31,           SEPTEMBER 19, 1994
                                                 --------------------------       (INCEPTION) TO MARCH
                                                     2003         2002                  31, 2003
-------------------------------------------------------------------------------------------------------
Net loss as reported. . . . . . . . . . . . . . .  $1,213,572   $1,894,437           $31,711,701

Total stock-based compensation expense
determined under fair value method                          -       49,797             1,234,677
-------------------------------------------------------------------------------------------------------

Pro forma . . . . . . . . . . . . . . . . . . . . . 1,213,572    1,944,234            32,946,378

Basic and diluted loss per share:
  As reported. . . . . . . . . . . . . . . . . . . $     0.05   $     0.09           $      3.89
  Pro forma. . . . . . . . . . . . . . . . . . . . $     0.05   $     0.10           $      3.89
=======================================================================================================


4.     COMMITMENTS  AND  CONTINGENCIES

(a)     Proposed  Transactions

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

     The merged companies would focus on the continued development and the global commercialization of the Mammastatin Serum Assay (MSA) breast cancer risk assessment tool, as well as the research and development of Innathera's novel innovative agent anti cancer compounds. Those compounds include INATH 011, which is a monoclonal antibody that has been shown to significantly reduce the proliferation of breast and prostate cells and INATH 016, an angiogenesis agent that has shown efficacy in colorectal and liver cancer.

(b)     University  Of  Michigan  License

     The mammastatin technology was originally sub-licensed by a third party to Biomedical Diagnostics. The original license was terminated and the University of Michigan granted directly to the Company the rights to carry on with the Company's development until further notice. The termination of the license cancels all royalty and milestone commitments by the Company to the third party.

     Subsequent to March 31, 2003, the University of Michigan granted exclusive worldwide licensing rights to the Company for diagnostic uses of the mammastatin technology.

(c)     Legal  Proceedings

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

     On December 18, 2001, the former president of the Company filed a Statement of Claim in the Supreme Court of British Columbia against the Company, two Directors of the Company and their related management Company seeking damages for breach of contract and wrongful dismissal. The plaintiff is seeking general and special damages including the value of 500,000 Company shares and 90,000 Company stock options. The Company has denied all claims and has taken the position that the Company shares and stock option claimed were to be performance based according to a formula, which was never agreed upon. The Company also believes that the former president was terminated as allowed for under the consulting agreement. The Company has filed a counter claim against the former president of the Company for damages for breach of contract and fraudulent or negligent misrepresentation.

     The Company has determined that it is not possible at this time to predict the final outcome of these legal proceedings and that it is not possible to establish a reasonable estimate of possible damages, if any, or reasonable to estimate the range of possible damages that may be awarded to the plaintiffs. Any adjustments to the amounts recognized will be recorded when determinable.

5.     PROMISSORY  NOTES  PAYABLE

During the three months ended March 31, 2003, no additional loans were received or repaid. As at March 31, 2003, loans with a principle balance of $1,016,147 (2002 - $883,647) were in default. The lenders have not demanded repayment. Discounts on promissory notes amortized to interest expense during the three months ended March 31, 2003 totalled $nil (2002 - $280,302).

6.     STOCK  TRANSACTIONS

During the quarter ended March 31, 2003, the Company issued 447,128 common shares which had been subscribed and paid for in December 2002.

During the quarter ended March 31, 2003, 443,317 common shares were issued for services valued at $287,406.

During the quarter ended March 31, 2003, the Company issued 125,000 common shares to settle accounts payable and accrued liabilities of $35,463.

During the quarter ended March 31, 2003, 226,711 units were issued for net proceeds of $118,801. Each unit consists of one common share of the Company and one-half share purchase warrant, with two one-half warrants exercisable to purchase an additional common share at an exercise price of $1.50 per share. Those warrants expire between November 2004 and January 2005.

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

Effective January 1, 2002, the Company has adopted the provisions in FASB Statement of Financial and Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under this standard, an impairment loss, calculated as the difference between the carrying amount and the fair value of the asset, should be recognized on long-lived assets held and used only if the carrying amount of the asset is not recoverable from its undiscounted cash flows. Long-lived assets to be disposed other than by sale are considered held and use, until they are disposed of. Long-lived assets to be disposed of by sale are measured at the lower of carrying amount or fair value less cost to sell.

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - transition and disclosure, an Amendment to FASB Statement No.
123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure provisions of SFAS No. 148 and has presented the pro forma effects of SFAS No. 123 for the three months ended March 31, 2003.

8.     SUBSEQUENT  EVENT

On May 14, 2003, the Company announced the signing of an agreement with the University of Michigan for the direct, exclusive, world wide rights to license the mammastatin technology.

During August and September 2001, the Company raised a further $123,647 through the issuance of promissory notes to third parties. The notes bear interest from 10% per annum to 5% per month, are unsecured and mature 3 to 6 months after issuance. Warrants to acquire 30,000 common shares were issued as consideration for the loans with a fair value of $31,580 and is amortized over the term of the loans to interest expense. These notes are in default at March 31, 2003.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

OVERVIEW

CORPORATE  PROFILE

Genesis Bioventures, Inc. (AMEX: GBI) is a New York corporation, having its administrative offices in Surrey, British Columbia, Canada and its Research and Development production facility in Ann Arbor, Michigan.

The Company is a North American based biomedical company with its primary focus on the development and marketing of its breast cancer risk assessment tool. The Company is involved with its portfolio companies, which are involved in cancer therapy and neurodegenerative diagnostics.

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

     Since 1998, GBI has invested approximately $5.4 million in Biotherapies, which includes $2.5 million cash contributed under an investment agreement and through direct share purchases, plus an additional $2.5 million based on a share transfer arrangement with a prior investor in Biotherapies and $0.4 million in debt converted to shares. GBI's decision to return Biotherapies' shares to settle the $1.5 million obligation regarding the acquisition of Biomedical Diagnostics resulted in the return of 1,425,413 Biotherapies shares to Biotherapies as discussed below. As at March 31, 2003 GBI retained a 9% equity ownership in Biotherapies.

4.   BIOMEDICAL  DIAGNOSTICS,  LLC

     Biomedical Diagnostics, LLC (Biomedical Diagnostics) was initially formed by Biotherapies and the Company for the purpose of developing proprietary cancer screening products. Its initial product development effort is commercializing the Mammastatin Serum Assay ("MSA") as a risk-screening tool for breast cancer.

5.   UNIVERSITY  OF  MICHIGAN  LICENSE  DISCUSSIONS

     On May 14, 2003 the University of Michigan granted exclusive worldwide licensing rights to the Company for the diagnostic uses of the mammastatin technology.

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

Biomedical  Diagnostics  has  an  agreement  with ARUP Laboratories of Salt Lake
City, Utah to market and service the MSA technology. The University of Utah wholly owns ARUP Laboratories. The agreement gives ARUP Laboratories rights to market and service the MSA test to clients worldwide. To March 31, 2003, only a nominal amount has been sold.

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

In 2003, it was alleged that certain promises had been made by the Company's chief executive officer with respect to a $250,000 financing provided to PDL by a shareholder of Efoora. Efoora has claimed that failure to fulfill those promises required a reduction of the Company's interests in PDL, or exchange of those interests for additional interests in Efoora.

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

The competition within the biotechnology sector itself is increasing, so the Company's portfolio companies will encounter competition from existing biotech firms that offer competitive solutions in the same disease area. These competitive biotech companies could develop products that are superior to, or have greater market acceptance, than the products being developed by the portfolio companies. The Company's portfolio companies will have to compete against other biotech companies with greater market recognition and greater financial, marketing and other resources.

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

The merged companies would focus on the continued development and the global commercialization of the Mammastatin Serum Assay (MSA) breast cancer risk assessment tool. Research and development of Innathera's novel innovative agent anti cancer compounds would also continue. Those compounds include INATH 011, which is a monoclonal antibody that has been shown to significantly reduce the proliferation of breast and prostate cells and INATH 016, an angiogenesis agent that has shown efficacy in colorectal and liver cancer.

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

11.  GOVERNMENT  REGULATION  -  BIOTECHNOLOGY  PRODUCT  DEVELOPMENT

GBI and its portfolio companies are developing biotechnology products for use in diagnosing or treating human or animals diseases. As the investments to date are in biotech companies in the United States, these companies are affected by governmental regulations from the United States Food and Drug Administration
(FDA) for products intended to be used for humans and from the United States Department of Agriculture (USDA) for plant and animal products.

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

12.  GOVERNMENT  REGULATION  -  INVESTMENT  COMPANIES

As an operating company, GBI believes that it is not an investment company as that term is defined under the Investment Company Act. Generally, a company must register under the Investment Company Act of 1940 and comply with significant restrictions on operations and transactions with affiliates if its investment securities exceed 40% of the company's total assets, or if it  holds  itself  out  as  being  primarily  engaged  in  the  business  of
investing,  owning  or  holding  securities.  Biomedical    Diagnostics,  the
Company's wholly owned subsidiary, is the focus of most of the Company's assets and future opportunities.

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

14.  RISK  FACTORS

The business and affairs of the Company are impacted by numerous risk factors, which should be considered by an investor or perspective investor.

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

HISTORY OF LOSSES. The Company has incurred net losses of $6,046,243, $15,368,941, and $5,868,006 for the fiscal years ended December 31, 2002, 2001 and 2000 respectively, and incurred a loss of $1,213,572 for this three months ended March 31, 2003. There can be no assurance that the Company will operate profitably in the near future or at all.

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

PENNY STOCK. The Company may be subject to the SEC's "penny stock" rules if the common stock trades below $5.00 per share. These rules require the delivery prior to any penny stock transaction of a disclosure schedule explaining the penny stock market and all associated risks and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, which are generally defined as institutions or an investor with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with the spouse. For these types of transactions the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. In addition, broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting ransactions in the common stock, which could severely limit its market price and liquidity.

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

DESCRIPTION  OF  PROPERTIES

The Company currently maintains its executive offices in approximately 2,000 square feet of space in Surrey, British Columbia and pays rent of approximately $1,850 per month ($3,000 Canadian) pursuant to a lease signed by the Company that expires November 30, 2004. The lease contains a termination clause of six months at the option of the Company. The Company also has a five-year lease on 3,377 square feet of space in Vancouver, British Columbia, Canada, pursuant to a lease, which commenced on April 1, 2001. Monthly lease payments on these offices are approximately $7,826 ($12,041 Cdn) per month. These offices are sub-let for approximately 72% of the monthly lease payment. Biomedical Diagnostics, LLC leases approximately 2,000 square feet of office and laboratory space in Ann Arbor, Michigan pursuant to a lease that expired February 2003. As of March 1, 2003 the lease will be on a month-to-month basis. Monthly lease payments are approximately $3,000 per month.

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - transition and disclosure, an Amendment to FASB Statement No.
123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of account for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure provisions of SFAS No. 148 and has presented the pro forma effects of SFAS No. 123 for the three months ended March 31, 2003.

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

RESULTS  OF  OPERATIONS

Three months ended March 31, 2003 compared to three months ended March 31, 2002:

For the three months ended March 31, 2003, the Company incurred a net loss after extraordinary items of $1,213,572 compared to $1,894,437 for the three months ended March 31, 2002, a decrease of $680,865.

Amortization is calculated on the Company's property and equipment and medical technology licenses. Amortization for the three months ended March 31, 2003 was $474,470 compared to $474,089 for the three months ended March 31, 2002, an increase of $381.

Investor relations are costs incurred by the Company for general financing services and investor relations. These costs increased by $274,732 for the three months ended March 31, 2003 compared to March 31, 2002. Investor relations expenses have increased as the Company increased the number of consultants used during the period.

Legal  and  Accounting  expenses decreased by $35,009 for the three months ended
March 31, 2003 as compared to March 31, 2002 due to a reduction in costs with respect to the decrease of legal matters.

Management and consulting fees decreased by $18,173 for the three months ended March 31, 2003 compared to March 31, 2002. March 31,2002 costs were greater due to the fair value of stock options issued to outside consultants.

Rent and occupancy costs decreased by $23,867 for the three months ended March 31, 2003 compared to March 31, 2002. This decrease reflects a recovery of rental costs due to the sub-lease of office space.

Salaries and benefits decreased by $18,840 for the three months ended March 31, 2003 compared to March 31, 2002 reflecting the reduction of employees in the current period.

Research and development expenses decreased by $45,269 for the three months ended March 31, 2003 compared to March 31, 2002 reflecting the reduced activity pending the re-negotiation of the technology license with the University of Michigan.

Interest and bank charges incurred and amortized, decreased by $333,855 for the three months ended March 31, 2003 due to a decrease in the deemed discounts related to equity instruments issued along with promissory notes. The fair value of the equity instruments issued along with promissory notes is amortized to interest expense over the term of the promissory notes.

Equity in loss of investments decreased by $557,671 for the three months ended March 31, 2003 compared to March 31, 2002. With the acquisition of the remaining 50% equity interest in Biomedical Diagnostics, LLC in 2001, the Company consolidates the LLC's results directly in its operating expenses. As a result, no equity in loss amount is recorded in the current period.

Loss per share was ($.05) for the three months ended March 31, 2003 compared to ($0.09) for the three months ending March 31, 2002. The decrease in loss per share is due to the decreased loss during the period and the increased weighted average number of shares outstanding. The weighted average number of shares outstanding for the three months ended March 31, 2003 was 25,580,026 compared to 20,146,663 for the three months ended March 31, 2002.

The Company's total assets as at March 31, 2003 was $10,415,182 compared to total assets of $11,025,497 as at December 31, 2002. The decrease in the Company's total assets during the three months is due to the amortization of the Company's medical technology licenses totaling $453,997.

Stockholder equity as at March 31, 2003 was $6,752,802 compared to $7,580,505 as at December 31, 2002.

LIQUIDITY  AND  CAPITAL  RESOURCES

Cash flows used in operating activities totaled $57,734 for the three months ended March 31, 2003 compared to $348,043 for the three months ended March 31, 2002.

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

The Company is currently reviewing its options to raise additional capital. It has entered into an agreement with a New York based investment bank to act as financial advisor. In addition to advisory services, the investment bank will be coordinating a strategic senior funding subsequent to the proposed business transaction with Innathera. The funding, when completed, will enable the newly combined entity to further the development and commercialization efforts of all of its products. There can be no assurance that the funding will be completed.

A  summary  of  the  Company's  financial  commitments  are  set  out  below:

                                                                        PAYMENTS DUE BY PERIOD
                                                  LESS THAN 1
CONTRACTUAL OBLIGATIONS             TOTAL            YEAR           1 - 3 YEARS      4 - 5 YEARS     AFTER 5 YEARS
------------------------------------------------------------------------------------------------------------------
Short-term debt. . . . . . . . .   $1,060,809     $1,060,809        $         -      $         -      $          -
Operating leases . . . . . . . .      465,180        165,990            276,190           23,000                 -
                                  --------------------------------------------------------------------------------
Total contractual cash obligations $1,525,989     $1,226,799           $276,190      $    23,000                 -
                                  ================================================================================


As of March 31, 2003, the Company had cash on hand of approximately $13,841 and a working capital deficiency of $3,580,480. In the opinion of management, cash on hand is not sufficient to meet current requirements.

The Company, through the wholly-owned subsidiary Biomedical Diagnostics, LLC, is planning to increase its operating budget for 2003 to provide for an additional 9 full-time employees and to purchase additional laboratory equipment necessary for increased research and development activities. The Company has budgeted approximately $1,600,000 for these additional expenditures.

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

ITEM  3.  CONTROLS  AND  PROCEDURES

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

On March 3, 2003, Biotherapies, Inc. asserted that the Company had defaulted under its MSA Sub-license Agreement, and notices termination of the Company's rights thereunder. The Company has been dealing directly with the licensor, the University of Michigan, which had previously terminated the Biotherapies license. The Company has concluded discussions with the University of Michigan and has been granted a license for the MSA diagnostic technology. (See BUSINESS:
Discussions  with  University  of  Michigan.)

ITEM  2.      CHANGES  IN  SECURITIES

During the three months ended March 31, 2003, the Company issued 447,128 common shares which had been subscribed and paid for in December 2002.

During the three months ended March 31, 2003, 443,317 common shares were issued for services valued at $287,406

During the three months ended March 31, 2003, the Company issued 125,000 common shares to settle accounts payable and accrued liabilities of $35,463.

During the three months ended March 31, 2003, 226,711 units were issued for net proceeds of $118,801, each unit consists of one common share of the Company and one-half share purchase warrant with two one-half warrants exercisable to purchase an additional common share at an exercise price of $1.50 per share. Those warrants expire between November 2004 and January 2005.

ITEM  3.     DEFAULT  UPON  SENIOR  SECURITIES

None

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

The Company did not hold an Annual Meeting of Stockholders in 2002. The next annual general meeting is currently planned for July 2003.

ITEM  5.     OTHER  INFORMATION

On May 14, 2003 the University of Michigan granted exclusive worldwide licensing rights to the Company for the diagnostic uses of the mammastatin technology

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

          (a)     Exhibits

               99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant  to  Section 906 of the Sarbanes- Oxley Act of 2002

          (b)     Reports  on  Form  8-K

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

                                        GENESIS  BIOVENTURES,  INC


                                        By:       /s/  E.  Greg  McCartney
                                                  ------------------------
May 20, 2003                            Name:     E.  Greg  McCartney
------------                                      Chairman, President and Chief
                                                  Executive Officer


                                        By:       /s/  T.J.  Louis  McKinney
                                                  --------------------------
May 20, 2003                            Name:     T.J.  Louis  McKinney
------------                                      Chief  Financial  Officer

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

May   20,  2003                           By:     /s/  E.  Greg McCartney

                                                  ------------------------------
                                                  Name:  E.  Greg  McCartney
                                                  President  and Chief Executive
                                                  Officer

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


May  20,  2003                            By:     /s/  T.J.  Louis McKinney
                                                  ---------------------------
                                                  Name:  T.J.  Louis McKinney
                                                  Chief  Financial  Officer