Form 10QSB/A
period 2003-03-31
GENESIS BIOVENTURES INC
filed 2003-06-05
CIK 1084966

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10QSB/A

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

                                                                                 TOTAL FROM
                                                                                 INCEPTION
                                                                               (SEPTEMBER 19,
                                                                                  1994) TO
                                                                                 MARCH 31,
FOR THE THREE MONTHS ENDED MARCH 31,                 2003            2002           2003
---------------------------------------------  ----------------  ------------  -------------

REVENUE . . . . . . . . . . . . . . . . . . .  $             -   $         -   $          -
---------------------------------------------  ----------------  ------------  -------------

EXPENSES:

  Amortization. . . . . . . . . . . . . . . .          474,470       474,089      2,589,958
  Loss on foreign exchange. . . . . . . . . .           11,268         7,308         97,885
  Investor relations:
     Stock-based compensation . . . . . . . .          287,406             -        775,374
     Incurred . . . . . . . . . . . . . . . .           15,640        28,314      1,221,492
  Legal and accounting. . . . . . . . . . . .           52,423        87,432      1,601,340
  Listing and share transfer fees . . . . . .           64,014        25,949        342,728
  Management and consulting fees:
     Stock-based compensation . . . . . . . .                -        11,737      4,749,568
     Incurred . . . . . . . . . . . . . . . .           33,422        39,858      1,965,059
  Office and miscellaneous. . . . . . . . . .            6,918        15,984        345,461
  Rent and occupancy costs. . . . . . . . . .           24,926        48,793        503,142
  Salaries and benefits . . . . . . . . . . .          111,358       130,198        850,798
  Telephone . . . . . . . . . . . . . . . . .            3,972         4,208        110,575
  Travel and promotion. . . . . . . . . . . .           11,219         6,269      1,094,801
  In-process research and development . . . .                -             -        750,000
  Research and development. . . . . . . . . .           88,759       134,028        628,094
  Royalty fees. . . . . . . . . . . . . . . .                -             -        100,291
---------------------------------------------  ----------------  ------------  -------------
                                                     1,185,795      1,014,167    17,626,275
---------------------------------------------  ----------------  ------------  -------------

LOSS BEFORE OTHER ITEMS:. . . . . . . . . . .       (1,185,795)   (1,014,167)   (17,626,275)
  Interest income . . . . . . . . . . . . . .            1,233         3,381         80,908
  Other income. . . . . . . . . . . . . . . .           30,128             -         63,964
  Interest and bank charges:
     Incurred . . . . . . . . . . . . . . . .          (59,138)      (70,251)      (782,972)
     Amortization of deemed discount. . . . .                -      (322,742)    (2,479,593)
  Equity in loss of:
    Prion Developmental Laboratories, Inc.. .                -             -     (2,436,553)
    Biotherapies, Inc.. . . . . . . . . . . .                -      (557,671)    (5,437,610)
    Biomedical Diagnostics, LLC . . . . . . .                -             -     (3,357,253)
---------------------------------------------  ----------------  ------------  -------------
LOSS BEFORE EXTRAORDINARY ITEM. . . . . . . .       (1,213,572)   (1,961,450)   (31,348,786)
EXTRAORDINARY GAIN ON DEBT SETTLEMENTS. . . .                -        67,013        362,915
---------------------------------------------  ----------------  ------------  -------------
NET LOSS. . . . . . . . . . . . . . . . . . .  $    (1,213,572)  $(1,894,437)  $(31,711,701)
=============================================  ================  ============  =============


WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING       25,580,026    20,146,663      8,143,045
=============================================  ================  ============  =============
BASIC AND FULLY DILUTED LOSS PER COMMON SHARE
 BEFORE EXTRAORDINARY ITEM. . . . . . . . . .  $          0.05   $      0.10   $       3.89
=============================================  ================  ============  =============

BASIC AND FULLY DILUTED LOSS PER COMMON SHARE  $          0.05   $      0.09   $       3.89
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