Form 10QSB/A
period 2003-03-31
GENESIS BIOVENTURES INC
filed 2003-08-06
CIK 1084966

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            CLASS                         OUTSTANDING  AT  JULY 30,  2003

Common Stock, par value $0.0001                  26,873,757

                          TABLE OF CONTENTS


                                                                 Page
PART I  - FINANCIAL INFORMATION
    Item 1    Financial Statements. . . . . . . . . . . . . . . .   3
    Item 2    Management's Discussion and Analysis. . . . . . . .  17
    Item 3    Controls and Procedures . . . . . . . . . . . . . .  27

PART II - OTHER INFORMATION
    Item 1    Legal Proceedings . . . . . . . . . . . . . . . . .  28
    Item 2    Changes in Securities . . . . . . . . . . . . . . .  28
    Item 3    Default upon Senior Securities. . . . . . . . . . .  28
    Item 4    Submission of Matters to a Vote of Security Holders  28
    Item 5    Other Information . . . . . . . . . . . . . . . . .  28
    Item 6    Exhibits and Reports on Form 8-K. . . . . . . . . .  28

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . .  29



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

ITEM  1.  FINANCIAL  STATEMENTS
GENESIS  BIOVENTURES,  INC.
(a  New  York  Corporation)
(a  development  stage  company)
CONSOLIDATED BALANCE  SHEETS
(Unaudited)
(Expressed  in  United  States  dollars)

                                                                 MARCH 31,     DECEMBER 31,
                                                                   2003           2002
                                                              --------------  -------------
                                                            (Restated - Note 4)
                                                                (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . .  $      13,841   $     11,860
  Accounts and other receivables . . . . . . . . . . . . . .         12,020          2,736
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . .          2,900        153,295
  Due from related party . . . . . . . . . . . . . . . . . .              -         51,906
------------------------------------------------------------  --------------  -------------

Total current assets . . . . . . . . . . . . . . . . . . . .         28,761        219,797

Property and equipment, net. . . . . . . . . . . . . . . . .         88,007        108,428

Medical technology licenses, net . . . . . . . . . . . . . .     10,245,275     10,697,272
------------------------------------------------------------  --------------  -------------
Total assets . . . . . . . . . . . . . . . . . . . . . . . .  $  10,362,043   $ 11,025,497
============================================================  ==============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities . . . . . . . . . .  $   2,376,055   $  2,169,233
Accounts payable and accrued liabilities - related parties .        224,115        214,950
Promissory notes payable (Note 6). . . . . . . . . . . . . .        360,809        360,809
Promissory notes payable - related party (Note 6). . . . . .        700,000        700,000
------------------------------------------------------------  --------------  -------------
Total current liabilities. . . . . . . . . . . . . . . . . .      3,660,979      3,444,992
------------------------------------------------------------  --------------  -------------

STOCKHOLDERS' EQUITY:
Preferred stock, $.0001 par value:
  Authorized 100,000,000 shares;
  Issued: 2003 - 64,562; December 31, 2002 - 64,562. . . . .              6              6
Common stock, $.0001 par value:
  Authorized 100,000,000 shares;
  Issued: 2003 - 26,010,295; December 31, 2002 - 24,768,139.          2,601          2,476
Common share subscriptions. . . . . . . . . . . . . . . . . .       122,115        277,750
Additional paid-in capital . . . . . . . . . . . . . . . . .     38,878,456     38,153,137
Deficit accumulated during the development stage . . . . . .    (32,302,114)   (30,852,864)
------------------------------------------------------------  --------------  -------------
Total stockholders' equity . . . . . . . . . . . . . . . . .      6,701,064      7,580,505
------------------------------------------------------------  --------------  -------------
Total liabilities and stockholders' equity . . . . . . . . .  $  10,362,043   $ 11,025,497
============================================================  ==============  =============


Future  operations  (Note  1)
Commitments  and  contingencies  (Note  5)
Subsequent events (Note 9)


The  accompanying  notes  are  an  integral  part of these financial statements.

GENESIS  BIOVENTURES,  INC.
(a  New  York  Corporation)
(a  development  stage  company)
CONSOLIDATED STATEMENT  OF  OPERATIONS
(Unaudited)
(Expressed  in  United  States  dollars)

                                                                                 TOTAL FROM
                                                                                 INCEPTION
                                                                               (SEPTEMBER 19,
                                                                                  1994) TO
                                                                                 MARCH 31,
FOR THE THREE MONTHS ENDED MARCH 31,                 2003            2002           2003
---------------------------------------------  ----------------  ------------  -------------
                                               (Restated-Note 4)            (Restated-Note 4)

REVENUE . . . . . . . . . . . . . . . . . . .  $             -   $         -   $          -
---------------------------------------------  ----------------  ------------  -------------

EXPENSES:

  Amortization. . . . . . . . . . . . . . . .          474,470       474,089      2,589,958
  Loss on foreign exchange. . . . . . . . . .           20,923         7,308        107,540
  Investor relations:
     Stock-based compensation . . . . . . . .          244,461             -      1,019,835
     Incurred . . . . . . . . . . . . . . . .           45,245        28,314        963,691
  Legal and accounting. . . . . . . . . . . .           52,423        87,432      1,601,340
  Listing and share transfer fees . . . . . .           41,764        25,949        320,478
  Management and consulting fees:
     Stock-based compensation . . . . . . . .                -        11,737      4,749,568
     Incurred . . . . . . . . . . . . . . . .           33,422        39,858      1,965,059
  Office and miscellaneous. . . . . . . . . .            6,918        15,984        345,461
  Write-off of advances to related party. . .           53,139             -         53,139
  Rent and occupancy costs. . . . . . . . . .           13,870        48,793        492,086
  Salaries and benefits . . . . . . . . . . .          111,358       130,198        850,798
  Telephone . . . . . . . . . . . . . . . . .            3,972         4,208        110,575
  Travel and promotion. . . . . . . . . . . .           11,219         6,269      1,094,801
  In-process research and development . . . .                -             -        750,000
  Research and development. . . . . . . . . .           88,759       134,028        628,094
  Royalty fees. . . . . . . . . . . . . . . .                -             -        100,291
---------------------------------------------  ----------------  ------------  -------------
                                                     1,201,943     1,014,167     17,742,714
---------------------------------------------  ----------------  ------------  -------------

LOSS BEFORE OTHER ITEMS:. . . . . . . . . . .       (1,201,943)   (1,014,167)   (17,742,714)
  Interest income . . . . . . . . . . . . . .            1,233         3,381         80,908
  Other income. . . . . . . . . . . . . . . .           30,128             -         65,023
  Interest and bank charges:
     Incurred . . . . . . . . . . . . . . . .          (59,138)      (70,251)      (782,972)
     Amortization of deemed discount. . . . .         (219,530)     (322,742)    (2,699,123)
  Equity in loss of:
    Prion Developmental Laboratories, Inc.. .                -             -     (2,436,553)
    Biotherapies, Inc.. . . . . . . . . . . .                -      (557,671)    (5,437,610)
    Biomedical Diagnostics, LLC . . . . . . .                -             -     (3,357,253)
  Gain on debt settlements                                   -        67,013        362,915
---------------------------------------------  ----------------  ------------  -------------
NET LOSS. . . . . . . . . . . . . . . . . . .  $    (1,449,250)  $(1,894,437)  $(31,947,379)
=============================================  ================  ============  =============


WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING       25,580,026    20,146,663      8,143,045
=============================================  ================  ============  =============

BASIC AND DILUTED LOSS PER COMMON SHARE  $          (0.06)   $      (0.09)   $       (3.92)
=============================================  ================  ============  =============


The  accompanying  notes  are  an  integral  part of these financial statements.

GENESIS  BIOVENTURES,  INC.
(a  New  York  Corporation)
(a  development  stage  company)
CONSOLIDATED STATEMENT  OF  STOCKHOLDERS'  EQUITY
(Unaudited)
(Expressed  in  United  States  dollars)


MARCH  31,  2003
----------------

                                                                                                        DEFICIT
                            COMMON SHARES        COMMON SHARE        PREFERRED SHARES                  ACCUMULATED
                          -----------------      SUBSCRIPTIONS      -----------------    ADDITIONAL      DURING          TOTAL
                          NUMBER               --------------      NUMBER                 PAID-IN      DEVELOPMENT    STOCKHOLDERS'
                         OF SHARES   AMOUNT    NUMBER   AMOUNT    OF SHARES   AMOUNT      CAPITAL         STAGE          EQUITY
                        ----------   ------    ------   ------    ---------   ------    -----------   ------------    -------------
                                       $                  $                     $           $              $                $
Issue of common
 stock for cash
 on organization
 of the Company . . . .  8,816,992    8,817         -        -            -        -              -              -           8,817
Loss for the period . .          -        -         -        -            -        -              -       (147,192)       (147,192)
-------------------     ----------   ------    ------   ------    ---------   ------    -----------   ------------    -------------
Balance,
  December 31, 1995. . . 8,816,992    8,817         -        -            -        -              -       (147,192)       (138,375)

Consolidation of
  shares in
  November on a 50
  for 1 basis . . . . . (8,640,456)  (8,799)        -        -            -        -          8,799              -               -
Loss for the period .            -        -         -        -            -        -              -       (184,403)       (184,403)
-------------------     ----------   ------    ------   ------    ---------   ------    -----------   ------------    -------------

Balance,
  December 31, 1996. . .   176,536       18         -        -            -        -          8,799       (331,595)       (322,778)

Issue of common
  stock for
  settlement of debt. .  3,000,000      300         -        -            -        -        119,700              -         120,000
Loss for the period .            -        -         -        -            -        -              -       (191,118)       (191,118)
-------------------     ----------   ------    ------   ------    ---------   ------    -----------   ------------    -------------

Balance,
  December 31, 1997. .   3,176,536      318         -        -            -        -        128,499       (522,713)       (393,896)

Issue of common
  stock for
  settlement of debt. .  3,000,000      300         -        -            -        -        347,095              -         347,395
Issue of common
  stock for cash. . . .  1,010,000      101         -        -            -        -        708,736              -         708,837
Loss for the period . .          -        -         -        -            -        -              -     (1,077,958)     (1,077,958)
-------------------     ----------   ------    ------   ------    ---------   ------    -----------   ------------    -------------

Balance,
  December 31, 1998. .   7,186,536      719         -        -            -        -      1,184,330     (1,600,671)       (415,622)

Issue of common
  stock for
  settlement of debt. .    872,500       87         -        -            -        -        872,413              -         872,500
Common stock returned .        (39)       -         -        -            -        -              -              -               -
Issue of common
  stock for services. .     60,000        6         -        -            -        -         59,994              -          60,000
Issue of common
  stock for shares of
  Biotherapies
  Incorporated . . . .      60,000        6         -        -            -        -        239,994              -         240,000
Issue of preferred
  stock for cash
  (net of beneficial
  feature) . . . . . .           -        -         -        -    2,000,000      200      5,210,976              -       5,211,176
Fair value of options
  issued to consultants          -        -         -        -            -        -         81,252              -          81,252

                                                                                                        DEFICIT
                            COMMON SHARES        COMMON SHARE        PREFERRED SHARES                  ACCUMULATED
                          -----------------      SUBSCRIPTIONS      -----------------    ADDITIONAL      DURING          TOTAL
                          NUMBER               --------------      NUMBER                 PAID-IN      DEVELOPMENT    STOCKHOLDERS'
                         OF SHARES   AMOUNT    NUMBER   AMOUNT    OF SHARES   AMOUNT      CAPITAL         STAGE          EQUITY
                        ----------   ------    ------   ------    ---------   ------    -----------   ------------    -------------
                                       $                  $                     $           $              $                $
Beneficial feature
  of preferred
  stock issued. . . .            -        -         -        -            -        -        354,735              -         354,735
Deemed dividends
  on preferred stock.            -        -         -        -            -        -        232,065       (232,065)              -
Loss for the period . .          -        -         -        -            -        -              -     (1,737,210)     (1,737,210)
-------------------     ----------   ------    ------   ------    ---------   ------    -----------   ------------    -------------

Balance,
  December 31, 1999. . . 8,178,997      818         -        -    2,000,000      200      8,235,759     (3,569,946)      4,666,831

Issue of common
  stock for
  settlement of debt. .    240,528       24         -        -            -        -        309,498              -         309,522
Exercise of share
  purchase warrants
  for cash. . . . . . .      9,000        1         -        -            -        -         62,999              -          63,000
Exercise of
  stock options
  for cash. . . . . . .     68,500        7         -        -            -        -        129,593              -         129,600
Issue of common stock
  for cash (net of
  cash share issue
  costs of $214,139
  and non-cash of
  $26,500). . . . . . . .  629,586       63         -        -            -        -      2,058,013              -       2,058,076
Issue of common stock
  for financing
  services provided . . .    2,000        -         -        -            -        -         26,500              -          26,500
Issue of common stock
  on acquisition . . . . 1,100,000      110         -        -            -        -      4,330,590              -       4,330,700
Issue of warrants to
  holders of promissory
  notes. . . . . . . . .         -        -         -        -            -        -        897,554              -         897,554
Issue of common stock
  on conversion of
  convertible
  preferred shares . . .   758,464       76         -        -     (758,464)     (76)             -              -               -
Deemed dividends on
  preferred stock . . .          -        -         -        -            -        -        122,670       (122,670)              -
Fair value of options
  issued to employees
  and consultants . . .          -        -         -        -            -        -        686,448              -         686,448
Common stock
  subscribed, not
  issued . . . . . . . .         -        -   150,001        -            -        -              -              -         150,001
Note receivable share
  subscriptions . . . . .        -        -  (150,001)       -            -        -              -              -        (150,001)
Loss for the period . . .        -        -         -        -            -        -              -     (5,868,006)     (5,868,006)
-------------------     ----------   ------    ------   ------    ---------   ------    -----------   ------------    -------------

Balance,
  December 31, 2000. .  10,987,075    1,099         -        -    1,241,536      124     16,859,624     (9,560,622)      7,300,225

Issue of common stock
  for settlement of
  debt and accrued
 interest. . . . . . . . 1,004,605      100         -        -            -        -      1,757,959              -       1,758,059
Issue of common stock
  for cash (net of
  $15,001 non-cash
  issue costs). . . . .     70,589        7         -        -            -        -        134,994              -         135,001
Issue of common stock
  for share financing
  services provided . .     21,559        2         -        -            -        -         42,549              -          42,551

                                                                                                        DEFICIT
                            COMMON SHARES        COMMON SHARE        PREFERRED SHARES                  ACCUMULATED
                          -----------------      SUBSCRIPTIONS      -----------------    ADDITIONAL      DURING          TOTAL
                          NUMBER               --------------      NUMBER                 PAID-IN      DEVELOPMENT    STOCKHOLDERS'
                         OF SHARES   AMOUNT    NUMBER   AMOUNT    OF SHARES   AMOUNT      CAPITAL         STAGE          EQUITY
                        ----------   ------    ------   ------    ---------   ------    -----------   ------------    -------------
                                       $                  $                     $           $              $                $
Issuance of common
  stock for cash
  (net of cash share
  issue costs of
  $86,515 and non-cash
  of $27,550). . . . . .   691,000       69         -        -            -        -        957,366              -         957,435
Issue of common stock
  on conversion of
  convertible
  preferred  shares . .  1,064,974      106         -        -   (1,064,974)    (106)             -              -               -
Issue of common stock
  on settlement of
  debt and accrued
  interest.              2,000,000      200         -        -            -        -      2,499,800              -       2,500,000
Issue of common stock
  for goods and
 services provided . .     111,510       11    50,000   91,250            -        -        237,849              -         329,110
Stock options
  exercised . . . . .      196,500       20         -        -            -        -        217,980              -         218,000
Shares issued to
  Biotherapies, Inc..      600,000       60         -        -            -        -      1,679,940              -       1,680,000
Fair value of options
  and warrants issued
  to consultants and
  major shareholders
  for consulting and
  general financing
  services. . . . . .            -        -         -        -            -        -      2,922,628              -       2,922,628
Shares issued to
  Biotherapies Inc.. .   2,524,030      252         -        -            -        -      4,719,684              -       4,719,936
Issue of common stock
  for cash (net of
  $93,451 of cash and
  $32,556 of non-cash
  share issue costs) .     667,101       67         -        -            -        -        874,577              -         874,644
Subscription receivable
  for issued shares . .          -        -         -        -            -        -        (15,000)             -         (15,000)
Common stock
  subscribed, not issued         -        -    60,000   90,000            -        -              -              -          90,000
Fair value of warrants
  issued for share
  financing costs . . .          -        -         -        -            -        -         32,556              -          32,556
Issue of common stock
  for property and
  equipment. . . . . .       5,889        1         -        -            -        -         11,188              -          11,189
Dilution gain on shares
  issued by investee. .          -        -         -        -            -        -         53,635              -          53,635
Fair value of options
  and warrants issued
  to promissory note
  holders. . . . . . . .         -        -         -        -            -        -        885,427              -         885,427
Fair value of beneficial
  conversion feature of
  promissory note issued         -        -         -        -            -        -        534,288              -         534,288
Loss for the period . .          -        -         -        -            -        -              -    (15,368,941)    (15,368,941)
-------------------     ----------   ------   -------  -------    ---------   ------    -----------   ------------    -------------
Balance,
  December 31, 2001.   19,944,832     1,994   110,000  181,250      176,562       18     34,407,044    (24,929,563)      9,660,743
Issue of common stock
  previously
  subscribed for . .      110,000        11  (110,000)(181,250)           -        -        181,239              -               -

                                                                                                        DEFICIT
                            COMMON SHARES        COMMON SHARE        PREFERRED SHARES                  ACCUMULATED
                          -----------------      SUBSCRIPTIONS      -----------------    ADDITIONAL      DURING          TOTAL
                          NUMBER               --------------      NUMBER                 PAID-IN      DEVELOPMENT    STOCKHOLDERS'
                         OF SHARES   AMOUNT    NUMBER   AMOUNT    OF SHARES   AMOUNT      CAPITAL         STAGE          EQUITY
                        ----------   ------    ------   ------    ---------   ------    -----------   ------------    -------------
                                       $                  $                     $           $              $                $
Issue of common stock
  for cash (net of
  cash share issue
  costs of $104,958
  and non-cash of
  $147,826) . . . . .      823,786       82   447,128  277,750            -        -        449,946              -         727,778

Issue of common stock
  on conversion of
  convertible preferred
  shares . . . . . . .     112,000       12         -        -     (112,000)     (12)             -              -               -
Issue of common stock
  for services provided
  and settlement of
  accounts payable and
  accrued liabilities. .   498,377       50         -        -            -        -        556,028              -         556,078
Issuance of common stock
  for settlement of debt
  and accrued interest.  3,243,047      324         -        -            -        -      1,621,199              -       1,621,523
Stock options exercised .   36,097        3         -        -            -        -         38,200              -          38,200
Fair value of options
  and warrants issued
  to promissory note
  holders. . . . . . . .         -        -         -        -            -        -         76,815              -          76,815
Fair value of beneficial
  conversion feature
  of promissory note. . .        -        -         -        -            -        -         31,037              -          31,037
Extinguishment of stock
  appreciation rights plan       -        -         -        -            -        -        632,066              -         632,066
Fair value of stock
  options issued to
  consultants . . . . . .        -        -         -        -            -        -         11,737              -          11,737
Fair value of warrants
  issued for share
  financing costs . . . .        -        -         -        -            -        -        147,826              -         147,826
Loss for the period . .          -        -         -        -            -        -              -     (5,923,301)     (5,923,301)
-------------------     ----------   ------   -------  -------    ---------   ------    -----------   ------------    -------------
Balance,
  December 31, 2002. . .24,768,139    2,476   447,128  277,750       64,562        6     38,153,137    (30,852,864)      7,580,505
Issue of common stock
  Previously
  subscribed for . . . .   447,128       45  (447,128)(277,750)           -        -        277,705              -               -
Issue of common stock
  for cash (net of
 cash share issue
 costs of $ $36,281
 and non-cash of $36,281)  226,711       23         -        -            -        -         43,946              -         $43,969

Common share subscriptions
  for cash (net of cash share
  issue costs of $39,500 and
  non-cash of $18,385)           -        -   450,000  140,500            -        -              -              -         140,500

Issue of common stock
  for services provided
  and settlement of
  accounts payable and
  accrued liabilities. .   568,317       57         -        -            -        -        360,753              -         360,810
Fair value of beneficial
   conversion feature
   of promissory note..          -        -         -        -            -        -         24,530              -          24,530
Loss for the period . .          -        -         -        -            -        -              -     (1,449,250)     (1,449,250)
-------------------     ----------   ------   -------  -------    ---------   ------    -----------   ------------    -------------

Balance,
  March 31, 2003 . . .  26,010,295   $2,601   450,000 $140,500       64,562     $  6    $38,860,071   ($32,302,114)     $6,701,064
===================     ==========   ======   =======  =======    =========   ======    ===========   ============    =============

The  accompanying  notes  are  an  integral  part  of these financial statements

GENESIS  BIOVENTURES,  INC.
(a  New  York  Corporation)
(a  development  stage  company)
CONSOLIDATED STATEMENT  OF  CASH  FLOWS
(Unaudited)
(Expressed  in  United  States  dollars)

                                                                                                   TOTAL FROM
                                                                                                   INCEPTION,
                                                                                                 (SEPTEMBER 19,
                                                                                                    1994) TO
                                                                                                    MARCH 31,
FOR THE THREE MONTHS ENDED MARCH 31,                                    2003            2002          2003
----------------------------------------------------------------  ----------------  ------------  -------------
                                                                 (Restated-note 4)               (Restated-note 4)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    (1,449,250)  $(1,894,437)  $(31,947,379)
Items not affecting cash:
Amortization . . . . . . . . . . . . . . . . . . . . . . . . . .          474,470       474,089      2,589,958
Equity in loss of Biomedical Diagnostics LLC . . . . . . . . . .                -             -      3,357,253
Equity in loss of Biotherapies, Inc. . . . . . . . . . . . . . .                        557,671      5,437,610
Equity in loss of Prion Developmental Laboratories Inc.. . . . .                -             -      2,436,553
In-process research and development. . . . . . . . . . . . . . .                -             -        750,000
Stock compensation . . . . . . . . . . . . . . . . . . . . . . .          244,461        11,737      4,625,315
Stock appreciation rights plan . . . . . . . . . . . . . . . . .                -             -         29,230
Deemed discount amortization on promissory notes . . . . . . . .          219,530       322,742      2,807,456
Gain on debt settlements. . . . . . . . . .                                     -       (67,013)      (362,915)
Changes in operating assets and liabilities:
  Amounts and other receivables. . . . . . . . . . . . . . . . .           (9,284)       (1,283)       (12,020)
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .                -         7,000        (49,429)
  Accounts payable and accrued liabilities . . . . . . . . . . .          251,450       241,451      4,824,532
  Due from related party. . . . . . . . . . . . . . . . . . . . .          51,906             -         51,906
----------------------------------------------------------------  ----------------  ------------  -------------
                                                                         (216,717)     (348,043)    (5,461,930)
                                                                  ----------------  ------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures on property and equipment . . . . . . . . .           (2,052)       (1,150)      (117,910)
Purchase of shares of Biotherapies Inc.. . . . . . . . . . . . .                -             -     (2,643,976)
Investment in Prion Developmental Laboratories, Inc. . . . . . .                -             -     (2,436,553)
Investment in Biomedical Diagnostics LLC . . . . . . . . . . . .                -             -     (3,000,000)
Investment in I.D. Certify, Inc. . . . . . . . . . . . . . . . .                -             -       (800,160)
Acquisition of Biomedical Diagnostics, LLC, net of cash acquired                -             -     (2,696,756)
Cash acquired on consolidation . . . . . . . . . . . . . . . . .                -             -          8,617
Deposit on future acquisitions . . . . . . . . . . . . . . . . .                -             -        (50,000)
  Purchase of short-term investments . . . . . . . . . . . . . .                -             -       (367,000)
  Redemption of short-term investments . . . . . . . . . . . . .                -             -        367,000
  Increase in due from related party . . . . . . . . . . . . . .                -             -        (51,906)
----------------------------------------------------------------  ----------------  ------------  -------------
                                                                           (2,052)       (1,150)   (11,788,644)
                                                                  ----------------  ------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of share purchase warrants. . . . . . . . . . . . . . .                -             -         63,000
Exercise of stock options. . . . . . . . . . . . . . . . . . . .                -             -        385,803
Issuance of promissory notes . . . . . . . . . . . . . . . . . .                -             -      5,842,747
Repayment of promissory notes. . . . . . . . . . . . . . . . . .                -             -       (600,000)
Common stock issued for cash, net . . . . . . . . . . . . . . . .          80,250        57,800      5,498,704
  Common stock subscriptions, net . . . . . . . . . . . . . . . .         140,500        60,000        508,250
  Preferred stock issued for cash. . . . . . . . . . . . . . . .                -             -      5,565,911
----------------------------------------------------------------  ----------------  ------------  -------------
                                                                          220,750       117,800     17,264,415
                                                                  ----------------  ------------  -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS . . . . . .            1,981      (231,393)        13,841
CASH AND CASH EQUIVALENTS, BEGINNING . . . . . . . . . . . . . .           11,860       238,333              -
----------------------------------------------------------------  ----------------  ------------  -------------
CASH AND CASH EQUIVALENTS, ENDING. . . . . . . . . . . . . . . .  $        13,841   $     6,940   $     13,841
================================================================  ================  ============  =============


The  accompanying  notes  are  an  integral  part of these financial statements.

GENESIS  BIOVENTURES,  INC.
(a  New  York  Corporation)
(a  development  stage  company)
CONSOLIDATED STATEMENT  OF  CASH  FLOWS
(Unaudited)
(Expressed  in  United  States  dollars)

                                                                                                     TOTAL FROM
                                                                                                     INCEPTION,
                                                                                                   (SEPTEMBER 19,
                                                                                                      1994) TO
                                                                                                      MARCH 31,
FOR THE THREE MONTHS ENDED MARCH 31,                                           2003          2002       2003
------------------------------------------------------------------------  ---------------  --------  ----------
                                                                        (Restated-note 4)          (Restated-note 4)
SUPPLEMENTAL DISCLOSURE:
Cash paid for:
   Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $             -  $      -  $        -
   Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              552       139     287,885
Non-cash activities
   Common stock issued to settle promissory notes payable and
     accounts payable and accrued liabilities. . . . . . . . . . . . . .           35,463   172,432   8,120,541
   Common stock issued for shares of Biotherapies Inc. and patents . . .                -         -   4,570,700
   Discounts and beneficial conversion feature on promissory notes . . .          219,530         -   2,644,651
   Deemed dividends on preferred shares. . . . . . . . . . . . . . . . .                -         -     354,735
   Common stock issued on conversion of preferred shares . . . . . . . .                -         -         194
   Contribution to BioMedical Diagnostics, LLC of rights acquired. . . .                -         -   2,680,860
   Issuance of common stock and warrants for share financing services. .           54,666         -     277,599
   Issuance of common stock on acquisition . . . . . . . . . . . . . . .                -         -   1,680,000
   Shares issued as consideration for acquisition of 50% interest in LLC                -         -   4,719,336
   Subscription receivable for issued common shares. . . . . . . . . . .                -         -      15,000
   Common stock issued for fixed assets. . . . . . . . . . . . . . . . .                -         -      11,189
   Extinguishment of stock appreciation rights plan. . . . . . . . . . .                -         -     632,066
   Common stock issued for subscriptions paid for in prior period                 277,750         -     609,001


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

The Company's future operations are dependent upon the Company's ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations and income from its equity investments and realize benefits from its medical technology licenses. Furthermore, the Company's equity investments may require additional funding from the Company to continue research and development and other operating activities. As of March 31, 2003, the Company is considered to be in the development stage as the Company has not generated revenues, and has experienced negative cash flow from operations and is in default of promissory note obligations totalling $1,016,147. Subsequent to March 31, 2003, the Company failed to pay amounts owing related to its medical technology licenses (see Note 9(b)). The Company had a working capital deficiency of $3,632,218 as at March 31, 2003. The Company does not have sufficient working capital to sustain operations until the end of the year and is in immediate need of cash financing. The Company is currently looking to secure additional funds through future debt or equity financings. Such financings may be not available or may not be available on reasonable terms. If the Company is unable to obtain required financing, it may have to reduce or cease operations or liquidate certain assets.

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

3.     STOCK  BASED  COMPENSATION

                                                                                       PERIOD FROM
                                                   PERIOD ENDED MARCH 31,           SEPTEMBER 19, 1994
                                                 --------------------------       (INCEPTION) TO MARCH
                                                     2003         2002                  31, 2003
-------------------------------------------------------------------------------------------------------
Net loss as reported. . . . . . . . . . . . . . .  $(1,449,250)   $(1,894,437)         $(31,947,379)

Add: stock-based employee compensation
included in reported net loss                               -               -                     -

Deduct: Total stock-based employee compensation
expense determined under fair value method                  -         (49,797)           (1,234,677)
-------------------------------------------------------------------------------------------------------

Pro forma . . . . . . . . . . . . . . . . . . . . .$(1,449,250)   $(1,944,234)         $(33,182,056)

Basic and diluted loss per share:
  As reported. . . . . . . . . . . . . . . . . . . $     (0.06)   $     (0.09)          $     (3.92)
  Pro forma. . . . . . . . . . . . . . . . . . . . $     (0.06)   $     (0.10)          $     (4.07)
=======================================================================================================

4.     RESTATEMENT  AND  RECLASSIFICATIONS

     The Company has restated its quarterly condensed consolidated financial statements for the quarter ended March 31, 2003. The following sets forth the effect and explanation of these adjustments and reclassifications:

                                  For the Three Months     Total From Inception
                                            Ended           (September 19,1994)
                                        March 31, 2003       to March 31, 2003
Net loss, as previously reported .  $          (1,213,572)  $       (31,711,701)

Overstated investor relations
expense- stock-based compensation
and incurred (a) . . . . . . . . .                 13,340                13,340

Understated office and
administration (b) . . . . . . . .                (53,139)              (53,139)

Interest expense - amortization
of deemed discount (c) . . . . . .               (219,530)             (219,530)

Overstated listing and share
transfer fees (d). . . . . . . . .                 22,250                22,250

Loss on foreign exchange and
rent occupancy costs (e) . . . . .                  1,401                 1,401

Net loss, as restated. . . . . . .  $          (1,449,250)  $       (31,947,379)
                                    ----------------------  --------------------

Net loss per common share,
basic and diluted, as previously
reported . . . . . . . . . . . . .  $               (0.05)  $             (3.89)
                                    ----------------------  --------------------

As restated. . . . . . . . . . . .  $               (0.06)  $             (3.92)
                                    ----------------------  --------------------

                              March 31, 2003, as                     January 31, 2003,
                             previously reported    Restatement            as restated
Current assets . . . . . .  $             81,900   $    (53,139)  (b)     $     28,761

Other assets . . . . . . .            10,333,282              -             10,333,282
--------------------------------------------------------------------------------------

Total assets                $         10,415,182   $    (53,139)          $ 10,362,043
======================================================================================

Current liabilities. . . .  $          3,662,380   $     (1,401)  (e)     $  3,660,979

Stockholders' equity:
Common and preferred
stock. . . . . . . . . . .                 2,607              -                  2,607
Common share
subscriptions. . . . . . .                     -        122,115 (a,f)          122,115
Additional paid-in capital            38,816,631         61,825 (a,c,d,f)   38,878,456
Deficit accumulated
during the development
stage. . . . . . . . . . .           (32,066,436)      (235,678)(a,b,c,d,e)(32,302,114)
--------------------------------------------------------------------------------------

Total liabilities and
  stockholders' equity . .  $         10,415,182   $    (53,139)         $  10,362,043
======================================================================================

(a) Adjustments to reclassify from investor relations expenses $195,000 of additional finders fees owing to additional debt discount, $180,000 of subscription proceeds received to common share subscriptions and $1,660 previously recorded to share issuance costs.

(b) Adjustment to recognize a provision for doubtful collection related to advances of $53,139.

(c) Adjustment to recognize additional finders fees under (a) above of $195,000 and an additional beneficial conversion feature of $24,530 as a debt discount resulting from amendments to the conversion price of promissory notes during the quarter ended March 31, 2003.

(d) Adjustment to reclassify $22,250 of listing and share transfer fees to share issuance costs.

(e) Adjustments to the foreign exchange loss on current liabilities and accrued rental loss provisions on leased premises.

(f) Adjustment to reclassify $57,885 of share issuance costs to costs of common share subscriptions.


5.     COMMITMENTS  AND  CONTINGENCIES

(a)     Proposed  Transaction

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

     Subsequent to March 31, 2003, the University of Michigan granted exclusive worldwide licensing rights to the Company for diagnostic uses of the mammastatin technology (note 9(b)).

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

     In March 2003, Biotherapies notified the Company that it was terminating the MSA Sub-license Agreement, and has provided notice to the Company concerning such purported termination. Biotherapies claims rights to certain improvements to the technology, separate from the University of Michigan license (note 4(b)). To date, neither the Company nor its patent counsel has found any evidence that leads them to believe that any such improvements exist. The Company's ability to maintain the development of the technology is subject to its ability to maintain its direct license relationship with the University of Michigan, and its ability to defend against these stated Biotherapies claims to ownership of improvements to the technology.

     In 2003, Efoora, Inc. ("Efoora"), the parent company of Prion Development Laboratories ("PDL"), an equity investment of the Company, alleged that certain promises had been made by one of the Company's directors with respect to a $250,000 financing to be provided to PDL. Efoora has claimed that a failure to fulfill those promises required a reduction of the Company's interests in PDL, or exchange of those interests for additional interests in Efoora. The Company does not believe it has any liability with respect to any additional dollar amount to PDL, nor that it is required to exchange its PDL shares for Effora shares. The Company initiated an arbitration in British Columbia regarding these disputes. The arbitration was postponed by Efoora to a future date.

     The Company has determined that it is not possible at this time to predict the final outcome of these legal proceedings and that it is not possible to establish a reasonable estimate of possible damages, if any, or reasonable to estimate the range of possible damages that may be awarded to the plaintiffs. Any adjustments to the amounts recognized will be recorded when determinable.

6.     PROMISSORY  NOTES  PAYABLE

During the three months ended March 31, 2003, no additional loans were received or repaid. As at March 31, 2003 and July 31 2003, loans with a principal balance of $1,016,147 (2002 - $883,647) were in default. The lenders have not demanded repayment. Discounts on related party promissory notes amortized to interest expense during the three months ended March 31, 2003 totalled $219,530 (2002 - $280,302).

7.     STOCK  TRANSACTIONS

During the quarter ended March 31, 2003, the Company issued 447,128 common shares which had been subscribed and paid for in December 2002.

During the quarter ended March 31, 2003, 443,317 common shares were issued for services valued at $244,461.

During the quarter ended March 31, 2003, the Company issued 125,000 common shares to settle accounts payable and accrued liabilities of $35,463.

During the quarter ended March 31, 2003, 226,711 units were issued for net cash proceeds of $118,801. Each unit consists of one common share of the Company and one-half share purchase warrant, with two one-half warrants exercisable to purchase an additional common share at an exercise price of $1.50 per share. Those warrants expire between November 2004 and March 2005.

The Company received net cash proceeds of $140,500 as subscription proceeds for 450,000 common shares. The common shares were issued subsequent to March 31, 2003.

8.     RECENT  ACCOUNTING  PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, with early application encouraged. The Company adopted SFAS No. 143 on January 1, 2003 without material impact on its financial condition or results of operations.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, amendment of FASB Statement No. 13 and Technical Corrections. As a result of the rescission of Statement of Financial Accounting Standards No. 4 and 64, gains and losses from extinguishments of debt are to be accounted for under the provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations -- Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Trasactions. Although SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, the Company has elected to early adopt SFAS No. 145. The adoption of the standard did not have a material impact on the Company's financial condition or results of operations, with the exception that gains and losses from extinguishments of debt are no longer disclosed as an extraordinary item.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nulifies Emerging Issues Task Force Issue No. 94-3 , Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS No. 146 on January 1, 2003 without material impact on its financial condition or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34 ("FIN No. 45"). FIN No. 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN No. 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. The provisions of FIN No. 45 for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year-end. The Company has considered the disclosure requirements of FIN No. 45 in the preparation of these consolidated financial statements. The Company does not currently believe that it has outstanding instruments that have guarantees that require measurement in these consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN No. 46"), Consolidation of Variable Interest Entities. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial
Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk t=for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. FIN No. 46 applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company adopted FIN No. 46 on June 30, 2003 without material impact on its financial condition of results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - transition and disclosure, an Amendment to FASB Statement No.
123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure provisions of SFAS No. 148 and has presented the pro forma effects of SFAS No. 123 in note 3.

9.     SUBSEQUENT  EVENT

(a) On April 7, 2003, the Company repriced all stock options issued to officers, directors and employees to be exercisable at the then fair value of the Company's common stock of $0.48 per share. The Company is required to account for the repricing of stock options in accordance with the provisions of FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"). For accounting purposes, the repricing of existing stock options requires variable accounting from the date of modification. Variable accounting requires that the intrinsic value, being the excess of the current market price at the end of each reporting period over the exercise price of the repriced options, be expensed as non-cash stock based compensation expense, until such time as the repriced options are exercised, expire or are otherwise forfeited. Any increase in the intrinsic value of the repriced options will decrease reported earnings, and any subsequent decrease in intrinsic value will increase reported earnings, except that the intrinsic value can never be less than zero. There is a potential for a variable non-cash charge in each reporting period until all of the Company's repriced stock options are exercised forfeited or expire.

(b) On May 14, 2003, the Company signed a License Agreement with the University of Michigan ("Agreement") for the exclusive worldwide rights for diagnostic uses of the mammastatin technology. The terms of the Agreement requires license issue fees of $150,000 over 180 day period after signing the Agreement, royalty fees of 3% to 5% of revenues generated and 20% of revenues not based on Net Sales, annual license maintenance fees of $25,000 to $100,000 and milestone payments on meeting certain significant development targets. In addition, the Company must meet certain commercialization and research and development requirements within five months of signing the Agreement. Failure of the Company to meet any payment allows the University of Michigan to terminate the agreement, if not cured under the terms of the Agreement.

     On June 14, 2003, the Company failed to pay $50,000 of the $150,000 license issue fees under the terms of the Agreement. The University has not asked for payment and has not notified the Company of its intention to terminate the Agreement. If the Agreement is terminated and the Company's access to the mammastatin technology is not re-established through a revised agreement or otherwise, the Company will likely be required to recognize an impairment in value in its medical technology licenses which totals $10,245,275 as at March 31, 2003.

(c) On August 5, 2003 the Company signed a formal letter of intent to merge with Corgenix Medical Corporation ("Corgenix") of Denver, Colorado. Under the terms of the letter of intent, the Company will issue 14 million common shares in exchange for 100% of Corgenix outstanding common shares in a transaction valued at approximately $8,000,000 (based on GBI's closing stock price on August 4, 2003). The terms of the letter of intent also provide that Corgenix's current management team will assume the responsibility of managing the combined entity, which will continue to be known as Genesis Bioventures, Inc. and will be headquartered in Westminster, Colorado, Corgenix's current corporate headquarters. The parties intend to complete a definitive agreement on or before October 31, 2003 and to close the transaction by no later than January 31, 2004.

     The proposed merger is subject to the satisfaction of a number of contingencies, including satisfactory due diligence investigations by each company, negotiation and execution of mutually acceptable definitive merger documentation, approval by both company's boards of directors and shareholders, and customary closing conditions. The merger is subject to the Company advancing to Corgenix $500,000 out of an equity financing of at least $3,000,000 by September 30, 2003 as a condition to signing a definitive merger agreement. Under the terms of the letter of intent, the Company and Corgenix have agreed to raise a minimum of $3,000,000 of additional capital by January 31, 2004 to provide the combined companies with sufficient funding with which to continue to develop and further commercialize their respective technologies and product lines. The foregoing amounts of these provisions may be waived at the discretion of the Company and Corgenix.

     The merged companies intend to focus on the continued development and the worldwide commercialization of the Mammastatin Serum Assay ("MSA"), breast cancer risk assessment tool as well as the further expansion of Corgenix's innovative immunoassays for the clinical assessment of coagulation, vascular, liver and autoimmune diseases.

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

1.   HISTORY  OF  GENESIS  BIOVENTURES,  INC.

     The Company was originally incorporated in the State of New York, in 1994, and changed its business focus to biomedical research in 1998. From February 1999 to December 2000, the Company's shares traded on the Over the Counter Bulletin Board ("OTCBB"). On December 19, 2000, the Company began trading on the American Stock Exchange (AMEX), under the symbol GBI. In March of 2000, the Company's common stock began trading on the Frankfurt Stock Exchange under the symbol BBL and in March of 2001, was accepted for trading on the Berlin Stock Exchange under the same symbol.

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

5.   UNIVERSITY  OF  MICHIGAN  LICENSE  DISCUSSIONS

     On May 14, 2003, the Company signed a License Agreement with the University of Michigan ("Agreement") for the exclusive worldwide rights for diagnostic uses of the mammastatin technology. The terms of the Agreement requires license issue fees of $150,000 over 180 day period of signing the Agreement; royalty fees of 3% to 5% of revenues generated, and 20% of revenues not based on Net Sales, annual license maintenance fees of $25,000 to $100,000 and milestone payments on meeting certain significant development targets. In addition, the Company must meet certain commercialization and research and development requirements within five months of signing the Agreement. Failure of the Company to meet any payment schedule allows the University of Michigan to terminate the agreement.

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

NEED FOR ADDITIONAL FINANCING. In order to continue with its business plan, the Company will require minimum additional funding of $6,000,000 within approximately 6 months. There can be no assurance that the Company will obtain additional financing for Biomedical Diagnostics' current and future operations or capital needs on favorable terms, if at all. The Company has limited funds to maintain its own expenses. Without an infusion of new capital, the Company will not be able to maintain current operations.

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

HISTORY OF LOSSES. The Company has incurred net losses of $5,923,301, $15,368,941, and $5,868,006 for the fiscal years ended December 31, 2002, 2001 and 2000 respectively, and incurred a loss of $1,449,250 for this three months ended March 31, 2003. There can be no assurance that the Company will operate profitably in the near future or at all.

DEFAULT ON PROMISSORY NOTES AND LICENSE AGREEMENTS. The Company is in default on its promissory note and medical technology license agreements. Failure to make required payments pursuant to its License Agreement with the University of Michigan could result in the termination of the License Agreement. If the Agreement is terminated and the Company's access to the mammostatin technology is not re-established through a revised agreement or otherwise, the Company will likely be required to recognize an impairment in value in its medical technology licenses which totals $10,245,275 as at March 31, 2003. Furthermore, if the Company is not able to make required payments on outstanding promissory notes and lenders demand payment, the Company may be required to reduce or cease operations or liquidate certain assets.

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

The consolidated financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If the Company were not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements. As described elsewhere in this report, at March 31, 2003, there are certain conditions that currently exist which raise substantial doubt about the validity of this assumption. While the Company anticipates raising additional private placement funds to remove the substantial doubt, these private placements are not assured. Failure to raise additional funds may result in the Company curtailing operations or writing assets and liabilities down to liquidation values, or both.

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

RESULTS  OF  OPERATIONS

Three months ended March 31, 2003 compared to three months ended March 31, 2002 below reflect restated March 31, 2003 balances (see note 4, "Restatement and Reclassification" of March 31, 2003 consolidated financial statements included herein):

For the three months ended March 31, 2003, the Company incurred a net loss after extraordinary items of $1,449,250 compared to $1,894,437 for the three months ended March 31, 2002, a decrease of $445,187.

Amortization is calculated on the Company's property and equipment and medical technology licenses. Amortization for the three months ended March 31, 2003 was $474,470 compared to $474,089 for the three months ended March 31, 2002, an increase of $381.

Investor relations are costs incurred by the Company for general financing services and investor relations. These costs increased by $261,392 for the three months ended March 31, 2003 compared to March 31, 2002. Investor relations expenses have increased as the Company increased the number of consultants used during the period.

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

Rent and occupancy costs decreased by $34,923 for the three months ended March 31, 2003 compared to March 31, 2002. This decrease reflects a recovery of rental costs due to the sub-lease of office space.

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

Interest and bank charges incurred and amortized, decreased by $114,325 for the three months ended March 31, 2003 due to a decrease in the deemed discounts related to equity instruments issued along with promissory notes. The fair value of the equity instruments issued along with promissory notes is amortized to interest expense over the term of the promissory notes.

Equity in loss of investments decreased by $557,671 for the three months ended March 31, 2003 compared to March 31, 2002. With the acquisition of the remaining 50% equity interest in Biomedical Diagnostics, LLC in 2001, the Company consolidates the LLC's results directly in its operating expenses. As a result, no equity in loss amount is recorded in the current period.

Loss per share was ($0.06) for the three months ended March 31, 2003 compared to ($0.09) for the three months ending March 31, 2002. The decrease in loss per share is due to the decreased loss during the period and the increased weighted average number of shares outstanding. The weighted average number of shares outstanding for the three months ended March 31, 2003 was 25,580,026 compared to 20,146,663 for the three months ended March 31, 2002.

The Company's total assets as at March 31, 2003 was $10,362,043 compared to total assets of $11,025,497 as at December 31, 2002, substantially all of which represents the carrying value of medical technology. The decrease in the Company's total assets during the three months is due to the amortization of the Company's medical technology licenses totaling $451,997.

Stockholder equity as at March 31, 2003 was $6,701,064 compared to $7,580,505 as at December 31, 2002.

LIQUIDITY  AND  CAPITAL  RESOURCES

Cash flows used in operating activities totaled $216,717 for the three months ended March 31, 2003 compared to $348,043 for the three months ended March 31, 2002.

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

A  summary  of  the  Company's  financial  commitments  are  set  out  below:

                                                                        PAYMENTS DUE BY PERIOD
                                                  LESS THAN 1
CONTRACTUAL OBLIGATIONS             TOTAL            YEAR           1 - 3 YEARS      4 - 5 YEARS     AFTER 5 YEARS
------------------------------------------------------------------------------------------------------------------
Short-term debt. . . . . . . . .   $1,060,809     $1,060,809        $         -      $         -      $          -
Operating leases . . . . . . . .      169,535        114,272            52,794           2,469                 -
                                  --------------------------------------------------------------------------------
Total contractual cash obligations $1,230,344     $1,175,081           $52,794      $    2,469                 -
                                  ================================================================================

As of March 31, 2003, the Company had cash on hand of approximately $13,841 and a working capital deficiency of $3,632,218. In the opinion of management, cash on hand is not sufficient to meet current requirements.

The Company, through the wholly-owned subsidiary Biomedical Diagnostics, LLC, is planning to increase its operating budget for 2003 to provide for an additional 9 full-time employees and to purchase additional laboratory equipment necessary for increased research and development activities. The Company has budgeted approximately $1,600,000 for these additional expenditures.

The Company is in default on its promissory note and medical technology license agreements. Failure to make required payments pursuant to its License Agreement with the University of Michigan could result in the termination of the License Agreement. If the Agreement is terminated and the Company's access to the mammostatin technology is not re-established through a revised agreement or otherwise, the Company will likely be required to recognize an impairment in value in its medical technology licenses which totals $10,245,275 as at March 31, 2003. Furthermore, if the Company is not able to make required payments on outstanding promissory notes and lenders demand payment, the Company may be required to reduce or cease operations or liquidate certain assets.

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

During the three months ended March 31, 2003, 443,317 common shares were issued for services valued at $244,461.

During the three months ended March 31, 2003, the Company issued 125,000 common shares to settle accounts payable and accrued liabilities of $35,463.

During the three months ended March 31, 2003, 226,711 units were issued for net cash proceeds of $118,801, each unit consists of one common share of the Company and one-half share purchase warrant with two one-half warrants exercisable to purchase an additional common share at an exercise price of $1.50 per share. Those warrants expire between November 2004 and March 2005.

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