Form 10QSB
period 2003-06-30
GENESIS BIOVENTURES INC
filed 2003-08-19
CIK 1084966

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For  the  quarterly  period  ended  JUNE 30,  2003

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            CLASS                         OUTSTANDING  AT  AUGUST 12,  2003

Common Stock, par value $0.0001                  27,565,367

                                    TABLE OF CONTENTS

                                                                                 Page
PART  I  -  FINANCIAL INFORMATION
  Item 1    Financial Statements                                                   3
  Item 2    Management's Discussion and Analysis                                  17
  Item 3    Controls and Procedures                                               29

PART  II  -  OTHER INFORMATION
  Item 1    Legal Proceedings                                                     30
  Item 2    Changes in Securities                                                 30
  Item 3    Default upon Senior Securities                                        30
  Item 4    Submission of Matters to a Vote of Security Holders                   30
  Item 5    Other Information                                                     30
  Item 6    Exhibits and Reports on Form 8-K                                      31

SIGNATURES                                                                        31

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

SPECIAL  NOTE  REGARDING  INDEPENDENT  ACCOUNTANTS  REVIEW.

Our independent accountants, KPMG LLP, have not performed any review procedures at the time of filing this quarterly report on Form 10QSB for the six months ended June 30, 2003, as required under Item 310(b) of Regulation S-B.

ITEM  1.  FINANCIAL  STATEMENTS

GENESIS  BIOVENTURES,  INC.
(a  New  York  Corporation)
(a  development  stage  company)
BALANCE  SHEETS
 (Expressed  in  United  States  dollars)

                                                                 JUNE 30,      DECEMBER 31,
                                                                   2003            2002
                                                               -------------  --------------
                                                                (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . .  $     21,749   $      11,860
  Accounts and other receivables. . . . . . . . . . . . . . .        12,300           2,736
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . .         2,900         153,295
  Due from related party. . . . . . . . . . . . . . . . . . .             -          51,906
-------------------------------------------------------------  -------------  --------------

Total current assets. . . . . . . . . . . . . . . . . . . . .        36,949         219,797

Short-term investments. . . . . . . . . . . . . . . . . . . .        16,639               -

Property and equipment, net . . . . . . . . . . . . . . . . .        71,624         108,428

Medical technology licenses, net. . . . . . . . . . . . . . .     9,793,278      10,697,272
-------------------------------------------------------------  -------------  --------------
Total assets. . . . . . . . . . . . . . . . . . . . . . . . .  $  9,918,490   $  11,025,497
=============================================================  =============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities. . . . . . . . . .  $  2,631,846   $   2,169,233
  Accounts payable and accrued liabilities - related parties.       242,447         214,950
  Promissory notes payable - related party (Note 5) . . . . .       721,861         700,000
  Promissory notes payable (Note 5) . . . . . . . . . . . . .       368,129         360,809
-------------------------------------------------------------  -------------  --------------
Total current liabilities . . . . . . . . . . . . . . . . . .     3,964,283       3,444,992

STOCKHOLDERS' EQUITY:
Preferred stock, $.0001 par value:
  Authorized 100,000,000 shares;
  Issued: 2003 - 64,562; December 31, 2002 - 64,562 . . . . .             6               6
Common stock, $.0001 par value:
  Authorized 100,000,000 shares;
  Issued: 2003 - 26,873,757; December 31, 2002 - 24,768,139 .         2,687           2,476
Common share subscriptions. . . . . . . . . . . . . . . . . .       232,938         277,750
Additional paid-in capital. . . . . . . . . . . . . . . . . .    39,426,610      38,153,137
Deficit accumulated during the development stage. . . . . . .   (33,708,034)    (30,852,864)
-------------------------------------------------------------  -------------  --------------
Total stockholders' equity. . . . . . . . . . . . . . . . . .     5,954,207       7,580,505
-------------------------------------------------------------  -------------  --------------
Total liabilities and stockholders' equity. . . . . . . . . .  $  9,918,490   $  11,025,497
=============================================================  =============  ==============

Future  operations  (Note  1)
Commitments  and  contingencies  (Note  4)
Subsequent  event  (Note  4(a)(i))

The  accompanying  notes  are  an  integral  part of these financial statements.

GENESIS  BIOVENTURES,  INC.
(a  New  York  Corporation)
(a  development  stage  company)
STATEMENT  OF  OPERATIONS
(Unaudited)
(Expressed  in  United  States  dollars)

                                                                                                             PERIOD  FROM
                                               FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED     INCEPTION  ON
                                               --------------------------  -------------------------------  SEPTEMBER  19,
                                                  JUNE 30,      JUNE 30,      JUNE 30,        JUNE 30,     1994 TO JUNE 30,
                                                   2003          2002          2003             2002             2003
                                               ------------  ------------  ------------  ------------------  -------------
REVENUE                                             $-            $-            $-               $-               $-
---------------------------------------------  ------------  ------------  ------------  ------------------  -------------
EXPENSES:

  Amortization. . . . . . . . . . . . . . . .      470,093       474,167       944,563             948,256      3,060,051
  Loss on foreign exchange. . . . . . . . . .       29,445        14,461        50,368              21,769        136,985
  Investor relations:
     Stock-based compensation . . . . . . . .       56,600             -       301,061                   -      1,076,435
     Incurred . . . . . . . . . . . . . . . .            -        30,825        45,245              59,139        963,691
  Legal and accounting. . . . . . . . . . . .      143,479       158,792       195,902             246,224      1,744,819
  Listing and share transfer fees . . . . . .       30,662         6,571        72,426              32,520        351,140
  Management and consulting fees:
     Stock-based compensation . . . . . . . .       27,500             -        27,500              11,737      4,777,068
     Incurred . . . . . . . . . . . . . . . .       14,425        74,000        47,847             113,858      1,979,484
  Office and miscellaneous. . . . . . . . . .        6,563         7,606        13,481              23,590        352,024
  Write off of advances to related party. . .            -             -        53,139                   -         53,139
  Rent and occupancy costs. . . . . . . . . .       41,544        40,429        55,414              89,222        533,630
  Salaries and benefits . . . . . . . . . . .      389,519       146,150       500,877             276,348      1,240,317
  Telephone . . . . . . . . . . . . . . . . .        3,615         3,763         7,587               7,971        114,190
  Travel and promotion. . . . . . . . . . . .       12,137        12,583        23,356              18,852      1,106,938
  In-process research and development . . . .            -             -             -                   -        750,000
  Research and development. . . . . . . . . .      139,357       115,129       228,116             249,157        767,451
  Royalty fees. . . . . . . . . . . . . . . .            -             -             -                   -        100,291
---------------------------------------------  ------------  ------------  ------------  ------------------  -------------
                                                 1,364,939     1,084,476     2,566,882           2,098,643     19,107,653
                                               ------------  ------------  ------------  ------------------  -------------

LOSS BEFORE OTHER ITEMS:. . . . . . . . . . .   (1,364,939)   (1,084,476)   (2,566,882)         (2,098,643)   (19,107,653)
  Interest income . . . . . . . . . . . . . .          861         2,745           744               6,126         81,769
  Other income. . . . . . . . . . . . . . . .       15,847             -        47,325                   -         80,870
  Interest and bank charges:
     Incurred . . . . . . . . . . . . . . . .      (37,936)     (130,390)      (97,074)           (200,628)      (820,908)
     Amortization of deemed discount. . . . .      (49,753)     (178,096)     (269,283)           (500,838)    (2,748,876)
  Equity in loss of:
    Prion Developmental Laboratories, Inc.. .            -             -             -                   -     (2,436,553)
    Biotherapies, Inc.. . . . . . . . . . . .            -      (576,062)            -          (1,133,733)    (5,437,610)
    Biomedical Diagnostics, LLC . . . . . . .            -             -             -          (3,357,253)
  Gain on debt settlements. . . . . . . . . .       30,000             -        30,000              67,013        392,915
---------------------------------------------  ------------  ------------  ------------  ------------------  -------------

NET LOSS. . . . . . . . . . . . . . . . . . .  $(1,405,920)  $(1,966,279)  $(2,855,170)  $      (3,860,703)   (33,353,299)
=============================================  ============  ============  ============  ==================  =============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING   26,625,771    20,386,111    25,649,401          20,267,048      8,666,664
=============================================  ============  ============  ============  ==================  =============
BASIC AND FULLY DILUTED LOSS PER COMMON SHARE  $     (0.05)  $     (0.10)  $     (0.11)  $           (0.19)  $      (3.85)
                                               ============  ============  ============  ==================  =============

The  accompanying  notes  are  an  integral  part of these financial statements.

GENESIS  BIOVENTURES,  INC.
(a  New  York  Corporation)
(a  development  stage  company)
STATEMENT  OF  STOCKHOLDERS'  EQUITY
(Unaudited)
(Expressed  in  United  States  dollars)

PERIOD  FROM  INCEPTION  ON  SEPTEMBER  19,  1994  TO  JUNE  30,  2003
----------------------------------------------------------------------
                                                                                                              DEFICIT
                                   COMMON SHARES         COMMON SHARE        PREFERRED SHARES               ACCUMULATED     TOTAL
                              ----------------------    SUBSCRIPTIONS       ------------------ ADDITIONAL      DURING       STOCK-
                                NUMBER                 ---------------        NUMBER            PAID-IN     DEVELOPMENT    HOLDERS'
                              OF SHARES      AMOUNT    NUMBER    AMOUNT     OF SHARES   AMOUNT  CAPITAL        STAGE        EQUITY
                             -----------   ---------  -------  ----------  -----------  ------ ----------   -----------   ---------
                                               $                   $                      $        $             $            $
Issue of common stock for
cash on organization of
the Company . . . . . . . . . 8,816,992    8,817          -           -            -       -           -            -        8,817

Loss for the period . . . . .         -        -          -           -            -       -           -     (147,192)    (147,192)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31,
 1995 . . . . . . . . . . . . 8,816,992    8,817          -           -            -       -           -     (147,192)    (138,375)

Consolidation of shares in
November on a 50 for 1
Basis . . . . . . . . . . . .(8,640,456)  (8,799)         -           -            -       -       8,799            -            -

Loss for the period . . . . .         -        -          -           -            -       -           -     (184,403)    (184,403)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31,
1996. . . . . . . . . . . . .   176,536       18          -           -            -       -       8,799     (331,595)    (322,778)

Issue of common stock for
settlement of debt. . . . . . 3,000,000      300          -           -            -       -     119,700            -      120,000

Loss for the period . . . . .         -        -          -           -            -       -            -    (191,118)    (191,118)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31,
1997. . . . . . . . . . . . . 3,176,536      318          -           -            -       -     128,499     (522,713)    (393,896)

Issue of common stock for
settlement of debt. . . . . . 3,000,000      300          -           -            -       -     347,095            -      347,395

Issue of common stock for
cash. . . . . . . . . . . . . 1,010,000      101          -           -            -       -     708,736            -      708,837

Loss for the period . . . . .         -        -          -           -            -       -           -   (1,077,958)  (1,077,958)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31,
1998. . . . . . . . . . . . . 7,186,536      719          -           -            -       -   1,184,330   (1,600,671)    (415,622)

Issue of common stock for
settlement of debt. . . . . .   872,500       87          -           -            -       -     872,413            -      872,500

Common stock returned . . . .       (39)       -          -           -            -       -           -            -            -
Issue of common stock for
services. . . . . . . . . . .    60,000        6          -           -            -       -      59,994            -       60,000

Issue of common stock for
shares of Biotherapies

Incorporated. . . . . . . . .    60,000        6          -           -            -       -     239,994            -      240,000

Issue of preferred stock
for cash (net of beneficial
feature). . . . . . . . . . .         -        -          -           -    2,000,000     200   5,210,976            -    5,211,176

Fair value of options
issued to consultants . . . .         -        -          -           -            -       -      81,252            -       81,252

PERIOD  FROM  INCEPTION  ON  SEPTEMBER  19,  1994  TO  JUNE  30,  2003
----------------------------------------------------------------------
                                                                                                              DEFICIT
                                   COMMON SHARES         COMMON SHARE        PREFERRED SHARES               ACCUMULATED     TOTAL
                              ----------------------    SUBSCRIPTIONS       ------------------ ADDITIONAL      DURING       STOCK-
                                NUMBER                 ---------------        NUMBER            PAID-IN     DEVELOPMENT    HOLDERS'
                              OF SHARES      AMOUNT    NUMBER    AMOUNT     OF SHARES   AMOUNT  CAPITAL        STAGE        EQUITY
                             -----------   ---------  -------  ----------  -----------  ------ ----------   -----------   ---------
                                               $                   $                      $        $             $            $
Beneficial feature of
preferred stock issued. . . .         -        -          -           -            -       -     354,735            -      354,735

Deemed dividends on
preferred stock (note 9(a)) .         -        -          -           -            -       -     232,065     (232,065)           -

Loss for the period . . . . .         -        -          -           -            -       -           -   (1,737,210)  (1,737,210)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31,
1999. . . . . . . . . . . . . 8,178,997      818          -           -    2,000,000     200   8,235,759   (3,569,946)   4,666,831

Issue of common stock for
settlement of debt. . . . . .   240,528       24          -           -            -       -     309,498            -      309,522

Exercise of share
purchase warrants for
cash. . . . . . . . . . . . .     9,000        1          -           -            -       -      62,999            -       63,000

Exercise of stock options
for cash. . . . . . . . . . .    68,500        7          -           -            -       -     129,593            -      129,600

Issue of common stock for
cash (net of cash share
issue costs of
214,139 and non-cash
of $26,500) . . . . . . . . .   629,586       63          -           -            -       -   2,058,013            -    2,058,076

Issue of common stock for
financing services
provided. . . . . . . . . . .     2,000        -          -           -            -       -      26,500            -       26,500

Issue of common stock on
acquisition (note 6(d)) . . . 1,100,000      110          -           -            -       -   4,330,590            -    4,330,700

Issue of warrants to
holders of promissory
notes . . . . . . . . . . . .         -        -          -           -            -       -     897,554            -      897,554

Issue of common stock on
conversion of convertible
preferred shares. . . . . . .   758,464       76          -           -     (758,464)    (76)          -            -            -

Deemed dividends on
preferred stock . . . . . . .         -        -          -           -            -       -     122,670     (122,670)           -

Fair value of options
issued to employees and
consultants . . . . . . . . .         -        -          -           -            -       -     686,448            -      686,448

Common stock
subscribed, not issued. . . .         -        -    150,001           -            -       -           -            -      150,001
Note receivable share

Subscriptions . . . . . . . .         -        -   (150,001)          -            -       -           -            -     (150,001)

Loss for the period . . . . .         -        -          -           -            -       -           -   (5,868,006)  (5,868,006)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31,
2000. . . . . . . . . . . . .10,987,075    1,099          -           -    1,241,536     124  16,859,624   (9,560,622)   7,300,225

Issue of common stock for
settlement of debt and
accrued interest (note
8(a)) . . . . . . . . . . . . 1,004,605      100          -           -            -       -   1,757,959            -    1,758,059

Issue of common stock for
cash (net of $15,001 non-
cash issue costs) . . . . . .    70,589        7          -           -            -       -     134,994            -     135,001

PERIOD  FROM  INCEPTION  ON  SEPTEMBER  19,  1994  TO  JUNE  30,  2003
----------------------------------------------------------------------
                                                                                                              DEFICIT
                                   COMMON SHARES         COMMON SHARE        PREFERRED SHARES               ACCUMULATED     TOTAL
                              ----------------------    SUBSCRIPTIONS       ------------------ ADDITIONAL      DURING       STOCK-
                                NUMBER                 ---------------        NUMBER            PAID-IN     DEVELOPMENT    HOLDERS'
                              OF SHARES      AMOUNT    NUMBER    AMOUNT     OF SHARES   AMOUNT  CAPITAL        STAGE        EQUITY
                             -----------   ---------  -------  ----------  -----------  ------ ----------   -----------   ---------
                                               $                   $                      $        $             $            $
Issue of common stock for
share financing services
provided. . . . . . . . . . .    21,559        2          -           -            -       -      42,549            -      42,551

Issuance of common
stock for cash (net of cash
share issue costs of
86,515 and non-cash of
27,550). . . . . . . . . . .    691,000       69          -           -            -       -     957,366            -     957,435

Issue of common stock on
conversion of convertible
preferred shares. . . . . . . 1,064,974      106          -           -   (1,064,974)   (106)          -            -           -

Issue of common stock on
settlement of debt and
accrued interest (note
8(a)) . . . . . . . . . . . . 2,000,000      200          -           -            -       -   2,499,800            -   2,500,000

Issue of common stock for
goods and services
provided. . . . . . . . . . .   111,510       11     50,000      91,250            -       -     237,849            -     329,110

Stock options exercised . . .   196,500       20          -           -            -       -     217,980            -     218,000

Shares issued to
Biotherapies, Inc. (note 5) .   600,000       60          -           -            -       -   1,679,940            -   1,680,000

Fair value of options and
warrants issued to
consultants and major
shareholders for
consulting and general
financing services. . . . . .         -        -          -           -            -       -   2,922,628            -   2,922,628

Shares issued to
Biotherapies Inc. (note
3(a)) . . . . . . . . . . . . 2,524,030      252          -           -            -       -   4,719,684            -   4,719,936

Issue of common stock for
cash (net of $93,451 of
cash and $32,556 of non-
cash share issue costs) . . .   667,101       67          -           -            -       -     874,577            -     874,644

Subscription receivable
for issued shares . . . . . .         -        -          -           -            -       -     (15,000)           -     (15,000)
Common stock
subscribed, not issued. . . .         -        -     60,000      90,000            -       -           -            -      90,000

Fair value of warrants
issued for share financing
costs . . . . . . . . . . . .         -        -          -           -            -       -      32,556            -      32,556

Issue of common stock for
property and equipment. . . .     5,889        1          -           -            -       -      11,188            -      11,189
Dilution gain on shares
issued by investee. . . . . .         -        -          -           -            -       -      53,635            -      53,635

Fair value of options and
warrants issued to
promissory note holders . . .         -        -          -           -            -       -     885,427            -     885,427

Fair value of beneficial
conversion feature of
promissory note issued. . . .         -        -          -           -            -       -     534,288            -     534,288

Loss for the period . . . . .         -        -          -           -            -       -           -  (15,368,941)(15,368,941)
-----------------------------------------------------------------------------------------------------------------------------------

PERIOD  FROM  INCEPTION  ON  SEPTEMBER  19,  1994  TO  JUNE  30,  2003
----------------------------------------------------------------------
                                                                                                              DEFICIT
                                   COMMON SHARES         COMMON SHARE        PREFERRED SHARES               ACCUMULATED     TOTAL
                              ----------------------    SUBSCRIPTIONS       ------------------ ADDITIONAL      DURING       STOCK-
                                NUMBER                 ---------------        NUMBER            PAID-IN     DEVELOPMENT    HOLDERS'
                              OF SHARES      AMOUNT    NUMBER    AMOUNT     OF SHARES   AMOUNT  CAPITAL        STAGE        EQUITY
                             -----------   ---------  -------  ----------  -----------  ------ ----------   -----------   ---------
                                               $                   $                      $        $             $            $
Balance, December 31,
2001. . . . . . . . . . . . .19,944,832    1,994    110,000     181,250      176,562      18  34,407,044  (24,929,563)  9,660,743

Issue of common stock
previously subscribed for . .   110,000       11   (110,000)   (181,250)           -       -     181,239            -           -

Issue of common stock for
cash (net of cash share
issue costs of $104,958
and non-cash of
147,826) . . . . . . . . . .    823,786       82    447,128     277,750            -       -     449,946            -     727,778

Issue of common stock on
conversion of convertible
preferred shares. . . . . . .   112,000       12          -           -     (112,000)    (12)         -             -           -

Issue of common stock for
services provided and
settlement of accounts
payable and accrued
liabilities . . . . . . . . .   498,377       50          -           -            -       -     556,028            -     556,078

Issuance of common
stock for settlement of
debt and accrued interest . . 3,243,047      324          -           -            -       -   1,621,199            -   1,621,523

Stock options exercised . . .    36,097        3                                                  38,200                   38,200

Fair value of options and
warrants issued to
promissory note holders . . .         -        -          -           -            -       -      76,815            -      76,815

Fair value of beneficial
conversion feature of
promissory note . . . . . . .         -        -          -           -            -       -      31,037            -      31,037

Extinguishment of stock
appreciation rights plan. . .         -        -          -           -            -       -     632,066            -     632,066

Fair value of stock options
issued to consultants . . . .         -        -          -           -            -       -      11,737            -      11,737

Fair value of warrants
issued for share financing
costs . . . . . . . . . . . .         -        -          -           -            -       -     147,826            -     147,826

Loss for the period . . . . .         -        -          -           -            -       -           -   (5,923,031) (5,923,301)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31,
2002. . . . . . . . . . . . .24,768,139    2,476    447,128     277,750       64,562       6  38,153,137  (30,852,864)  7,580,505

Issue of common stock
previously subscribed for . .   447,128       45   (447,128)   (277,750)           -       -     277,705            -           -

Issue of common stock for
cash during three months
ended March 31, 2003
(net of cash share issue
costs of $36,281 and non-
cash of $36,251). . . . . . .   226,711       23          -           -            -       -      43,946            -      43,969

Issue of common stock for
services provided and
settlement of accounts
payable and accrued
liabilities during three
months ended March 31,
2003. . . . . . . . . . . . .   568,317       57          -           -            -       -     360,753            -     360,810

PERIOD  FROM  INCEPTION  ON  SEPTEMBER  19,  1994  TO  JUNE  30,  2003
----------------------------------------------------------------------
                                                                                                              DEFICIT
                                   COMMON SHARES         COMMON SHARE        PREFERRED SHARES               ACCUMULATED     TOTAL
                              ----------------------    SUBSCRIPTIONS       ------------------ ADDITIONAL      DURING       STOCK-
                                NUMBER                 ---------------        NUMBER            PAID-IN     DEVELOPMENT    HOLDERS'
                              OF SHARES      AMOUNT    NUMBER    AMOUNT     OF SHARES   AMOUNT  CAPITAL        STAGE        EQUITY
                             -----------   ---------  -------  ----------  -----------  ------ ----------   -----------   ---------
                                               $                   $                      $        $             $            $
Common share
subscriptions (net of cash) .        --       --    450,000     140,500            -       -          --            -     140,500

Share issue costs of
29,500 and non-cash of
15,385)

Fair value of beneficial
conversion feature of
promissory notes                     --       --          -           -            -       -      24,530            -      24,530

Issuance of common
stock previously
subscribed for. . . . . . . .   450,000       45   (450,000)   (140,500)           -       -     140,455            -           -

Issuance of common
stock for cash during the
three months ended June
30, 2003. . . . . . . . . . .   125,000       12          -           -            -       -      49,988            -      50,000

Issuance of common
stock for services
provided and settlement
of debt and accounts
payable and accrued
liability during the three
months ended June 30,
2003. . . . . . . . . . . . .   288,462       29          -           -            -       -     185,275            -     185,304

Common share
subscriptions . . . . . . . .         -        -    338,900     232,938            -       -           -            -     232,938

Costs of private
placements. . . . . . . . . .         -        -          -           -            -       -     (63,429)           -     (63,429)

Employee stock option
compensation expense of
option re-pricing (Note 6). .        --       --          -           -            -       -     254,250            -     254,250

Loss for the period . . . . .         -        -          -           -            -       -           -   (2,855,170) (2,855,170)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 2003. . . .26,873,757  $ 2,687    338,900   $ 232,938       64,562   $   6 $39,426,610 $(33,708,034) $5,954,207
===================================================================================================================================

The  accompanying  notes  are  an  integral  part  of these financial statements

GENESIS  BIOVENTURES,  INC.
(a  New  York  Corporation)
(a  development  stage  company)
STATEMENT  OF  CASH  FLOWS
(Unaudited)
(Expressed  in  United  States  dollars)


                                                                                                     TOTAL FROM
                                                                                                     INCEPTION,
                                                                                                  (SEPTEMBER 19,
                                                                                                      1994) TO
                                                                                                     JUNE 30,
FOR THE SIX MONTHS ENDED JUNE 30,                                       2003            2002           2003
----------------------------------------------------------------  ----------------  ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    (2,855,170)  $(3,860,703)  $(33,353,299)
Items not affecting cash:
Amortization . . . . . . . . . . . . . . . . . . . . . . . . . .          944,563       948,256      3,060,051
Equity in loss of Biomedical Diagnostics LLC . . . . . . . . . .                -             -      3,357,253
Equity in loss of Biotherapies, Inc. . . . . . . . . . . . . . .                -     1,133,733      5,437,610
Equity in loss of Prion Developmental Laboratories, Inc. . . . .                -             -      2,436,553
In-process research and development. . . . . . . . . . . . . . .                -             -        750,000
Stock compensation . . . . . . . . . . . . . . . . . . . . . . .          659,131        11,737      5,039,985
Stock appreciation rights plan . . . . . . . . . . . . . . . . .                -             -         29,230
Deemed discount amortization on promissory notes . . . . . . . .          269,283       500,838      2,857,209
Gain on debt settlement. . . . . . . . . . . . . . . . . . . . .          (30,000)      (67,013)      (392,915)
Changes in operating assets and liabilities:
Amounts and other receivables. . . . . . . . . . . . . . . . . .           (9,564)       (8,293)       (12,300)
Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . .                -         7,000        (49,429)
  Accounts payable and accrued liabilities . . . . . . . . . . .          609,034       693,978      5,130,210
----------------------------------------------------------------  ----------------  ------------  -------------
                                                                         (412,723)     (640,467)    (5,709,842)
                                                                  ----------------  ------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures on property and equipment . . . . . . . . .           (3,766)       (1,773)      (119,624)
Purchase of shares of Biotherapies Inc.. . . . . . . . . . . . .                -             -     (2,643,976)
Investment in Prion Developmental Laboratories, Inc. . . . . . .                -             -     (2,436,553)
Investment in Biomedical Diagnostics LLC . . . . . . . . . . . .                -             -     (3,000,000)
Investment in I.D. Certify, Inc. . . . . . . . . . . . . . . . .                -             -       (800,160)
Acquisition of Biomedical Diagnostics, LLC, net of cash acquired                -             -     (2,696,756)
Cash acquired on consolidation . . . . . . . . . . . . . . . . .                -             -          8,617
Deposit on future acquisitions . . . . . . . . . . . . . . . . .                -             -        (50,000)
  Purchase of short-term investments . . . . . . . . . . . . . .          (16,639)            -       (383,639)
  Redemption of short-term investments . . . . . . . . . . . . .                -             -        367,000
  Increase in due from related party . . . . . . . . . . . . . .           51,906             -         51,906
----------------------------------------------------------------  ----------------  ------------  -------------
                                                                           31,501        (1,773)   (11,703,185)
                                                                  ----------------  ------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of share purchase warrants. . . . . . . . . . . . . . .                -             -         63,000
Exercise of stock options. . . . . . . . . . . . . . . . . . . .                -             -        385,803
Issuance of promissory notes . . . . . . . . . . . . . . . . . .           21,861        20,000      5,864,608
Repayment of promissory notes. . . . . . . . . . . . . . . . . .                -             -       (600,000)
Common stock issued for cash . . . . . . . . . . . . . . . . . .          130,250       391,200      5,689,204
  Common stock subscriptions . . . . . . . . . . . . . . . . . .          239,000             -        466,250
  Preferred stock issued for cash. . . . . . . . . . . . . . . .                -             -      5,565,911
----------------------------------------------------------------  ----------------  ------------  -------------
                                                                          391,111       411,200     17,434,776
                                                                  ----------------  ------------  -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS . . . . . .            9,889      (231,040)        21,749
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD . . . . . . . . .           11,860       238,333              -
----------------------------------------------------------------  ----------------  ------------  -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD . . . . . . . . . . . .  $        21,749   $     7,293   $     21,749
================================================================  ================  ============  =============

The  accompanying  notes  are  an  integral  part of these financial statements.

GENESIS  BIOVENTURES,  INC.
(a  New  York  Corporation)
(a  development  stage  company)
STATEMENT  OF  CASH  FLOWS
(Unaudited)
(Expressed  in  United  States  dollars)

                                                                                                      TOTAL FROM
                                                                                                      INCEPTION,
                                                                                                     (SEPTEMBER 19,
                                                                                                       1994) TO
                                                                                                      JUNE 30,
FOR THE SIX MONTHS ENDED JUNE 30,                                              2003          2002       2003
------------------------------------------------------------------------  ---------------  --------  ----------
                                                                                                      RESTATED
SUPPLEMENTAL DISCLOSURE:
Cash paid for:
   Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $             -  $      -  $        -
   Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              752       139     288,085
Non-cash activities
   Common stock issued to settle promissory notes payable and
     accounts payable and accrued liabilities. . . . . . . . . . . . . .          122,938   204,682   8,208,016
   Common stock issued for shares of Biotherapies Inc. and patents . . .                -         -   4,570,700
   Discounts and beneficial conversion feature on promissory notes . . .          269,983         -   2,694,404
   Deemed dividends on preferred shares. . . . . . . . . . . . . . . . .                -         -     354,735
   Common stock issued on conversion of preferred shares . . . . . . . .                -         -         194
   Contribution to BioMedical Diagnostics, LLC of rights acquired. . . .                -         -   2,680,860
   Issuance of common stock and warrants for share financing services. .           89,296         -     312,229
   Issuance of common stock on acquisition . . . . . . . . . . . . . . .                -         -   1,680,000
   Shares issued as consideration for acquisition of 50% interest in LLC                -         -   4,719,336
   Subscription receivable for issued common shares. . . . . . . . . . .                -         -      15,000
   Common stock issued for fixed assets. . . . . . . . . . . . . . . . .                -         -      11,189
   Extinguishment of stock appreciation rights plan. . . . . . . . . . .                -         -     632,066
   Common stock issued for subscriptions paid for in prior period. . . .          418,250   241,250     749,501

The  accompanying  notes  are  an  integral  part of these financial statements.

GENESIS  BIOVENTURES,  INC.
(a  New  York  Corporation)
(a  development  stage  company)
NOTES  TO  THE  FINANCIAL  STATEMENTS
(Unaudited)
(Expressed  in  U.S.  dollars)

JUNE  30,  2003
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

The Company's future operations are dependent upon the Company's ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations and income from its equity investments and realize benefits from its medical technology licenses. Furthermore, the Company's equity investments may require additional funding from the Company to continue research and development and other operating activities. To June 30, 2003, the Company is considered to be in the development stage as the Company has not generated revenues. The Company has experienced negative cash flow from operations and as at June 30, 2003 is in default of promissory note obligations totalling $1,023,647. The Company also failed to pay amounts owing related to its medical technology licenses (see Note 4(b)). The Company had a working capital deficiency of $3,927,334 as at June 30, 2003. The Company does not have sufficient working capital to sustain operations until the end of the year and is in immediate need of cash financing. The Company is currently looking to secure additional funds through future debt or equity financings. Such financings may be not available or may not be available on reasonable terms. If the Company is unable to obtain required financing, it may have to reduce or cease operations or liquidate certain assets.

2.     BASIS  OF  PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for a complete set of annual financial statements. The Company believes that its disclosures are adequate so that the information presented is not misleading. These condensed financial statements should be read with the Annual Audited Financial Statements and the notes thereto included in the Company's Annual Report on Form 10-KSB and other reports filed with the SEC. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of results of the financial position and the operations have been included in the consolidated financial statements. Results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2003.

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

3.     STOCK-BASED  COMPENSATION

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

                             Three months ended          Six months ended        Period from September 19,
                                   June 30 ,                  June 30            1994 (Inception) to June
                            2003          2002          2003          2002             30, 2003
                        ------------  ------------  ------------  ------------  ---------------------------

Net loss as reported .  $(1,405,920)  $(1,966,279)  $(2,855,170)  $(3,860,703)          $(33,353,299)

Add: Stock-based
employee compensation
included in reported
net loss . . . . . . .  $   254,250                 $   254,250                         $   254,250

Deduct: Total stock-
based employee
compensation expense
determined under fair
value method . . . . .                $  (178,845)                $  (228,642)          $(1,234,677)

Pro forma. . . . . . .  $(1,151,670)  $(2,145,124)  $(2,600,920)  $(4,089,345)          $(34,333,726)

Basic and diluted loss
per share:
- As reported. . . . .  $     (0.05)  $     (0.10)  $     (0.11)  $     (0.19)          $      (3.85)
- Pro forma. . . . . .  $     (0.04)  $     (0.11)  $     (0.10)  $     (0.20)          $      (3.96)


4.     COMMITMENTS  AND  CONTINGENCIES

(a)     Proposed  Transactions

(i)     Merger  with  Corgenix  Medical  Corporation

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

     The proposed merger is subject to the satisfaction of a number of contingencies, including satisfactory due diligence investigations by each company, negotiation and execution of mutually acceptable definitive merger documentation, approval by both company's boards of directors and shareholders, and customary closing conditions. As a condition to signing a definitive merger agreement the Company is required to advance to Corgenix $500,000 out of an equity financing of at least $3,000,000 by September 30, 2003. Under the terms of the letter of intent, the Company and Corgenix have agreed to raise a minimum of $3,000,000 of additional capital by January 31, 2004 to provide the combined companies with sufficient funding with which to continue to develop and further commercialize their respective technologies and product lines. The foregoing amounts of these provisions may be waived at the discretion of the Company and Corgenix.

The merged companies intend to focus on the continued development and the worldwide commercialization of the Mammastatin Serum Assay ("MSA"), breast cancer risk assessment tool as well as the further expansion of Corgenix's innovative immunoassays for the clinical assessment of coagulation, vascular, liver and autoimmune diseases.

(ii)     Innathera  Inc.

     On December 2, 2002 GBI announced that it had signed a binding letter of intent for a proposed business combination with Innathera Inc, a privately held biotechnology company focused on developing innovative therapeutic products for the treatment of cancer. The definitive documents were signed in February 2003 and the agreement remained subject to stockholder approval by the shareholders of both companies, continuing due diligence and other conditions of closing. The transaction could not be completed and GBI has given formal notification of termination of the agreement as of July 18, 2003.

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

     On May 14, 2003, the Company signed a License Agreement with the University uses of the mammastatin technology. The terms of the Agreement requires license issue fees of $150,000 over 180 day period after signing the Agreement, royalty fees of 3% to 5% of revenues generated and 20% of revenues not based on Net Sales, annual license maintenance fees of $25,000 to $100,000 and milestone payments on meeting certain significant development targets. In addition, the Company must meet certain commercialization and research and development requirements within five months of signing the Agreement. Failure of the Company to meet any payment allows the University of Michigan to terminate the agreement, if not cured under the terms of the Agreement.

     On August 14, 2003, the Company failed to pay $50,000 of the $150,000 license issue fees under the terms of the Agreement. The University has not asked for payment and has not notified the Company of its intention to terminate the Agreement after 30 days. If the Agreement is ultimately terminated and the Company's access to the mammastatin technology is not re-established through a revised agreement or otherwise, the Company will likely be required to recognize an impairment in value in its medical technology licenses which totals
$9,793,278  as  at  June  30,  2003.


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

     In March 2003, Biotherapies notified the Company that it was terminating the MSA Sub-license Agreement. Biotherapies claims rights to certain improvements to the technology, separate from the University of Michigan license (note 4(b)). To date, neither the Company nor its patent counsel has found any evidence that leads them to believe that any such improvements exist. The Company's ability to maintain the development of the technology is subject to its ability to maintain its direct license relationship with the University of Michigan, and its ability to defend against these stated Biotherapies claims to ownership of improvements to the technology.

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

5.     PROMISSORY  NOTES  PAYABLE

During the quarter ended June 30, 2003 a cash advance of $21,681 was made to the Company by an employee. Promissory notes with a principal balance of $52,500 and related interest were converted into common shares pursuant to the original terms of the promissory note agreements. Also during the quarter ended June 30, 2003, $60,000 in accounts payable were amounts to promissory notes of the Company.

As at June 30, 2003 and August 12, 2003, loans with a principal balance of $1,023,647 (2002 - $1,843,647) were in default. The lenders have not demanded repayment. Discounts on related party promissory notes amortized to interest expense during the six months ended June 30, 2003 totalled $219,530 (2002 - $458,398).

6.     STOCK  TRANSACTIONS

During the quarter ended March 31, 2003, the Company issued 447,128 common shares which had been subscribed and paid for in December 2002.

During the quarter ended March 31, 2003, 443,317 common shares were issued for services values at $244,461.

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

The Company received net cash proceeds of $140,500 as subscription proceeds for 450,000 common shares. The common shares were issued in the quarter ended June 30, 2003.

During the quarter ended June 30, 2003, 175,962 common shares were issued for services valued at $117,179.

During the quarter ended June 30, 2003, the Company issued 112,500 common shares to settle accounts payable and accrued liabilities of $68,125 and as compensation for extension of debt repayment.

During the quarter ended June 30, 2003, 125,000 units were issued for net cash proceeds of $50,000. Each unit consists of one common share of the Company and one-half share purchase warrant, with two one-half warrants exercisable to purchase an additional common share at an exercise price of $1.50 per share and expire May 2005.

The Company received net cash proceeds of $98,500 as subscription proceeds for 186,280 common shares. The Company also approved the issuance of 135,620 common shares to settle debt and promissory notes totalling $125,088 and the issuance of 17,000 common shares for services valued at $9,350. The common shares were issued subsequent to June 30, 2003.

On April 7, 2003, the Company repriced all stock options issued to officers, directors and employees to be exercisable at the then fair value of the Company's common stock of $0.48 per share. The Company is required to account for the repricing of stock options in accordance with the provisions of FASB
Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"). For accounting purposes, the repricing of outstanding stock options requires variable accounting from the date of modification. Variable accounting requires that the intrinsic value, being the excess of the current market price at the end of each reporting period over the exercise price of the repriced options, be expensed as non-cash stock based compensation expense, until such time as the repriced options are exercised, expire or are otherwise forfeited. Any increase in the intrinsic value of the repriced options will decrease reported earnings, and any subsequent decrease in intrinsic value will increase reported earnings, except that the intrinsic value can never be less than zero. There is a potential for a variable non-cash charge in each reporting period until all of the Company's repriced stock options are exercised forfeited or expire.

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

The Company has publicly announced a proposed merger with Corgenix Medical Corporation ("Corgenix"). (See "Proposed Transactions".) Corgenix is a public company and is focused on the development of specialized diagnostic kits for immunology disorders, vascular diseases and bone and joint diseases.

The Corgenix transaction, however, remains subject to various conditions, including approval of the shareholders of each of the Company and Corgenix. Approval of the shareholders of the Company can only be solicited by a filed definitive proxy statement with respect to such transaction. The references to the business of Corgenix, and the possible pending combination of the entities contained herein are for informational purposes only, and do not constitute proxy solicitation material.

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

2.     GENESIS  BIOVENTURES'  BIOTECHNOLOGY  PORTFOLIO  COMPANIES

The Company, through its wholly-owned subsidiary Biomedical Diagnostics, LLC, has established itself as an operating entity directly involved in the development and commercialization of the Mammastatin Serum Assay ("MSA"). The Company also has investments in two portfolio companies: one in the field of oncology and one in neurology. The following is a summary description of each company, including the current status of its product development program, the market potential for its products and the investment holdings of the Company.

3.     BIOTHERAPIES,  INC.

Biotherapies, Inc. ("Biotherapies") is a privately held biotechnology company with head offices located in Ann Arbor, Michigan that is dedicated to developing new cancer therapies and diagnostic methods.

Since 1998, GBI has invested approximately $5.4 million in Biotherapies, which includes $2.5 million cash contributed under an investment agreement and through direct share purchases, plus an additional $2.5 million based on a share transfer arrangement with a prior investor in Biotherapies and $0.4 million in debt converted to shares. GBI's decision to return Biotherapies' shares to settle the $1.5 million obligation regarding the acquisition of Biomedical
Diagnostics resulted in the return of 1,425,413 Biotherapies shares to Biotherapies as discussed below. As at June 30, 2003 GBI retained a 9% equity ownership in Biotherapies.

4.     BIOMEDICAL  DIAGNOSTICS,  LLC

Biomedical Diagnostics, LLC (Biomedical Diagnostics) was initially formed by Biotherapies and the Company for the purpose of developing proprietary cancer screening products. Its initial product development effort is commercializing the Mammastatin Serum Assay as a risk-screening tool for breast cancer.

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

Biomedical Diagnostics has an agreement with ARUP Laboratories of Salt Lake City, Utah to market and service the MSA technology. The University of Utah wholly owns ARUP Laboratories. The agreement gives ARUP Laboratories rights to market and service the MSA test to clients worldwide. To June 30, 2003, only a nominal amount has been sold.

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

In 2003, it was alleged that certain promises had been made by one of the Company's offices with respect to a $250,000 financing provided to PDL. Efoora, PDL's parent, has claimed that failure to fulfill those promises required a reduction of the Company's interests in PDL, or exchange of those interests for additional interests in Efoora.

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

Through December 31, 2000, PDL funded research, beginning with payments to the University of Maryland of $1,000,000, a payment to the Case Western Reserve
University of $500,000, and a payment to the Institute for Basic Research in Mental Retardation and Developmental Disabilities of $150,000 to begindevelopment of a test that can be used to detect prion diseases, such as "Mad Cow Disease", primarily for use on animals, and to a lesser extent, on humans. PDL had raised $2,000,010 during 2000, through sales of shares of its stock to GBI. GBI exercised its stock option for $400,000 during the year ended

December 31, 2001; however, PDL has expended most of these funds through its research and development funding and as a result of other administrative expenses. There can be no assurance that such tests will be developed and approved by the appropriate regulatory bodies or that they can be successfully and profitably marketed.

In order to fund its research and development, PDL is dependent on additional sales of stock to investors. If it is unsuccessful in attracting new investors, there is no assurance that PDL can remain in business. The Company provided a $50,000 unsecured loan to PDL during 2002.

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

9.     PROPOSED  TRANSACTIONS

I          Merger  with  Corgenix  Medical  Corporation

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

II          Innathera  Inc.

On December 2, 2002 GBI announced that it had signed a binding letter of intent for a proposed business combination with Innathera Inc, a privately held biotechnology company focused on developing innovative therapeutic products for the treatment of cancer. The definitive documents were signed in February 2003 and the agreement remained subject to stockholder approval by the shareholders of both companies, continuing due diligence and other conditions of closing. The transaction could not be completed and GBI has given formal notification of termination of the agreement as of July 18, 2003.

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

HISTORY OF LOSSES. The Company has incurred net losses of $5,923,301, $15,368,941, and $5,868,006 for the fiscal years ended December 31, 2002, 2001 and 2000 respectively, and incurred a loss of $2,855,170 for this six months ended June 30, 2003. There can be no assurance that the Company will operate profitably in the near future or at all.

DEFAULT ON PROMISSORY NOTES AND LICENSE AGREEMENTS. The Company is in default on its promissory note and medical technology license agreements. Failure to make required payments pursuant to its License Agreement with the University of Michigan could result in the termination of the License Agreement. If the Agreement is terminated and the Company's access to the mammastatin technology is not re-established through a revised agreement or otherwise, the Company will likely be required to recognize an impairment in value in its medical technology licenses which totals $9,793,278 as at June 30, 2003. Furthermore, if the Company is not able to make required payments on outstanding promissory notes and lenders demand payment, the Company may be required to reduce or cease operations or liquidate certain assets.

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


DESCRIPTION  OF  PROPERTIES

The Company currently maintains its executive offices in approximately 2,000 square feet of space in Surrey, British Columbia and pays rent of approximately $1,850 per month ($3,000 Canadian) pursuant to a lease signed by the Company that expires November 30, 2004. The lease contains a termination clause of six months at the option of the Company. The Company also has a five-year lease on 3,377 square feet of space in Vancouver, British Columbia, Canada, pursuant to a lease, which commenced on April 1, 2001. Monthly lease payments on these offices are approximately $7,826 ($12,041 Cdn) per month. These offices are sub-let for approximately 72% of the monthly lease payment. Biomedical Diagnostics, LLC leases approximately 2,000 square feet of office and laboratory space in Ann Arbor, Michigan pursuant to a lease that expired February 2003. As of March 1, 2003 the lease is on a month-to-month basis. Monthly lease payments are approximately $3,000 per month.

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

The consolidated financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If the Company were not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements. As described elsewhere in this report, at June 30, 2003, there are certain conditions that currently exist which raise substantial doubt about the validity of this assumption. While the Company anticipates raising additional private placement funds to remove the substantial doubt, these private placements are not assured. Failure to raise additional funds may result in the Company curtailing operations or writing assets and liabilities down to liquidation values, or both.

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


RESULTS  OF  OPERATIONS

SIX  MONTHS  ENDED  JUNE  30,  2003  COMPARED TO SIX MONTHS ENDED JUNE 30, 2002:

For the six months ended June 30, 2003, the Company incurred a net loss of $2,855,170 compared to $3,860,703 for the six months ended June 30, 2002, a decrease of $1,005,533.

Amortization is calculated on the Company's property and equipment and medical technology licenses. Amortization for the six months ended June 30, 2003 was $944,563 compared to $948,256 for the six months ended June 30, 2002, a decrease of $3,693.

Investor relations are costs incurred by the Company for general financing services and investor relations. These costs increased by $287,167 for the six months ended June 30, 2003 compared to June 30, 2002. Investor relations expenses increased due to the fair value of warrants, options and common shares issued to service providers.

Legal and Accounting expenses decreased by $50,322 for the six months ended June 30, 2003 as compared to June 30, 2002 due to a reduction in legal costs due to the decrease in legal matters.

Management and consulting fees decreased by $50,248 for the six months ended June 30, 2003 compared to June 30, 2002. June 30,2002 costs were greater due to the fair value of stock options issued to outside consultants.

Rent and occupancy costs decreased by $33,808 for the six months ended June 30, 2003 compared to June 30, 2002. This decrease reflects a recovery of estimated future rental costs due to the sub-lease of previously vacant office space.

Salaries and benefits increased by $224,529 for the six months ended June 30, 2003 compared to June 30, 2002 reflecting additional stock-based employee compensation expense of $254,250 from the application of variable accounting after the repricing of stock options issued to officers, director and employees.

Research and development expenses decreased by $21,041 for the six months ended June 30, 2003 compared to June 30, 2002 reflecting the reduced activity during the re-negotiation of the technology license with the University of Michigan.

Interest and bank charges incurred and amortized, decreased by $335,109 for the six months ended June 30, 2003 due to a decrease in the deemed discounts related to equity instruments issued along with promissory notes. The fair value of the equity instruments issued along with promissory notes is amortized to interest expense over the term of the promissory notes.

Equity in loss of investments decreased by $1,133,733 for the six months ended June 30, 2003 compared to June 30, 2002. In 2002, the Company wrote-down its investment in Biotherapies Inc. and as a consequence, no longer records an equity loss in Biotherapies' operating results.

Loss per share was ($0.11) for the six months ended June 30, 2003 compared to ($0.19) for the six months ending June 30, 2002. The decrease in loss per share is due to the decreased loss during the period and the increased weighted average number of shares outstanding. The weighted average number of shares outstanding for the six months ended June 30, 2003 was 25,649,401 compared to 20,267,048 for the six months ended June 30, 2002.

The Company's total assets as at June 30, 2003 was $9,918,490 compared to total assets of $11,025,497 as at December 31, 2002, substantially all of which represents the carrying value of medical technology. The decrease in the Company's total assets during the six months is due to the amortization of the Company's medical technology licenses totaling $944,563.

THREE  MONTHS  ENDED  JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

For the quarter ended June 30, 2003, the Company incurred a loss of $1,405,920 compared to $1,966,279 for the three months ended June 30, 2002, a decrease of $590,359. The decrease in the loss is due to decreases in the Company's equity share of losses in Biotherapies Inc. of $576,062, a decrease in interest expenses of $220,797, an increase in stock-based compensation of $84,100 and an increase in salaries and benefits of $243,369.

Legal and accounting fees decreased from $158,792 to $143,479 which is attributable to decreased legal fees.

Management and consulting fees decreased from $74,000 during the three months ended June 30, 2002 due to a decrease in the use of outside consultants.

Interest and bank charges decreased from $308,486 during the three months ended June 30, 2002 to $87,689 which is attributable to a decrease in short-term borrowings and to the decrease in the amortization of the discount of warrants attached to the short-term borrowings.

LIQUIDITY  AND  CAPITAL  RESOURCES

Cash flows used in operating activities totaled $412,723 for the three months ended June 30, 2003 compared to $640,467 for the six months ended June 30, 2002.

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

A  summary  of  the  Company's  financial  commitments  are  set  out  below:

                                    PAYMENTS  DUE  BY  PERIOD
                                      LESS THAN 1
CONTRACTUAL OBLIGATIONS       TOTAL      YEAR      1 - 3 YEARS   4 - 5 YEARS   AFTER 5 YEARS
-------------------------------------------------------------------------------------------------

Short-term debt           $1,089,990  $1,089,990    $      -       $      -     $        -
Operating leases             289,708     116,112     173,596              -              -
                 --------------------------------------------------------------------------------
Total contractual
  cash obligations        $1,379,698  $1,206,102    $173,596       $      -     $        -
                 ================================================================================

As of June 30, 2003, the Company had cash on hand of approximately $21,749 and a working capital deficiency of $3,910,500. In the opinion of management, cash on hand is not sufficient to meet current requirements.

The Company, through the wholly-owned subsidiary Biomedical Diagnostics, LLC, is planning to increase its operating budget for 2003 to provide for an additional 9 full-time employees and to purchase additional laboratory equipment necessary for increased research and development activities. The Company has budgeted approximately $1,600,000 for these additional expenditures.

The Company is in default on its promissory note and medical technology license agreements. Failure to make required payments pursuant to its License Agreement with the University of Michigan could result in the termination of the License Agreement. If the Agreement is terminated and the Company's access to the mammostatin technology is not re-established through a revised agreement or otherwise, the Company will likely be required to recognize an impairment in value in its medical technology licenses which totals $9,793,278 as at June 30, 2003. Furthermore, if the Company is not able to make required payments on outstanding promissory notes and lenders demand payment, the Company may be required to reduce or cease operations or liquidate certain assets.

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

ITEM  2.   CHANGES  IN  SECURITIES

During  the  six  months  ended June 30, 2003, the Company issued 186,280 common shares  which  had  been  subscribed  and  paid  for  in  March  2003

During the six months ended June 30, 2003, 175,962 common shares were issued for services valued at $117,179.

During the six months ended June 30, 2003, the Company issued 112,500 common shares to settle accounts payable and accrued liabilities of $68,125.

During the six months ended June 30, 2003, 125,000 units were issued for net cash proceeds of $50,000, each unit consists of one common share of the Company and one-half share purchase warrant with two one-half warrants exercisable to purchase an additional common share at an exercise price of $1.50 per share. Those warrants expire May 2005.

ITEM  3.   DEFAULT  UPON  SENIOR  SECURITIES

None

ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

The Company did not hold an Annual Meeting of Stockholders in 2002. The next annual general meeting is currently planned for October 2003.

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

                    GENESIS  BIOVENTURES,  INC


                    By:    /s/  E.  Greg  McCartney
                         ------------------------
August  14,  2003              Name:   E.  Greg  McCartney
------------                   Chairman,  President  and  Chief
                               Executive  Officer


                    By:    /s/  T.J.  Louis  McKinney
                         --------------------------
August  14,  2003              Name:   T.J.  Louis  McKinney
------------                   Chief  Financial  Officer

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

August  14,  2003              By:   /s/  E.  Greg  McCartney

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

1. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light or the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

2. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

3. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

4. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal control's and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

5. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly effect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


August  14,  2003              By:   /s/  T.J.  Louis  McKinney
                         ---------------------------
                         Name:  T.J.  Louis  McKinney
                         Chief  Financial  Officer