Form 10QSB/A
period 2003-06-30
GENESIS BIOVENTURES INC
filed 2003-08-25
CIK 1084966

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

ITEM  1.  FINANCIAL  STATEMENTS

GENESIS  BIOVENTURES,  INC.
(a  New  York  Corporation)
(a  development  stage  company)
CONSOLIDATED BALANCE  SHEETS
 (Expressed  in  United  States  dollars)

                                                                 JUNE 30,      DECEMBER 31,
                                                                   2003            2002
                                                               -------------  --------------
                                                                (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . .  $     21,749   $      11,860
  Accounts and other receivables. . . . . . . . . . . . . . .        12,300           2,736
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . .         2,900         153,295
  Due from related party. . . . . . . . . . . . . . . . . . .             -          51,906
-------------------------------------------------------------  -------------  --------------

Total current assets. . . . . . . . . . . . . . . . . . . . .        36,949         219,797

Short-term investments - restricted (note 7). . . . . . . . .        37,231               -

Property and equipment, net . . . . . . . . . . . . . . . . .        71,624         108,428

Medical technology licenses, net. . . . . . . . . . . . . . .     9,793,278      10,697,272
-------------------------------------------------------------  -------------  --------------
Total assets. . . . . . . . . . . . . . . . . . . . . . . . .  $  9,939,082   $  11,025,497
=============================================================  =============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities. . . . . . . . . .  $  2,631,846   $   2,169,233
  Accounts payable and accrued liabilities - related parties.       242,447         214,950
  Promissory notes payable - related party (Note 5) . . . . .       721,861         700,000
  Promissory notes payable (Note 5) . . . . . . . . . . . . .       368,129         360,809
-------------------------------------------------------------  -------------  --------------
Total current liabilities . . . . . . . . . . . . . . . . . .     3,964,283       3,444,992

STOCKHOLDERS' EQUITY:
Preferred stock, $.0001 par value:
  Authorized 100,000,000 shares;
  Issued: 2003 - 64,562; December 31, 2002 - 64,562 . . . . .             6               6
Common stock, $.0001 par value:
  Authorized 100,000,000 shares;
  Issued: 2003 - 26,873,757; December 31, 2002 - 24,768,139 .         2,687           2,476
Common share subscriptions. . . . . . . . . . . . . . . . . .       170,260         277,750
Additional paid-in capital. . . . . . . . . . . . . . . . . .    39,470,977      38,153,137
Deficit accumulated during the development stage. . . . . . .   (33,669,131)    (30,852,864)
-------------------------------------------------------------  -------------  --------------
Total stockholders' equity. . . . . . . . . . . . . . . . . .     5,974,799       7,580,505
-------------------------------------------------------------  -------------  --------------
Total liabilities and stockholders' equity. . . . . . . . . .  $  9,939,082   $  11,025,497
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

GENESIS  BIOVENTURES,  INC.
(a  New  York  Corporation)
(a  development  stage  company)
CONSOLIDATED STATEMENT  OF  OPERATIONS
(Unaudited)
(Expressed  in  United  States  dollars)

                                                                                                             PERIOD  FROM
                                               FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED     INCEPTION  ON
                                               --------------------------  -------------------------------  SEPTEMBER  19,
                                                  JUNE 30,      JUNE 30,      JUNE 30,        JUNE 30,     1994 TO JUNE 30,
                                                   2003          2002          2003             2002             2003
                                               ------------  ------------  ------------  ------------------  -------------
REVENUE                                             $-            $-            $-               $-               $-
---------------------------------------------  ------------  ------------  ------------  ------------------  -------------
EXPENSES:

  Amortization. . . . . . . . . . . . . . . .      470,093       474,167       944,563             948,256      3,060,051
  Loss on foreign exchange. . . . . . . . . .       29,445        14,461        50,368              21,769        136,985
  Investor relations:
     Stock-based compensation . . . . . . . .       56,600             -       301,061                   -      1,076,435
     Incurred . . . . . . . . . . . . . . . .            -        30,825        45,245              59,139        963,691
  Legal and accounting. . . . . . . . . . . .      143,479       158,792       195,902             246,224      1,744,819
  Listing and share transfer fees . . . . . .       30,662         6,571        72,426              32,520        351,140
  Management and consulting fees:
     Stock-based compensation . . . . . . . .       27,500             -        27,500              11,737      4,777,068
     Incurred . . . . . . . . . . . . . . . .       14,425        74,000        47,847             113,858      1,979,484
  Office and miscellaneous. . . . . . . . . .        6,563         7,606        13,481              23,590        352,024
  Write off of advances to related party. . .            -             -        53,139                   -         53,139
  Rent and occupancy costs. . . . . . . . . .       41,544        40,429        55,414              89,222        533,630
  Salaries and benefits . . . . . . . . . . .      389,519       146,150       500,877             276,348      1,240,317
  Telephone . . . . . . . . . . . . . . . . .        3,615         3,763         7,587               7,971        114,190
  Travel and promotion. . . . . . . . . . . .       12,137        12,583        23,356              18,852      1,106,938
  In-process research and development . . . .            -             -             -                   -        750,000
  Research and development. . . . . . . . . .      139,357       115,129       228,116             249,157        767,451
  Royalty fees. . . . . . . . . . . . . . . .            -             -             -                   -        100,291
---------------------------------------------  ------------  ------------  ------------  ------------------  -------------
                                                 1,364,939     1,084,476     2,566,882           2,098,643     19,107,653
                                               ------------  ------------  ------------  ------------------  -------------

LOSS BEFORE OTHER ITEMS:. . . . . . . . . . .   (1,364,939)   (1,084,476)   (2,566,882)         (2,098,643)   (19,107,653)
  Interest income . . . . . . . . . . . . . .          861         2,745           744               6,126         81,769
  Other income. . . . . . . . . . . . . . . .       15,847             -        47,325                   -         80,870
  Interest and bank charges:
     Incurred . . . . . . . . . . . . . . . .      (37,936)     (130,390)      (97,074)           (200,628)      (820,908)
     Amortization of deemed discount. . . . .       (6,125)     (178,096)     (225,655)           (500,838)    (2,705,248)
  Equity in loss of:
    Prion Developmental Laboratories, Inc.. .            -             -             -                   -     (2,436,553)
    Biotherapies, Inc.. . . . . . . . . . . .            -      (576,062)            -          (1,133,733)    (5,437,610)
    Biomedical Diagnostics, LLC . . . . . . .            -             -             -          (3,357,253)
  Gain on debt settlements. . . . . . . . . .       25,275             -        25,275              67,013        388,190
---------------------------------------------  ------------  ------------  ------------  ------------------  -------------

NET LOSS. . . . . . . . . . . . . . . . . . .  $(1,367,017)  $(1,966,279)  $(2,816,267)  $      (3,860,703)   (33,314,396)
=============================================  ============  ============  ============  ==================  =============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING   26,625,771    20,386,111    25,649,401          20,267,048      8,666,664
=============================================  ============  ============  ============  ==================  =============
BASIC AND FULLY DILUTED LOSS PER COMMON SHARE  $     (0.05)  $     (0.10)  $     (0.11)  $           (0.19)  $      (3.84)
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
-----------------------------------------------------------------------------------------------------------------------------------

PERIOD  FROM  INCEPTION  ON  SEPTEMBER  19,  1994  TO  JUNE  30,  2003
----------------------------------------------------------------------
                                                                                                              DEFICIT
                                   COMMON SHARES         COMMON SHARE        PREFERRED SHARES               ACCUMULATED     TOTAL
                              ----------------------    SUBSCRIPTIONS       ------------------ ADDITIONAL      DURING       STOCK-
                                NUMBER                 ---------------        NUMBER            PAID-IN     DEVELOPMENT    HOLDERS'
                              OF SHARES      AMOUNT    NUMBER    AMOUNT     OF SHARES   AMOUNT  CAPITAL        STAGE        EQUITY
                             -----------   ---------  -------  ----------  -----------  ------ ----------   -----------   ---------
                                               $                   $                      $        $             $            $
Balance, December 31,
2001. . . . . . . . . . . . .19,944,832    1,994    110,000     181,250      176,562      18  34,407,044  (24,929,563)  9,660,743

Issue of common stock
previously subscribed for . .   110,000       11   (110,000)   (181,250)           -       -     181,239            -           -

Issue of common stock for
cash (net of cash share
issue costs of $104,958
and non-cash of
147,826) . . . . . . . . . .    823,786       82    447,128     277,750            -       -     449,946            -     727,778

Issue of common stock on
conversion of convertible
preferred shares. . . . . . .   112,000       12          -           -     (112,000)    (12)         -             -           -

Issue of common stock for
services provided and
settlement of accounts
payable and accrued
liabilities . . . . . . . . .   498,377       50          -           -            -       -     556,028            -     556,078

Issuance of common
stock for settlement of
debt and accrued interest . . 3,243,047      324          -           -            -       -   1,621,199            -   1,621,523

Stock options exercised . . .    36,097        3                                                  38,200                   38,200

Fair value of options and
warrants issued to
promissory note holders . . .         -        -          -           -            -       -      76,815            -      76,815

Fair value of beneficial
conversion feature of
promissory note . . . . . . .         -        -          -           -            -       -      31,037            -      31,037

Extinguishment of stock
appreciation rights plan. . .         -        -          -           -            -       -     632,066            -     632,066

Fair value of stock options
issued to consultants . . . .         -        -          -           -            -       -      11,737            -      11,737

Fair value of warrants
issued for share financing
costs . . . . . . . . . . . .         -        -          -           -            -       -     147,826            -     147,826

Loss for the period . . . . .         -        -          -           -            -       -           -   (5,923,031) (5,923,301)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31,
2002. . . . . . . . . . . . .24,768,139    2,476    447,128     277,750       64,562       6  38,153,137  (30,852,864)  7,580,505

Issue of common stock
previously subscribed for . .   447,128       45   (447,128)   (277,750)           -       -     277,705            -           -

Issue of common stock for
cash during three months
ended March 31, 2003
(net of cash share issue
costs of $38,552 and non-
cash of $36,281). . . . . . .   226,711       23          -           -            -       -      43,946            -      43,969

Issue of common stock for
services provided and
settlement of accounts
payable and accrued
liabilities during three
months ended March 31,
2003. . . . . . . . . . . . .   568,317       57          -           -            -       -     360,753            -     360,810

PERIOD  FROM  INCEPTION  ON  SEPTEMBER  19,  1994  TO  JUNE  30,  2003
----------------------------------------------------------------------
                                                                                                              DEFICIT
                                   COMMON SHARES         COMMON SHARE        PREFERRED SHARES               ACCUMULATED     TOTAL
                              ----------------------    SUBSCRIPTIONS       ------------------ ADDITIONAL      DURING       STOCK-
                                NUMBER                 ---------------        NUMBER            PAID-IN     DEVELOPMENT    HOLDERS'
                              OF SHARES      AMOUNT    NUMBER    AMOUNT     OF SHARES   AMOUNT  CAPITAL        STAGE        EQUITY
                             -----------   ---------  -------  ----------  -----------  ------ ----------   -----------   ---------
                                               $                   $                      $        $             $            $
Common share
subscriptions (net of cash
share issue costs of $18,908
and non-cash of $25,279 . . .        --       --    450,000     135,813            -       -          --            -     135,813

Fair value of beneficial
conversion feature of
promissory notes. . . . . . .        --       --          -           -            -       -      24,530            -      24,530

Issuance of common
stock previously
subscribed for. . . . . . . .   450,000       45   (450,000)   (135,813)           -       -     135,768            -           -

Issuance of common
stock for cash during the
three months ended June
30, 2003 (net of cash share
issue costs of $7,500 and
non-cash of $6,875. . . . . .   125,000       12          -           -            -       -      35,613            -      35,625

Issuance of common
stock for services
provided and settlement
of debt and accounts
payable and accrued
liability during the three
months ended June 30,
2003. . . . . . . . . . . . .   288,462       29          -           -            -       -     185,275            -     185,304

Common share subscriptions
(net of cash share issue
costs of $21,300) . . . . . .         -        -    338,900     170,260            -       -           -            -     170,260

Costs of private
placements. . . . . . . . . .         -        -          -           -            -       -     (63,429)           -     (63,429)

Employee stock option
compensation expense of
option re-pricing (Note 6). .        --       --          -           -            -       -     254,250            -     254,250

Loss for the period . . . . .         -        -          -           -            -       -           -   (2,816,267) (2,816,267)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 2003. . . .26,873,757  $ 2,687    338,900   $ 170,260       64,562   $   6 $39,470,977 $(33,669,131) $5,974,799
===================================================================================================================================

The  accompanying  notes  are  an  integral  part  of these financial statements

GENESIS  BIOVENTURES,  INC.
(a  New  York  Corporation)
(a  development  stage  company)
CONSOLIDATED STATEMENT  OF  CASH  FLOWS
(Unaudited)
(Expressed  in  United  States  dollars)


                                                                                                     TOTAL FROM
                                                                                                     INCEPTION,
                                                                                                  (SEPTEMBER 19,
                                                                                                      1994) TO
                                                                                                     JUNE 30,
FOR THE SIX MONTHS ENDED JUNE 30,                                       2003            2002           2003
----------------------------------------------------------------  ----------------  ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    (2,816,267)  $(3,860,703)  $(33,314,396)
Items not affecting cash:
  Amortization . . . . . . . . . . . . . . . . . . . . . . . . .          944,563       948,256      3,060,051
  Equity in loss of Biomedical Diagnostics LLC . . . . . . . . .                -             -      3,357,253
  Equity in loss of Biotherapies, Inc. . . . . . . . . . . . . .                -     1,133,733      5,437,610
  Equity in loss of Prion Developmental Laboratories, Inc. . . .                -             -      2,436,553
  In-process research and development. . . . . . . . . . . . . .                -             -        750,000
  Stock compensation and shares for services . . . . . . . . . .          624,501        11,737      5,005,355
  Stock appreciation rights plan . . . . . . . . . . . . . . . .                -             -         29,230
  Deemed discount amortization on promissory notes . . . . . . .          225,655       500,838      2,813,581
  Gain on debt settlement. . . . . . . . . . . . . . . . . . . .          (25,275)      (67,013)      (388,190)
Changes in operating assets and liabilities:
  Amounts and other receivables. . . . . . . . . . . . . . . . .           (9,564)       (8,293)       (12,300)
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .                -         7,000        (49,429)
  Due from related party . . . . . . . . . . . . . . . . . . . .           51,906             -         51,906
  Accounts payable and accrued liabilities . . . . . . . . . . .          672,644       693,978      5,245,726
----------------------------------------------------------------  ----------------  ------------  -------------
                                                                         (331,837)     (640,467)    (5,577,050)
                                                                  ----------------  ------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures on property and equipment . . . . . . . . .           (3,766)       (1,773)      (119,624)
Purchase of shares of Biotherapies Inc.. . . . . . . . . . . . .                -             -     (2,643,976)
Investment in Prion Developmental Laboratories, Inc. . . . . . .                -             -     (2,436,553)
Investment in Biomedical Diagnostics LLC . . . . . . . . . . . .                -             -     (3,000,000)
Investment in I.D. Certify, Inc. . . . . . . . . . . . . . . . .                -             -       (800,160)
Acquisition of Biomedical Diagnostics, LLC, net of cash acquired                -             -     (2,696,756)
Cash acquired on consolidation . . . . . . . . . . . . . . . . .                -             -          8,617
Deposit on future acquisitions . . . . . . . . . . . . . . . . .                -             -        (50,000)
Purchase of short-term investments . . . . . . . . . . . . . . .          (37,231)            -       (404,231)
Redemption of short-term investments . . . . . . . . . . . . . .                -             -        367,000
Increase in due from related party . . . . . . . . . . . . . . .           51,906             -        (51,906)
----------------------------------------------------------------  ----------------  ------------  -------------
                                                                          (40,997)       (1,773)   (11,827,589)
                                                                  ----------------  ------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of share purchase warrants. . . . . . . . . . . . . . .                -             -         63,000
Exercise of stock options. . . . . . . . . . . . . . . . . . . .                -             -        385,803
Issuance of promissory notes . . . . . . . . . . . . . . . . . .           21,681        20,000      5,864,428
Repayment of promissory notes. . . . . . . . . . . . . . . . . .                -             -       (600,000)
Common stock issued for cash . . . . . . . . . . . . . . . . . .          122,750       391,200      5,541,204
  Common stock subscriptions . . . . . . . . . . . . . . . . . .          238,292             -        606,042
  Preferred stock issued for cash. . . . . . . . . . . . . . . .                -             -      5,565,911
----------------------------------------------------------------  ----------------  ------------  -------------
                                                                          382,723       411,200     17,426,388
                                                                  ----------------  ------------  -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS . . . . . .            9,889      (231,040)        21,749
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD . . . . . . . . .           11,860       238,333              -
----------------------------------------------------------------  ----------------  ------------  -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD . . . . . . . . . . . .  $        21,749   $     7,293   $     21,749
================================================================  ================  ============  =============

The  accompanying  notes  are  an  integral  part of these financial statements.

GENESIS  BIOVENTURES,  INC.
(a  New  York  Corporation)
(a  development  stage  company)
STATEMENT  OF  CASH  FLOWS
(Unaudited)
(Expressed  in  United  States  dollars)

                                                                                                      TOTAL FROM
                                                                                                      INCEPTION,
                                                                                                     (SEPTEMBER 19,
                                                                                                       1994) TO
                                                                                                      JUNE 30,
FOR THE SIX MONTHS ENDED JUNE 30,                                              2003          2002       2003
------------------------------------------------------------------------  ---------------  --------  ----------
                                                                                                      RESTATED
SUPPLEMENTAL DISCLOSURE:
Cash paid for:
   Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $             -  $      -  $        -
   Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              752       139     288,085
Non-cash activities
   Common stock issued to settle promissory notes payable and
     accounts payable and accrued liabilities. . . . . . . . . . . . . .          149,758   204,682   8,234,836
   Common stock issued for shares of Biotherapies Inc. and patents . . .                -         -   4,570,700
   Discounts and beneficial conversion feature on promissory notes . . .          225,655         -   2,650,776
   Deemed dividends on preferred shares. . . . . . . . . . . . . . . . .                -         -     354,735
   Common stock issued on conversion of preferred shares . . . . . . . .                -         -         194
   Contribution to BioMedical Diagnostics, LLC of rights acquired. . . .                -         -   2,680,860
   Issuance of common stock and warrants for share financing services. .           68,435         -     291,368
   Issuance of common stock on acquisition . . . . . . . . . . . . . . .                -         -   1,680,000
   Shares issued as consideration for acquisition of 50% interest in LLC                -         -   4,719,336
   Subscription receivable for issued common shares. . . . . . . . . . .                -         -      15,000
   Common stock issued for fixed assets. . . . . . . . . . . . . . . . .                -         -      11,189
   Extinguishment of stock appreciation rights plan. . . . . . . . . . .                -         -     632,066
   Common stock issued for subscriptions paid for in prior period. . . .          418,250   241,250     744,814
   Debt issued to settle accounts payable and accrued liabilities. . . .           60,000         -      60,000
----------------------------------------------------------------  ----------------  ------------  -------------

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

                             Three months ended          Six months ended        Period from September 19,
                                   June 30 ,                  June 30            1994 (Inception) to June
                            2003          2002          2003          2002             30, 2003
                        ------------  ------------  ------------  ------------  ---------------------------

Net loss as reported .  $(1,367,017)  $(1,966,279)  $(2,816,267)  $(3,860,703)          $(33,314,396)

Add: Stock-based
employee compensation
included in reported
net loss . . . . . . .  $   254,250                 $   254,250                         $   254,250

Deduct: Total stock-
based employee
compensation expense
determined under fair
value method . . . . .  $  (148,353)  $  (178,845)  $  (148,353)  $  (228,642)          $(1,383,030)

Pro forma. . . . . . .  $(1,261,120)  $(2,145,124)  $(2,710,370)  $(4,089,345)          $(34,443,176)

Basic and diluted loss
per share:
- As reported. . . . .  $     (0.05)  $     (0.10)  $     (0.11)  $     (0.19)          $      (3.84)
- Pro forma. . . . . .  $     (0.05)  $     (0.11)  $     (0.11)  $     (0.20)          $      (3.97)


4.     COMMITMENTS  AND  CONTINGENCIES

(a)     Proposed  Transactions

(i)     Merger  with  Corgenix  Medical  Corporation

     On August 5, 2003 the Company signed a formal letter of intent to merge with Corgenix Medical Corporation ("Corgenix") of Denver, Colorado. Under the terms of the letter of intent, the Company will issue 14 million common shares in exchange for 100% of Corgenix outstanding common shares in a transaction valued at approximately $8,000,000 (based on GBI's closing stock price on August 4, 2003). The Company is the deemed acquirer in the merger. The terms of the letter of intent also provide that Corgenix's current management team will assume the responsibility of managing the combined entity, which will continue to be known as Genesis Bioventures, Inc. and will be headquartered in Westminster, Colorado, Corgenix's current corporate headquarters. The parties intend to complete a definitive agreement on or before October 31, 2003 and to close the transaction by no later than January 31, 2004.

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

     On August 14, 2003, the Company failed to pay the second tranche of $50,000 of the $150,000 license issue fees under the terms of the Agreement. The Company had previously paid $50,000 in respect of this Agreement. The University has not asked for payment and has not notified the Company of its intention to terminate the Agreement after 30 days. If the Agreement is ultimately terminated and the Company's access to the mammastatin technology is not re-established through a revised agreement or otherwise, the Company will likely be required to recognize an impairment in value in its medical technology licenses which totals
$9,793,278  as  at  June  30,  2003.

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

     In 2003, Efoora, Inc. ("Efoora"), the parent company of Prion Development Laboratories ("PDL"), an equity investment of the Company, alleged that certain promises had been made by one of the Company's directors with respect to a $250,000 loan to be provided to PDL. Efoora has claimed that a failure to fulfill those promises required a reduction of the Company's interests in PDL, or exchange of those interests for additional interests in Efoora. The Company does not believe it has any liability with respect to any additional dollar amount to PDL, nor that it is required to exchange its PDL shares for Effora shares. The Company initiated an arbitration in British Columbia regarding these disputes. The arbitration was postponed by Efoora to a future date.

     The Company has determined that it is not possible at this time to predict the final outcome of these legal proceedings and that it is not possible to establish a reasonable estimate of possible damages, if any, or reasonable to estimate the range of possible damages that may be awarded to the plaintiffs. Any adjustments to the amounts recognized will be recorded when determinable.

5.     PROMISSORY  NOTES  PAYABLE

During the quarter ended June 30, 2003 a cash advance of $21,681 was made to the Company by an employee. Promissory notes with a principal balance of $52,500 and related interest were converted into common shares pursuant to the original terms of the promissory note agreements. Also during the quarter ended June 30, 2003, $60,000 in accounts payable were converted to promissory notes of the Company.

As at June 30, 2003 and August 12, 2003, loans with a principal balance of $1,023,647 (2002 - $953,647) were in default. The lenders have not demanded repayment. Discounts on related party promissory notes amortized to interest expense during the six months ended June 30, 2003 totalled $219,530 (2002 - $566,250).

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

During the quarter ended March 31, 2003, 226,711 units were issued for net cash proceeds of $80,250. Each unit consists of one common share of the Company and one-half share purchase warrant, with two one-half warrants exercisable to purchase an additional common share at an exercise price of $1.50 per share. Those warrants expire between November 2004 and March 2005.

The Company received net cash proceeds of $161,092 as subscription proceeds for 450,000 common shares. The common shares were issued in the quarter ended June 30, 2003.

During the quarter ended June 30, 2003, 175,962 common shares were issued for services valued at $117,179.

During the quarter ended June 30, 2003, the Company issued 112,500 common shares to settle accounts payable and accrued liabilities of $68,125 and as compensation for extension of debt repayment.

During the quarter ended June 30, 2003, 125,000 units were issued for net cash proceeds of $42,500. Each unit consists of one common share of the Company and one-half share purchase warrant, with two one-half warrants exercisable to purchase an additional common share at an exercise price of $1.50 per share and expire May 2005.

The Company received net cash proceeds of $77,200 as subscription proceeds for 186,280 common shares. The Company also approved the issuance of 110,620 common shares to settle debt and promissory notes totalling $66,185 and the issuance of 42,000 common shares for services valued at $29,350. The common shares were issued subsequent to June 30, 2003. In addition, the Company approved and issued 152,710 shares for services rendered and 200,000 shares for cash proceeds of $80,000 subsequent to June 30, 2003.

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

7.     SHORT-TERM  INVESTMENTS

Pursuant to certain private placement arrangements, the Company was required to deposit $37,231 (2002-Nil) of the proceeds raised into certain bonds in the name of the investors as security. The bonds will be released to the Company by June 30, 2003.

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

2.     GENESIS  BIOVENTURES'  BIOTECHNOLOGY  PORTFOLIO  COMPANIES

The Company, through its wholly-owned subsidiary Biomedical Diagnostics, LLC, has established itself as an operating entity directly involved in the development and commercialization of the Mammastatin Serum Assay ("MSA"). GBI also has equity interest in a company developing diagnostics in the field of neurology.

3.     BIOMEDICAL  DIAGNOSTICS,  LLC

Biomedical Diagnostics, LLC (Biomedical Diagnostics) was initially formed by Biotherapies and the Company for the purpose of developing proprietary cancer screening products. Its initial product development effort is commercializing the Mammastatin Serum Assay as a risk-screening tool for breast cancer.

4.     UNIVERSITY  OF  MICHIGAN  LICENSE  DISCUSSIONS

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

5.     PRODUCT  DEVELOPMENT  PROGRAM

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

6.     PRION  DEVELOPMENTAL  LABORATORIES,  INC.

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

In 2003, it was alleged that certain promises had been made by one of the Company's offices with respect to a $250,000 loan provided to PDL. Efoora, PDL's parent, has claimed that failure to fulfill those promises required a reduction of the Company's interests in PDL, or exchange of those interests for additional interests in Efoora.

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

7.     COMPETITION

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

8.     PROPOSED  TRANSACTIONS

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

9.     INTELLECTUAL  PROPERTY

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

10.     GOVERNMENT  REGULATION  -  BIOTECHNOLOGY  PRODUCT  DEVELOPMENT

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

11.     GOVERNMENT  REGULATION  -  INVESTMENT  COMPANIES

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

12.     HUMAN  RESOURCES

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

13.     RISK  FACTORS

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


RESULTS  OF  OPERATIONS

SIX  MONTHS  ENDED  JUNE  30,  2003  COMPARED TO SIX MONTHS ENDED JUNE 30, 2002:

For the six months ended June 30, 2003, the Company incurred a net loss of $2,816,267 compared to $3,860,703 for the six months ended June 30, 2002, a decrease of $1,044,436.

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

Interest and bank charges incurred and amortized, decreased by $378,737 for the six months ended June 30, 2003 due to a decrease in the deemed discounts related to equity instruments issued along with promissory notes. The fair value of the equity instruments issued along with promissory notes is amortized to interest expense over the term of the promissory notes.

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

The Company's total assets as at June 30, 2003 was $9,939,082 compared to total assets of $11,025,497 as at December 31, 2002, substantially all of which represents the carrying value of medical technology. The decrease in the Company's total assets during the six months is due to the amortization of the Company's medical technology licenses totaling $944,563.

THREE  MONTHS  ENDED  JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

For the quarter ended June 30, 2003, the Company incurred a loss of $1,367,017 compared to $1,966,279 for the three months ended June 30, 2002, a decrease of $599,262. The decrease in the loss is due to decreases in the Company's equity share of losses in Biotherapies Inc. of $576,062, a decrease in interest expenses of $220,797, an increase in stock-based compensation of $84,100 and an increase in salaries and benefits of $243,369.

Legal and accounting fees decreased from $158,792 to $143,479 which is attributable to decreased legal fees.

Management and consulting fees decreased from $74,000 during the three months ended June 30, 2002 due to a decrease in the use of outside consultants.

Interest and bank charges decreased from $308,486 during the three months ended June 30, 2002 to $44,061 which is attributable to a decrease in short-term borrowings and to the decrease in the amortization of the discount of warrants attached to the short-term borrowings.

LIQUIDITY  AND  CAPITAL  RESOURCES

Cash flows used in operating activities totaled $331,837 for the six months ended June 30, 2003 compared to $640,467 for the six months ended June 30, 2002.

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

During the quarter ended March 31, 2003, 226,711 units were issued for net cash proceeds of $80,250. Each unit consists of one common share of the Company and one-half share purchase warrant, with two one-half warrants exercisable to purchase an additional common share at an exercise price of $1.50 per share. Those warrants expire between November 2004 and March 2005.

The Company received net cash proceeds of $161,092 as subscription proceeds for 450,000 common shares. The common shares were issued in the quarter ended June 30, 2003.

During the quarter ended June 30, 2003, 175,962 common shares were issued for services valued at $117,179.

During the quarter ended June 30, 2003, the Company issued 112,500 common shares to settle accounts payable and accrued liabilities of $68,125 and as compensation for extension of debt repayment.

During the quarter ended June 30, 2003, 125,000 units were issued for net cash proceeds of $42,500. Each unit consists of one common share of the Company and one-half share purchase warrant, with two one-half warrants exercisable to purchase an additional common share at an exercise price of $1.50 per share and expire May 2005.

The Company received net cash proceeds of $77,200 as subscription proceeds for 186,280 common shares. The Company also approved the issuance of 135,620 common shares to settle debt and promissory notes totalling $66,185 and the issuance of 42,000 common shares for services valued at $29,350. The common shares were issued subsequent to June 30, 2003.

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