Form 10QSB
period 2003-09-30
GENESIS BIOVENTURES INC
filed 2003-11-14
CIK 1084966

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10QSB

[X]     QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT  OF  1934

          For  the  quarterly  period  ended SEPTEMBER  30,  2003
                                             --------------------

[  ]     TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT  OF  1934

     For  the  transition  period  from  ________________  to  _________________


                          Commission file number0-30252
                                    -------

                            GENESIS BIOVENTURES, INC.
                          ---------------------------
                 (Name of small business issuer in its charter)

            NEW YORK                                              98-0163232
-----------------------------------                         --------------------
(State  or  other  jurisdiction                               (I.R.S.Employer
of  incorporation  or organization)                         Identification  No.)

1A-3033 KING GEORGE HIGHWAY, SURREY B.C. CANADA                    V4P  1B8
-----------------------------------------------------             -----------
    (Address  of  principal  executive  offices)                  (Zip  Code)

Issuer's  telephone  number:(604)  542-0820
                            ---------------

_________________________________________________________________
Former name, former address and former fiscal year, if changed since last report)


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

                   CLASS                    OUTSTANDING  AT  NOVEMBER  10,  2003

     Common  Stock,  par  value  $0.0001                 28,829,803

                                TABLE OF CONTENTS

                                                                            Page
PART I - FINANCIAL INFORMATION
  Item 1  Financial Statements                                               3
  Item 2  Management's Discussion and Analysis                              17
  Item 3  Controls and Procedures                                           28

PART II - OTHER INFORMATION
  Item 1  Legal Proceedings                                                 29
  Item 2  Changes in Securities                                             29
  Item 3  Default upon Senior Securities                                    30
  Item 4  Submission of Matters to a Vote of Security Holders               30
  Item 5  Other Information                                                 30
  Item 6  Exhibits and Reports on Form 8-K                                  30

SIGNATURES                                                                  31

SPECIAL  NOTE  REGARDING  FORWARD-LOOKING  STATEMENTS

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

SPECIAL  NOTE  REGARDING  INDEPENDENT  ACCOUNTANTS  REVIEW

Our independent accountants, KPMG LLP, have not performed any review procedures at the time of filing this quarterly report on Form 10QSB for the three and nine month periods ended September 30, 2003 as required under Item 310(b) of Regulation S-B.

ITEM  1.  FINANCIAL  STATEMENTS

GENESIS  BIOVENTURES,  INC.
(a  New  York  Corporation)
(a  development  stage  company)
CONSOLIDATED  BALANCE  SHEETS
 (Expressed  in  United  States  dollars)


                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                    2003             2002
                                                               ---------------  --------------
    (Unaudited) . . . . . . . . . . . . . . . . . . . . . . .               -
ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . .  $       97,572   $      11,860
  Accounts and other receivables. . . . . . . . . . . . . . .           5,604           2,736
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . .           2,900         153,295
  Due from related party. . . . . . . . . . . . . . . . . . .               -          51,906
-------------------------------------------------------------  ---------------  --------------

Total current assets. . . . . . . . . . . . . . . . . . . . .         106,076         219,797

Short-term investments - restricted (note 7). . . . . . . . .          54,911               -

Property and equipment, net . . . . . . . . . . . . . . . . .          56,961         108,428

Medical technology licenses, net. . . . . . . . . . . . . . .       9,341,281      10,697,272
-------------------------------------------------------------  ---------------  --------------
Total assets. . . . . . . . . . . . . . . . . . . . . . . . .  $    9,559,229   $  11,025,497
=============================================================  ===============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities. . . . . . . . . .  $    2,002,924   $   2,169,233
  Accounts payable and accrued liabilities - related parties.         373,323         214,950
  Promissory notes payable - related party (Note 5) . . . . .         756,843         700,000
  Promissory notes payable (Note 5) . . . . . . . . . . . . .         303,647         360,809
-------------------------------------------------------------  ---------------  --------------
Total current liabilities . . . . . . . . . . . . . . . . . .       3,436,737       3,444,992
-------------------------------------------------------------  ---------------  --------------

STOCKHOLDERS' EQUITY:
Preferred stock, $.0001 par value:
  Authorized 100,000,000 shares;
  Issued: 2003 - 64,562; December 31, 2002 - 64,562 . . . . .               6               6
Common stock, $.0001 par value:
  Authorized 100,000,000 shares;
  Issued: 2003 - 28,405,303; December 31, 2002 - 24,768,139 .           2,841           2,476
Common share subscriptions. . . . . . . . . . . . . . . . . .         125,560         277,750
Additional paid-in capital. . . . . . . . . . . . . . . . . .      40,191,108      38,153,137
Deficit accumulated during the development stage. . . . . . .     (34,197,023)    (30,852,864)
-------------------------------------------------------------  ---------------  --------------
Total stockholders' equity. . . . . . . . . . . . . . . . . .       6,122,492       7,580,505
-------------------------------------------------------------  ---------------  --------------
Total liabilities and stockholders' equity. . . . . . . . . .  $    9,559,229   $  11,025,497
=============================================================  ===============  ==============

Future  operations  (Note  1)
Commitments  and  contingencies  (Note  4)
Subsequent  event  (Note  4(a)(i))



The  accompanying  notes  are  an  integral  part of these financial statements.


GENESIS  BIOVENTURES,  INC.
(a  New  York  Corporation)
(a  development  stage  company)
CONSOLIDATED  STATEMENT  OF  OPERATIONS
(Unaudited)
(Expressed  in  United  States  dollars)


                                                                                                          PERIOD  FROM
                                               FOR  THE THREE MONTHS ENDED  FOR THE NINE MONTHS ENDED     INCEPTION ON
                                               --------------------------- --------------------------     SEPTEMBER 19,
                                                 SEPT.  30,     SEPT.  30,   SEPT.  30,   SEPT.  30,        1994 TO
                                                   2003          2002          2003          2002      SEPTEMBER 30, 2003
                                               ------------  ------------  ------------  ------------  ------------------
REVENUE . . . . . . . . . . . . . . . . . . .  $         -   $         -   $         -   $         -   $               -
                                               ------------  ------------  ------------  ------------  ------------------

EXPENSES:

  Amortization. . . . . . . . . . . . . . . .      467,777       474,244     1,412,340     1,422,500           3,527,828
  Loss on foreign exchange. . . . . . . . . .        4,595        (6,599)       54,963        15,170             141,580
  Investor relations:
     Stock-based compensation . . . . . . . .       25,370             -       326,431             -           1,101,805
     Incurred . . . . . . . . . . . . . . . .        9,294       (27,177)       54,539        31,962             972,985
  Legal and accounting. . . . . . . . . . . .       38,661        74,658       234,563       320,882           1,783,480
  Listing and share transfer fees . . . . . .        4,766        25,816        77,192        58,336             355,906
  Management and consulting fees:
     Stock-based compensation . . . . . . . .            -             -        27,500        11,737           4,777,068
     Incurred . . . . . . . . . . . . . . . .      (25,038)       55,220        22,809       169,078           1,954,446
  Office and miscellaneous. . . . . . . . . .        6,880         8,314        20,361        31,904             358,904
  Write off of advances to related party. . .            -             -        53,139             -              53,139
  Rent and occupancy costs. . . . . . . . . .       38,899        27,966        94,313       117,188             572,529
  Salaries and benefits:
     Stock-based compensation . . . . . . . .       75,500             -       329,750             -             329,750
     Incurred . . . . . . . . . . . . . . . .      148,360       142,608       349,987       418,956           1,134,427
  Telephone . . . . . . . . . . . . . . . . .        4,053         5,779        11,640        13,750             118,243
  Travel and promotion. . . . . . . . . . . .        9,293        22,874        32,649        41,726           1,116,231
  In-process research and development . . . .            -             -             -             -             750,000
  Research and development. . . . . . . . . .       43,429        87,122       271,545       336,279             810,880
  Royalty fees. . . . . . . . . . . . . . . .            -             -             -             -             100,291
                                               ------------  ------------  ------------  ------------  ------------------
                                                   851,839       890,825     3,418,721     2,989,468          19,959,492
                                               ------------  ------------  ------------  ------------  ------------------

LOSS BEFORE OTHER ITEMS:. . . . . . . . . . .     (851,839)     (890,825)   (3,418,721)   (2,989,468)        (19,959,492)
  Interest income . . . . . . . . . . . . . .            -        11,389           744        17,515              81,769
  Other income. . . . . . . . . . . . . . . .       25,322             -        72,648             -             106,192
  Interest and bank charges:
     Incurred . . . . . . . . . . . . . . . .      (34,619)      (90,680)     (131,693)     (291,308)           (855,527)
     Amortization of deemed discount. . . . .      (26,318)            -      (251,973)     (500,838)         (2,731,566)
  Equity in loss of:
    Prion Developmental Laboratories, Inc.. .            -             -             -             -          (2,436,553)
    Biotherapies, Inc.. . . . . . . . . . . .            -      (988,640)            -    (2,122,373)         (5,437,610)
    Biomedical Diagnostics, LLC . . . . . . .            -             -             -             -          (3,357,253)
  Gain (loss) on debt settlements . . . . . .      359,561      (230,844)      384,836      (163,831)            747,751
                                               ------------  ------------  ------------  ------------  ------------------

NET LOSS. . . . . . . . . . . . . . . . . . .  $  (527,892)  $(2,189,600)  $(3,344,159)  $(6,050,303)        (33,842,289)
=============================================  ============  ============  ============  ============  ==================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING   28,021,044    23,092,610    26,646,167    21,219,252           9,197,246
=============================================  ============  ============  ============  ============  ==================
BASIC AND FULLY DILUTED LOSS PER COMMON SHARE  $     (0.02)  $     (0.08)  $     (0.13)  $     (0.28)  $           (3.68)
=============================================  ============  ============  ============  ============  ==================

The  accompanying  notes  are  an  integral  part of these financial statements.

GENESIS  BIOVENTURES,  INC.
(a  New  York  Corporation)
(a  development  stage  company)
CONSOLIDATED  STATEMENT  OF  STOCKHOLDERS'  EQUITY
(Unaudited)
(Expressed  in  United  States  dollars)


PERIOD  FROM  INCEPTION  ON  SEPTEMBER  19,  1994  TO  SEPTEMBER  30,  2003
---------------------------------------------------------------------------

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

PERIOD  FROM  INCEPTION  ON  SEPTEMBER  19,  1994  TO  SEPTEMBER  30,  2003
---------------------------------------------------------------------------
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

PERIOD  FROM  INCEPTION  ON  SEPTEMBER  19,  1994  TO  SEPTEMBER  30,  2003
---------------------------------------------------------------------------
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
-----------------------------------------------------------------------------------------------------------------------------------

PERIOD  FROM  INCEPTION  ON  SEPTEMBER  19,  1994  TO  SEPTEMBER  30,  2003
---------------------------------------------------------------------------
                                                                                                              DEFICIT
                                   COMMON SHARES         COMMON SHARE        PREFERRED SHARES               ACCUMULATED     TOTAL
                              ----------------------    SUBSCRIPTIONS       ------------------ ADDITIONAL      DURING       STOCK-
                                NUMBER                 ---------------        NUMBER            PAID-IN     DEVELOPMENT    HOLDERS'
                              OF SHARES      AMOUNT    NUMBER    AMOUNT     OF SHARES   AMOUNT  CAPITAL        STAGE        EQUITY
                             -----------   ---------  -------  ----------  -----------  ------ ----------   -----------   ---------
                                               $                   $                      $        $             $            $
Balance, December 31,
2001. . . . . . . . . . . . .19,944,832    1,994    110,000     181,250      176,562      18  34,407,044  (24,929,563)  9,660,743

Issue of common stock
previously subscribed for . .   110,000       11   (110,000)   (181,250)           -       -     181,239            -           -

Issue of common stock for
cash (net of cash share
issue costs of $104,958
and non-cash of
147,826) . . . . . . . . . .    823,786       82    447,128     277,750            -       -     449,946            -     727,778

Issue of common stock on
conversion of convertible
preferred shares. . . . . . .   112,000       12          -           -     (112,000)    (12)         -             -           -

Issue of common stock for
services provided and
settlement of accounts
payable and accrued
liabilities . . . . . . . . .   498,377       50          -           -            -       -     556,028            -     556,078

Issuance of common
stock for settlement of
debt and accrued interest . . 3,243,047      324          -           -            -       -   1,621,199            -   1,621,523

Stock options exercised . . .    36,097        3                                                  38,200                   38,200

Fair value of options and
warrants issued to
promissory note holders . . .         -        -          -           -            -       -      76,815            -      76,815

Fair value of beneficial
conversion feature of
promissory note . . . . . . .         -        -          -           -            -       -      31,037            -      31,037

Extinguishment of stock
appreciation rights plan. . .         -        -          -           -            -       -     632,066            -     632,066

Fair value of stock options
issued to consultants . . . .         -        -          -           -            -       -      11,737            -      11,737

Fair value of warrants
issued for share financing
costs . . . . . . . . . . . .         -        -          -           -            -       -     147,826            -     147,826

Loss for the period . . . . .         -        -          -           -            -       -           -   (5,923,031) (5,923,301)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31,
2002. . . . . . . . . . . . .24,768,139    2,476    447,128     277,750       64,562       6  38,153,137  (30,852,864)  7,580,505

Issue of common stock
previously subscribed for . .   447,128       45   (447,128)   (277,750)           -       -     277,705            -           -

Issue of common stock for
cash during three months
ended March 31, 2003
(net of cash share issue
costs of $38,552 and non-
cash of $36,281). . . . . . .   226,711       23          -           -            -       -      43,946            -      43,969

Issue of common stock for
services provided and
settlement of accounts
payable and accrued
liabilities during three
months ended March 31,
2003. . . . . . . . . . . . .   568,317       57          -           -            -       -     360,753            -     360,810

PERIOD  FROM  INCEPTION  ON  SEPTEMBER  19,  1994  TO  SEPTEMBER  30,  2003
---------------------------------------------------------------------------
                                                                                                              DEFICIT
                                   COMMON SHARES         COMMON SHARE        PREFERRED SHARES               ACCUMULATED     TOTAL
                              ----------------------    SUBSCRIPTIONS       ------------------ ADDITIONAL      DURING       STOCK-
                                NUMBER                 ---------------        NUMBER            PAID-IN     DEVELOPMENT    HOLDERS'
                              OF SHARES      AMOUNT    NUMBER    AMOUNT     OF SHARES   AMOUNT  CAPITAL        STAGE        EQUITY
                             -----------   ---------  -------  ----------  -----------  ------ ----------   -----------   ---------
                                               $                   $                      $        $             $            $
Common share
subscriptions (net of cash
share issue costs of $18,908
and non-cash of $25,279 . . .        --       --    450,000     135,813            -       -          --            -     135,813

Fair value of beneficial
conversion feature of
promissory notes. . . . . . .        --       --          -           -            -       -      24,530            -      24,530

Issuance of common
stock previously
subscribed for. . . . . . . .   450,000       45   (450,000)   (135,813)           -       -     135,768            -           -

Issuance of common
stock for cash during the
three months ended September
30, 2003 (net of cash share
issue costs of $7,500 and
non-cash of $6,875. . . . . .   125,000       12          -           -            -       -      35,613            -      35,625

Issuance of common
stock for services
provided and settlement
of debt and accounts
payable and accrued
liability during the three
months ended September 30,
2003. . . . . . . . . . . . .   288,462       29          -           -            -       -     185,275            -     185,304

Common share subscriptions. .         -        -    338,900     170,260            -       -           -            -     170,260

Issuance of common
stock previously
subscribed for. . . . . . . .   338,900       34   (338,900)   (170,260)           -       -     170,226            -           -

Issuance of common stock
for cash net of cash share
issue costs of $67,300 -
cash, $13,824 - non-cash) . .   877,500       88          -          -             -       -     269,699           -      269,787

Issuance of common stock
for  services  provided
and settlement of debt and
accounts payable and accrued
liabilities . . . . . . . . .   315,146       32          -          -             -       -     178,388           -      178,420

Fair  value  of  beneficial
conversion feature of
promissory notes. . . . . . .        -         -          -          -             -       -      26,318           -       26,318

Employee  stock  option
compensation expense  of
option re-pricing . . . . . .        -         -          -          -             -       -      75,500           -       75,500

Common share subscriptions
(net of cash share issue
costs of $21,300) . . . . . .        -         -    302,000    125,560             -       -           -           -      125,560

Employee stock option
compensation expense of
option re-pricing (Note 6). .        --       --          -           -            -       -     254,250            -     254,250

Loss for the period . . . . .         -        -          -           -            -       -           -   (3,344,159) (3,344,159)

-----------------------------------------------------------------------------------------------------------------------------------

Balance, September 30, 2003 .28,405,303  $ 2,841    302,000   $ 125,560       64,562   $   6 $40,191,108 $(34,197,023) $6,122,492
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


                                                                                                TOTAL FROM
                                                                                                 INCEPTION,
                                                                                               SEPTEMBER 19,
                                                                                                1994) TO
                                                                                               SEPTEMBER 30,
FOR THE NINE MONTHS ENDED SEPTEMBER 30,                               2003          2002           2003
----------------------------------------------------------------  ------------  ------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(3,344,159)  $(6,050,303)  $ (33,803,385)
Items not affecting cash:
Amortization . . . . . . . . . . . . . . . . . . . . . . . . . .    1,412,340     1,422,500       3,527,828
Equity in loss of Biomedical Diagnostics LLC . . . . . . . . . .            -             -       3,357,253
Equity in loss of Biotherapies, Inc. . . . . . . . . . . . . . .    2,122,373     5,437,610
Equity in loss of Prion Developmental Laboratories, Inc. . . . .            -             -       2,436,553
In-process research and development. . . . . . . . . . . . . . .            -             -         750,000
Stock compensation and shares for services . . . . . . . . . . .      710,819        11,737       5,091,673
Stock appreciation rights plan . . . . . . . . . . . . . . . . .            -             -          29,230
Deemed discount amortization on promissory notes . . . . . . . .      295,601       500,838       2,883,527
Gain on debt settlement. . . . . . . . . . . . . . . . . . . . .     (384,836)      163,831        (747,751)
Changes in operating assets and liabilities:
Amounts and other receivables. . . . . . . . . . . . . . . . . .       (2,868)       15,687          (5,604)
Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . .            -         7,000         (49,429)
Due from related party . . . . . . . . . . . . . . . . . . . . .       51,906             -          51,906
  Accounts payable and accrued liabilities . . . . . . . . . . .      539,212       847,998       5,343,391
----------------------------------------------------------------  ------------  ------------  --------------
                                                                     (721,985)     (958,339)     (5,967,198)
                                                                  ------------  ------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures on property and equipment . . . . . . . . .       (4,883)       (1,773)       (120,741)
Purchase of shares of Biotherapies Inc.. . . . . . . . . . . . .            -             -      (2,643,976)
Investment in Prion Developmental Laboratories, Inc. . . . . . .            -             -      (2,436,553)
Investment in Biomedical Diagnostics LLC . . . . . . . . . . . .            -             -      (3,000,000)
Investment in I.D. Certify, Inc. . . . . . . . . . . . . . . . .            -             -        (800,160)
Acquisition of Biomedical Diagnostics, LLC, net of cash acquired            -             -      (2,696,756)
Cash acquired on consolidation . . . . . . . . . . . . . . . . .            -             -           8,617
Deposit on future acquisitions . . . . . . . . . . . . . . . . .            -             -         (50,000)
  Purchase of short-term investments . . . . . . . . . . . . . .      (54,911)            -        (421,911)
  Redemption of short-term investments . . . . . . . . . . . . .            -             -         367,000
  Increase in due from related party . . . . . . . . . . . . . .            -             -         (51,906)
  Promissory note receivable . . . . . . . . . . . . . . . . . .            -       (50,000)              -
----------------------------------------------------------------  ------------  ------------  --------------
                                                                      (59,794)      (51,773)    (11,846,386)
                                                                  ------------  ------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of share purchase warrants. . . . . . . . . . . . . . .            -             -          63,000
Exercise of stock options. . . . . . . . . . . . . . . . . . . .            -        38,200         385,803
Issuance of promissory notes . . . . . . . . . . . . . . . . . .       21,681       579,998        5,864428
Repayment of promissory notes. . . . . . . . . . . . . . . . . .            -             -        (600,000)
Common stock issued for cash . . . . . . . . . . . . . . . . . .      621,750       409,799       6,040,204
  Common stock subscriptions . . . . . . . . . . . . . . . . . .      224,060             -         591,810
  Preferred stock issued for cash. . . . . . . . . . . . . . . .            -             -       5,565,911
----------------------------------------------------------------  ------------  ------------  --------------
                                                                      867,491     1,022,997      17,911,156
                                                                  ------------  ------------  --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS . . . . . .       85,712        12,885          97,572
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD . . . . . . . . .       11,860         7,293               -
----------------------------------------------------------------  ------------  ------------  --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD . . . . . . . . . . . .  $    97,572   $    20,178   $      97,572
================================================================  ============  ============  ==============


The  accompanying  notes  are  an  integral  part of these financial statements.


GENESIS  BIOVENTURES,  INC.
(a  New  York  Corporation)
(a  development  stage  company)
STATEMENT  OF  CASH  FLOWS
(Unaudited)
(Expressed  in  United  States  dollars)

                                                                                                 TOTAL FROM
                                                                                                  INCEPTION,
                                                                                                SEPTEMBER 19,
                                                                                                 1994) TO
                                                                                                SEPTEMBER 30,
FOR THE NINE MONTHS ENDED SEPTEMBER 30,                                     2003       2002          2003
------------------------------------------------------------------------  --------  ----------  -------------
      RESTATED

SUPPLEMENTAL DISCLOSURE:
Cash paid for:
   Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      -  $        -  $           -
   Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       752         209              -
Non-cash activities
   Common stock issued to settle promissory notes payable and
     accounts payable and accrued liabilities. . . . . . . . . . . . . .   305,177   1,788,001      8,390,255
   Common stock issued for shares of Biotherapies Inc. and patents . . .         -           -              -
   Discounts and beneficial conversion feature on promissory notes . . .   251,973           -      2,677,094
   Deemed dividends on preferred shares. . . . . . . . . . . . . . . . .         -           -              -
   Common stock issued on conversion of preferred shares . . . . . . . .         -           -              -
   Contribution to BioMedical Diagnostics, LLC of rights acquired. . . .         -           -              -
   Issuance of common stock and warrants for share financing services. .    82,259           -        387,451
   Issuance of common stock on acquisition . . . . . . . . . . . . . . .         -           -              -
   Shares issued as consideration for acquisition of 50% interest in LLC         -           -              -
   Subscription receivable for issued common shares. . . . . . . . . . .         -           -              -
   Common stock issued for fixed assets. . . . . . . . . . . . . . . . .         -           -              -
   Extinguishment of stock appreciation rights plan. . . . . . . . . . .         -           -              -
   Stock option exercise price paid through settlement of accounts
     payable and accrued liabilities . . . . . . . . . . . . . . . . . .         -      38,204         38,204
   Common stock issued for subscriptions paid for in prior period. . . .   588,510     241,250        915,074
   Debt issued to settle accounts payable and accrued liabilities. . . .    60,000           -              -


The  accompanying  notes  are  an  integral  part of these financial statements.

GENESIS  BIOVENTURES,  INC.
(a  New  York  Corporation)
(a  development  stage  company)
NOTES  TO  THE  FINANCIAL  STATEMENTS
(Unaudited)
(Expressed  in  U.S.  dollars)

SEPTEMBER  30,  2003
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

The Company's future operations are dependent upon the Company's ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations and income from its equity investments and realize benefits from its medical technology licenses. Furthermore, the Company's equity investments may require additional funding from the Company to continue research and development and other operating activities. To September 30, 2003, the Company is considered to be in the development stage as the Company has not generated revenues. The Company has experienced negative cash flow from operations and as at September 30, 2003 is in default of promissory note obligations totalling $20,000. The Company had a working capital deficiency of $3,330,661. The Company does not have sufficient working capital to sustain operations until the end of the year and is in immediate need of cash financing. The Company is currently looking to secure additional funds through future debt or equity financings. Such financings may be not available or may not be available on reasonable terms. If the Company is unable to obtain required financing, it may have to reduce or cease operations or liquidate certain assets.

2.     BASIS  OF  PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for a complete set of annual financial statements. The Company believes that its disclosures are adequate so that the information presented is not misleading. These condensed financial statements should be read with the Annual Audited Financial Statements and the notes thereto included in the Company's Annual Report on Form 10-KSB and other reports filed with the SEC. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of results of the financial position and the operations have been included in the consolidated financial statements. Results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2003.

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



                          Three months ended           Nine months ended      Period from September
                             September 30,               September 30          19, 1994 (Inception)
                           2003         2002          2003          2002      to September 30, 2003
---------------------------------------------------------------------------------------------------

Net loss as reported .  $(488,989)  $(2,189,600)  $(3,344,159)  $(6,050,303)  $(33,842,289)

Add: Stock-based . . .  $  75,500             -   $   329,750             -   $    329,750
employee compensation
included in reported
net loss

Deduct: Total stock- .  $       -   $         -   $  (148,353)  $  (228,642)  $ (1,383,030)
based employee
compensation expense
determined under fair
value method

Pro forma. . . . . . .  $(413,489)  $(2,189,600)  $(3,162,762)  $(6,278,945)  $(34,895,569)

Basic and diluted loss
per share:
- As reported. . . . .  $   (0.02)  $     (0.08)  $     (0.12)  $     (0.29)  $      (3.68)
- Pro forma. . . . . .  $   (0.01)  $     (0.08)  $     (0.12)  $     (0.29)  $      (3.79)


4.     COMMITMENTS  AND  CONTINGENCIES

(a)     Proposed  Transactions

(i)     Merger  with  Corgenix  Medical  Corporation

On August 5, 2003 the Company signed a formal letter of intent to merge with Corgenix Medical Corporation ("Corgenix") of Westminster, Colorado. Under the terms of the letter of intent, the Company will issue 14 million common shares in exchange for 100% of Corgenix outstanding common shares in a transaction valued at approximately $8,000,000 (based on GBI's closing stock price on August 4, 2003). The Company is the deemed acquirer in the merger. The terms of the letter of intent also provide that Corgenix's current management team will assume the responsibility of managing the combined entity, which will continue to be known as Genesis Bioventures, Inc. and will be headquartered in Westminster, Colorado, Corgenix's current corporate headquarters.

On October 21, 2003, the Company and Corgenix signed a first amendment to the letter of intent. Under the terms of the amended letter of intent, the parties intend to complete a definitive agreement on or before December 15, 2003 and to close the transaction no later than March 31, 2004. The amended letter of intent requires the Company to raise at least $2,000,000 in convertible debt or equity by November 30, 2003 and to advance to Corgenix $500,000. Under the terms of the amended letter of intent, the Company is required to raise at least $6,000,000 of equity capital (inclusive of the $2,000,000 to be raised by November 30, 2003) prior to closing or March 31, 2004, whichever occurs first.

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

     On May 14, 2003, the Company signed a License Agreement with the University uses of the mammastatin technology. The terms of the Agreement requires license issue fees of $150,000 over 180 day period after signing the Agreement, royalty fees of 3% to 5% of revenues generated and 20% of revenues not based on Net Sales, annual license maintenance fees of $25,000 to $100,000 and milestone payments on meeting certain significant development targets. A $50,000 license issue fee payment has been made. In addition, the Company must meet certain commercialization and research and development requirements within five months of signing the Agreement. The University of Michigan has been notified that these requirements have been met. Failure of the Company to meet any payment allows the University of Michigan to terminate the agreement, if not cured under the terms of the Agreement.

     On October 27, 2003, the terms of the agreement were amended to require payment of the remaining $100,000 license issue fee on or before February 1, 2004. If the Agreement is ultimately terminated and the Company's access to the mammastatin technology is not re-established through a revised agreement or otherwise, the Company will likely be required to recognize an impairment in value in its medical technology licenses which totals 9,341,281 as at September 30, 2003.

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

5.     PROMISSORY  NOTES  PAYABLE

During the quarter ended September 30, 2003, $20,000 of promissory notes were converted to common stock.

As at September 30, 2003, a loan with a principal balance of $20,000 (2002 - $963,647) was in default. The lender has not demanded repayment. Discounts on related party promissory notes amortized to interest expense during the nine months ended September 30, 2003 totalled $220,734 (2002 - $566,250).

As of October 1, 2003 there were outstanding liabilities of approximately $3 million, for which additional funding is required. The Company anticipates being able to satisfy approximately one half of such $3 million of debt with non-cash alternatives, and to secure the consent to defer most of the balance of such indebtedness until the Company's completion of the take out financing. The Company has identified and had preliminary discussions with creditors holding approximately half of such $3,000,000 of debt. Some of such creditors have indicated a willingness to convert debt to Common Shares of the Company; others have indicated a willingness to defer balances to a later date, and others have indicated a willingness to engage in further discussions based upon the successful conclusion of this offering. If the Company cannot successfully reach agreements with its creditors, it will be forced to seek other alternatives or additional financing.

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

During the quarter ended September 30, 2003, the Company issued 193,700 common shares to settle accounts payable and accrued liabilities of $59,346 and 107,620 common shares on conversion of a 20,000 note payable and $25,200 of accounts payable and accrued liabilities.

During the quarter ended September 30, 2003, the Company issued 38,816 for services valued at $23,000.

During the quarter ended September 30, 2003, the Company issued 877,500 common shares for net cash proceeds of $269,787.

The Company received net cash proceeds of $125,560 for 302,000 common shares subscribed for September 30, 2003.

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

7.     SHORT-TERM  INVESTMENTS

Pursuant to certain private placement arrangements, the Company was required to deposit $54,911 (2002-Nil) of the proceeds raised into certain bonds in the name of the investors as security. The bonds will be released to the Company by June 30, 2004.

8.     GAIN  ON  DEBT  SETTLEMENTS

During the quarter ended September 30, 2003, certain of the Company's officers, employees and suppliers forgave unpaid wages and other amounts totalling $359,561.

9.     FUTURE  PRONOUNCEMENTS

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - transition and disclosure, an Amendment to FASB Statement No.
123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure provisions of SFAS No. 148 and has presented the pro forma effects of SFAS No. 123 for the three and nine months ended September 30, 2003.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities". The statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement amends Statement 133 for decisions made as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, in connection with other Board projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative. Management does not expect the adoption of SFAS No. 149 to have an impact on its financial condition, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This statement establishes standards for how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement applies specifically to a number of financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Management does not expect the adoption of SFAS No. 150 to have a material impact on its financial condition, results of operation or cash flows.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

OVERVIEW

CORPORATE  PROFILE

Genesis Bioventures, Inc. (AMEX: GBI) is a New York corporation, having its administrative offices in Surrey, British Columbia, Canada and its Research and Development production facility in Ann Arbor, Michigan.

The Company is a North American based biomedical company with its primary focus on the development and marketing of its breast cancer risk assessment tool. The Company is involved with its portfolio company, which is involved in neurodegenerative diagnostics.

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

See  discussion  regarding  University  of  Michigan  License.

As a combined entity, the product development strategy of Genesis Bioventures and Corgenix will center on further development, FDA approval and ultimate commercialization of the Mammastatin Serum Assay ("MSA") breast cancer diagnosis system in combination with Corgenix's patented and proprietary application of the Enzyme Linked ImmunoSorbent Assay ("ELISA") format, a clinical testing methodology commonly used worldwide. The delivery format ("Microplate") is one of the most commonly used formats, employing conventional testing equipment found in virtually all clinical laboratories. The Company believes the availability and broad acceptance of ELISA Microplate products will reduce time to market worldwide for the MSA and is a demonstrably superior delivery method to that of the Western Blot method currently being implemented by Biomedical Diagnostics. The merged companies also intend to focus on the further expansion of Corgenix's immunoassays for the clinical assessment of coagulation, vascular, liver and autoimmune diseases.

Additionally the new entity will also focus on novel proteins and biochemical pathways related to cellular regulation and cell cycle abnormalities in oncology, cardiovascular disease, liver disease, and autoimmune diseases, as well as neurodegenerative diseases. The focus will remain towards novel targets and new methods that offer opportunities for improvement in the effectiveness of disease management. As part of this strategy, the new entity will further efforts of developing highly targeted therapies against novel targets that are designed to maximize efficacy while minimizing toxicity.

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

3.     BIOMEDICAL  DIAGNOSTICS,  LLC

Biomedical Diagnostics, LLC (Biomedical Diagnostics) is a wholly owned subsidiary of the Company formed for the purpose of developing proprietary cancer screening products. Its initial product development effort is commercializing the MSA as a risk-screening tool for breast cancer. The MSA is currently available on a limited scale.

4.     UNIVERSITY  OF  MICHIGAN  LICENSE  DISCUSSIONS

On May 14, 2003, the Company signed a License Agreement with the University of Michigan for the exclusive rights to the mammastatin technology. As amended October 27, 2003, the terms of the Agreement require license issue fees of $155,000 due on or before February 1, 2004. A payment of $50,000 has been submitted in this regard. Other requirements include royalty fees of 3% to 5% of revenues generated and 20% of revenues not based on Net Sales, annual license maintenance fees of $25,000 to $100,000 and milestone payments on meeting certain significant development targets. Failure of the Company to meet any payment allows the University of Michigan to terminate the agreement, if not cured under the terms of the Agreement. In addition, the Company must have met certain commercialization and research and development requirements within five months of signing the Agreement. The University of Michigan has been notified that these requirements have been met.

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

The current version of the MSA test is a Western Dot Blot format that has been developed for use in reference labs and major medical testing clinics. Product development is currently underway to develop monoclonal antibodies to the mammastatin protein for use in a rapid immunoassay format of the test. This second version of the test would be suitable for use in point-of-care clinics, medical clinics and potentially in physicians' offices.

Biomedical Diagnostics has completed two sample studies to determine the usefulness of the MSA technology:

- Short-term Level 1 study with 255 samples was completed in the third quarter of 2000. Statistical analysis and reporting by STATPROBE, Inc.
(www.statprobe.com)

- Short-term Level 2 study with 309 samples was completed in the first quarter of 2001. Sample collection was geographically dispersed in the United States. Statistical analysis and reporting by STATPROBE, Inc.

     - Independent M D Anderson study with 200 samples began in September, 2001. The study will not be completed due to lack of funding.

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

Biomedical Diagnostics has an agreement with ARUP Laboratories of Salt Lake City, Utah to market and service the MSA technology. The University of Utah wholly owns ARUP Laboratories. The agreement gives ARUP Laboratories rights to market and service the MSA test to clients worldwide. To September 30, 2003, only a nominal amount has been sold.

Biomedical Diagnostics operates under a Certificate of Compliance under the Clinical Laboratory Improvement Amendments (CLIA) Act, as administered by the U.S. Health Care Financing Administration. Biomedical Diagnostics' Laboratory Services is now providing sample testing and analysis services under CLIA guidelines to physicians and reference laboratories in support of the MSA technology. CLIA compliance ensures laboratories are providing testing services that follow standard industry guidelines.

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

6.     PRION  DEVELOPMENTAL  LABORATORIES,  INC.

Genesis Bioventures holds a 33% equity interest in Prion Developmental Laboratories Inc. (PDL), a privately held biotechnology company specializing in the development of rapid and inexpensive diagnostics to detect Transmissible Spongiform Encephalopathies such as Mad Cow Disease in cattle and Chronic Wasting Disease in deer and elk. Through a collaboration agreement with Bayer Pharmaceutical, PDL is also developing a test to screen human blood and tissue for the presence of Prion disease. Founded in 1999, PDL is a privately held company incorporated in Maryland, with head offices and a manufacturing facility located in Buffalo Grove, Illinois. Pursuant to an Investment Agreement dated September 8, 2000 with PDL, the Company invested a total of $2.0 million in PDL, which provided Genesis Bioventures with a 25% equity ownership in this company. On August 22, 2001, Genesis Bioventures exercised a right of first refusal to invest additional funds in PDL, through a warrant to purchase an additional one million shares of PDL common stock for US $400,000, increasing Genesis Bioventures' equity interest in PDL to 33%. Efoora, Inc., PDL's parent company, disputes the percentage interest of Genesis Bioventures ownership of PDL based on the amount of money in excess of $1,000,000, which Efoora, Inc. claims to have contributed to PDL. There is a pending arbitration initiated by Genesis Bioventures. See "Legal Proceedings".

Prion diseases are a family of fatal neurodegenerative diseases that are caused by a prion, an "infectious proteinaceous particle". Prion diseases have become a major health concern since the outbreak of Bovine Spongiform Encephalopathy
(BSE) or "Mad Cow disease". BSE was first discovered in the United Kingdom but has now spread around the world. BSE is believed to be transmitted among cattle through feed that contains protein rendered from infected cattle and it is thought to be transmitted to humans through eating beef or beef products from infected cattle. In humans, the prion infection results in a neurological disorder known as new variant Creutzfeldt-Jakob Disease (nvCJD). Both Mad Cow Disease and nvCJD are slow developing but invariably fatal diseases, with the brain becoming spongy and filled with tangled protein plaques.

Prion diseases are difficult to diagnose and the only diagnostic tests currently available for BSE are based on analysis of post-mortem brain samples from cattle, a procedure that is relatively slow and expensive. As a result, tests can only be conducted on cattle suspected of being infected or on a random sample basis.

The scientists at PDL have developed an easy-to-use, patents pending rapid strip test for detecting BSE similar to a home pregnancy test which would be used on-site using brain tissue taking less than twenty minutes to complete with accurate, easily interpreted results. Currently, there are no simple tests available to detect prion diseases. There is an urgent need for a more rapid and sensitive diagnostic test that would be feasible to use on every animal at the slaughterhouse to ensure that no BSE infected cattle enter the food chain at any level. This prion test is designed to detect BSE before the overt symptoms appear in cattle, with the objective of ensuring that infected meat or cattle by-products are removed from the market.

The two major international markets for the PDL prion diagnostic test are the cattle industry and ultimately the human blood products industry. The financial losses as a result of the BSE outbreak in the United Kingdom were estimated to be in excess of $2.5 billion in 1998. The import of Canadian beef is currently banned in the US and other countries due to a single case of BSE in Canada in May of this year. Media reports estimate that the Canadian beef industry has lost almost $1 billion since the ban was imposed (Associated Press October 26, 2003).

The strip test, utilizing PDL's patents pending proprietary reagents and assay technology has been proven to be simple yet accurate and inexpensive. The vitality of the beef industry worldwide depends on the development of such a test. The ultimate size of the world market for a post-mortem test is nearly 120 million head of cattle per year.

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

There can be no assurance that the PDL products and tests will satisfy regulatory requirements, or be commercially viable. Genesis Bioventures has no effective control over PDL.

7.     COMPETITION

To date, there are no other blood tests available capable of assessing risk for breast cancer prior to development of the disease. Protein or tumor "markers" indicate that cancer is already present. The mammastatin technology is potentially the only test with the ability to provide much earlier awareness of the risk of breast cancer so that appropriate monitoring or preventive therapy can be implemented. If the MSA is useable for the diagnostic purposes intended, the Company is not aware of any other technology which could be used in competition to MSA testing for such early awareness of the risk of breast cancer.

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

8.     PROPOSED  TRANSACTIONS

I          Merger  with  Corgenix  Medical  Corporation

On August 5, 2003 the Company signed a formal letter of intent to merge with Corgenix Medical Corporation ("Corgenix") of Westminster, Colorado. Under the terms of the letter of intent, the Company will issue 14 million common shares in exchange for 100% of Corgenix outstanding common shares in a transaction valued at approximately $8,000,000 (based on GBI's closing stock price on August 4, 2003). The terms of the letter of intent also provide that Corgenix's current management team will assume the responsibility of managing the combined entity, which will continue to be known as Genesis Bioventures, Inc. and will be headquartered in Westminster, Colorado, Corgenix's current corporate headquarters.

On October 21, 2003, the Company and Corgenix signed a first amendment to the letter of intent. Under the terms of the amended letter of intent, the parties intend to complete a definitive agreement on or before December 15, 2003 and to close the transaction no later than March 31, 2004. The amended letter of intent requires the Company to raise at least $2,000,000 in convertible debt or equity by November 30, 2003 and to advance to Corgenix $500,000. Under the terms of the amended letter of intent, the Company is required to raise at least $6,000,000 of equity capital (inclusive of the $2,000,000 to be raised by November 30, 2003) prior to closing or March 31, 2004, whichever occurs first.

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

11.     GOVERNMENT  REGULATION  -  BIOTECHNOLOGY  PRODUCT  DEVELOPMENT

GBI and its portfolio companies are developing biotechnology products for use in diagnosing or treating human or animal diseases. As the investments to date are in biotech companies in the United States, these companies are affected by governmental regulations from the United States Food and Drug Administration
(FDA) for products intended to be used for humans and from the United States Department of Agriculture (USDA) for plant and animal products.

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

Of the twelve employees, eight are employed in administration and four are employed in research. The Company has eight full time employees.

13.     RISK  FACTORS

The business and affairs of the Company are impacted by numerous risk factors, which should be considered by an investor or perspective investor.

LACK  OF  HISTORY  OF  REVENUE,  GOING  CONCERN

Genesis Bioventures has no revenue from operations, is in a start-up phase and has no significant assets, tangible or intangible, other than the medical technology licenses disclosed herein. There can be no assurance that the Company will generate revenues in the future. There is no assurance that the Company will be able to operate profitably in the future, if at all. The
Auditors' Report on the December 31, 2002 financial statements includes an additional explanatory paragraph that states that there exists substantive doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments as a result of this uncertainty.

IMMEDIATE  NEED  FOR  CAPITAL

As of October 1, 2003 there were outstanding liabilities of approximately $3 million, for which additional funding is required. The Company anticipates being able to satisfy approximately one half of such $3 million of debt with non-cash alternatives, and to secure the consent to defer most of the balance of such indebtedness until the Company's completion of the take out financing. The Company has identified and had preliminary discussions with creditors holding approximately half of such $3,000,000 of debt. Some of such creditors have indicated a willingness to convert debt to Common Shares of the Company; others have indicated a willingness to defer balances to a later date, and others have indicated a willingness to engage in further discussions based upon the successful conclusion of this offering. If the Company cannot successfully reach agreements with its creditors, it will be forced to seek other alternatives or additional financing.

LIMITED  PROCEEDS  FROM  BRIDGE  OFFERING

A bridge offering of $2 million is currently underway. The proceeds from this offering will not be sufficient to meet the long term objectives of the Company set forth herein. This financing is intended solely to bridge the Company's immediate financial needs to completion of the merger with Corgenix. The long term financing requirements are expected to be met by take out financing.

NEED  FOR  ADDITIONAL  FINANCING

In order to continue with its business plan, the Company anticipates that it will require minimum additional funding of $4 - 6 million within approximately six months. There can be no assurance that the Company will obtain additional financing for its current and future operations or capital needs on favorable terms, if at all. The Company has limited funds to maintain its own expenses. Without an infusion of new capital, the Company will not be able to maintain current operations.

RELATING  TO  THE  BUSINESS  OF  GBI

PRIOR  LOSSES  FROM  OPERATIONS

The Company has operated since its inception as a research and development entity and has accordingly incurred losses from operations. For the last two fiscal years ended December 31, 2002 and 2001, the Company sustained net losses of $5,923,301 and $15,368,941, respectively. At September 30, 2003 there was a working capital deficit of $3,330,661. For the nine months ended September 30, 2003, the Company sustained a net loss of $3,344,159. Capital requirements have been and will continue to be significant, and the Company's cash requirements have exceeded cash flow from operations since inception. Genesis Bioventures is in need of capital to continue to operate. The Company has been dependent on the proceeds of private placements of securities to satisfy working capital requirements. The Company will be dependent upon the proceeds of future private placement offerings or public offerings to fund development of products, short-term working capital requirements, to fund certain marketing activities and to continue implementing the current business strategy. There can be no assurance that Genesis Bioventures will be able to raise necessary capital.

DEPENDENCE  ON  LIMITED  NUMBERS  OF  PRODUCTS/FDA  APPROVAL

The Company's size makes it unlikely that it will be able to commit its funds to other business opportunities, until and unless it has first succeeded in some way with the MSA test, to which there is no assurance. There is no assurance that clinical trials for United States Food and Drug Administration (FDA) approval will be held or that the MSA test will be approved or ever sold in commercial quantities.

The Company's research and development activities, the manufacture and marketing of its intended products are subject to extensive regulation for safety, efficacy and quality by numerous government authorities in the United States and abroad. Before receiving FDA clearance to market its proposed products, the Company will have to demonstrate that its products are safe and effective on the patient population and effective for the intended uses.

Clinical trials, manufacturing and marketing of medical related testing products are subject to the rigorous testing and approval process of the FDA and equivalent foreign regulatory authorities. The federal Food, Drug and Cosmetic Act and other federal, state and foreign statutes and regulations govern and influence the testing, manufacture, labeling, advertising, distribution and promotion of medical products and medical devices. As a result, clinical trials and regulatory approval can take a number of years or longer to accomplish and require the expenditure of substantial financial, managerial and other resources. In order to be commercially viable, the Company must successfully research, develop, obtain regulatory approval for, manufacture, introduce, market and distribute its technologies. The time-frame necessary to achieve these developmental milestones may be long and uncertain, and the Company may not successfully complete these milestones for any of its intended products in development.

In order to conduct clinical trials that are necessary to obtain approval by FDA to market a product, it is necessary to receive clearance from the FDA to conduct such clinical trials. The FDA can halt clinical trials at any time for safety reasons or because the Company or its clinical investigators do not follow the FDA's requirements for conducting clinical trials. If the Company is unable to receive clearance to conduct clinical trials or the trials are halted by the FDA, it would adversely affect revenues as the products would only be permitted to be used for research and informational purposes.

CLINICAL  TRIALS

Data already obtained, or in the future obtained, from pre-clinical studies and clinical trials do not necessarily predict the results that will be obtained from later pre-clinical studies and clinical trials. Moreover, pre-clinical and clinical data is susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. A number of companies in the pharmaceutical industry and medical products industries including those involved in developing and marketing cancer or disease testing products, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. The failure to adequately demonstrate the safety and effectiveness of an intended product under development could delay or prevent regulatory clearance of the potential drug or diagnostic, resulting in delays to commercialization, and could materially harm the Company's business. The Company's clinical trials may not demonstrate sufficient levels of safety and efficacy necessary to obtain the requisite regulatory approvals for its products, and thus its proposed products may not be approved for marketing.

NEW  PRODUCTS  AND  PRODUCT  LIABILITY  RISKS

The Company is involved in, and the combined Company is expected to continue to be involved in, the development of medical products which incorporate or rely upon new products. Products which rely upon new procedures pose greater product liability risks than previously established standardized products. Such risks are a retardation to securing approvals as to the use of such products from physicians, hospitals, medical institutions, and others whose approval is required for sales and revenues to be achieved.

The Company may be sued for product liability in the future, which may exceed the Company's insurance limits. The Company may be held liable if any product it develops in the future or any product which is made with the use of any of its technologies causes injury or is found otherwise defective. Under the Company's product liability insurance, it may not have insurance coverage sufficient in an amount and scope against potential liabilities or the claims may be excluded from coverage under the terms of the policy. Furthermore, product liability insurance is becoming increasingly expensive. As a result, the Company may not be able to obtain sufficient amounts of insurance coverage, obtain additional insurance when needed, or obtain insurance at a reasonable cost, which could prevent or inhibit the commercialization of the Company's products or technologies. If the Company is sued for any injury caused by its products or technology, its liability could exceed its total assets. Any claims against the Company, regardless of their merit or eventual outcome could have a material adverse effect upon its business.

COMPETITION

There can be no assurance that competing products or new technologies will not emerge that may be superior and more efficient or more cost efficient than the Company's or that similar technologies may render the Company's products obsolete or uncompetitive and may prevent the Company from achieving or sustaining profitable operations.

To date, there are no other blood tests available capable of assessing risk for breast cancer prior to development of the disease. Protein or tumor "markers" indicate that cancer is already present. The mammastatin technology is potentially the only test with the ability to provide much earlier awareness of the risk of breast cancer so that appropriate monitoring or preventive therapy can be implemented. If the MSA is useable for the diagnostic purposes intended, the Company is not aware of any other technology, which could be used in competition to MSA testing for such early awareness of the risk of breast cancer.

Competition in the biotechnology industry is intense and based significantly on scientific and technological factors. These factors include the availability of patent and other protection for technology and products, the ability to commercialize technological developments and the ability to obtain governmental approval for testing, manufacturing and marketing. The Company competes with other specialized biotechnology firms in the United States, and elsewhere. Biotechnology firms are not limited geographically. Many biotechnology companies have focused their development efforts in the human diagnostics and therapeutics area, including cancer. Many major pharmaceutical companies have developed or acquired internal biotechnology capabilities or made commercial arrangements with other biopharmaceutical companies. These companies, as well as academic institutions, governmental agencies and private research organizations, also compete with the Company in recruiting and retaining highly qualified scientific personnel and consultants.

The competition within the biotechnology sector itself is increasing, so the Company's investee companies will encounter competition from existing biotech firms that offer competitive solutions in the same disease area. These competitive biotech companies could develop products that are superior to, or have greater market acceptance, than the products being developed by the Company's investee companies. Genesis Bioventures' affiliate companies will have to compete against other biotech companies with greater market recognition and greater financial, marketing and other resources.

INTELLECTUAL  PROPERTY  PROTECTION

Genesis Bioventures may be unable to acquire or maintain patents and trademarks in the United States and other countries in which it may conduct business. Third parties may assert trademark, patent and other types of infringement or unfair competition claims against the Company. If forced to defend against any such claims, the Company may face costly litigation and diversion of technical and management personnel. Further, if efforts to enforce intellectual property rights are unsuccessful or if claims by third parties are successful, the Company may be required to pay financial damages or alter its business practices.

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

DEPENDENCE  ON FUTURE MARKET CONDITIONS

The ability to create shareholder value will be materially adversely affected if future market conditions become unfavorable for prolonged periods. The Company's business strategy involves creating value for the shareholders through taking its research and development products, including the MSA, through pre-clinical studies, clinical trials, FDA approval and initial commercialization and then using securities to fund further development. That strategy would be adversely impacted by prolonged periods of weakness in the financial markets.

MANAGEMENT  OF  GROWTH

For GBI to succeed with its MSA product or any other development stage products, the Company must be prepared to rapidly ramp up marketing and distribution efforts when, and if, all appropriate FDA approvals have been obtained. Rapid growth often places considerable operational, managerial and financial strain on a company. To successfully manage future growth, the Company must do the following:

     -    Improve,  upgrade  and  expand  their  business  infrastructure
     -    Hire,  train  and  retain  key  management  and  scientific  personnel
     -    Advance  the commercialization development programs for their products
     - Expand the intellectual property portfolio related to the underlying technology
     -    Maintain  adequate  financial  resources

There is no assurance that such tasks can be undertaken effectively and/or profitably by GBI or the combined Company.

RELIANCE ON KEY PERSONNEL

The Company would be materially adversely affected if one or more of the senior management team do not continue to perform in their present positions or if the Company is unable to hire and train a sufficient number of qualified management, professional, technical and regulatory personnel. The GBI key personnel are currently under written agreement with the Company with limited terms. Most of the Key Personnel, other than Mr. E. Greg McCartney, are expected to have a limited role in the Company after the merger with Corgenix.

ADEQUATE  REIMBURSEMENT  /  LEGISLATIVE  INITIATIVES

The continuing efforts of government and insurance companies, health maintenance organizations and other payors of healthcare costs to contain or reduce costs of health care may affect the Company's future revenues and profitability, and the future revenues and profitability of its potential customers, suppliers and collaborative partners and the availability of capital.

The Company's ability to commercialize its products may depend in part on the extent to which appropriate reimbursement levels for the cost of its products and related treatment are obtained by governmental authorities, private health insurers and other organizations, such as HMOs. The cost containment measures that health care payors and providers are instituting and the effect of any health care reform could materially harm the ability to introduce new diagnostics unless they are at a lower cost than existing methodologies.

Acceptance of the Company's products in the marketplace is uncertain. The Company's future financial performance will depend, at least in part, upon the introduction and customer acceptance of its proposed products. Even if approved for marketing by the necessary regulatory authorities, the products may not achieve market acceptance. The degree of market acceptance will depend upon a number of factors beyond the control of management.

Physicians, patients, payors or the medical community in general may be unwilling to accept, utilize or recommend any of the Company's products even if the Company is able to obtain regulatory approval.

INDEMNIFICATION  AND  EXCLUSION  OF  LIABILITY  OF  DIRECTORS  AND  OFFICERS

So far as permitted by law, the Certificate of Incorporation and By-Laws of Genesis Bioventures provide that the Company will indemnify its directors and officers against expenses and liabilities they incur to defend, settle or satisfy any civil or criminal action brought against them on account of their being or having been Company directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or to have engaged in willful misconduct. As a result of such provisions, stockholders may be unable to recover damages against the directors and officers of the Company for actions taken by them which constitute negligence or a violation of their fiduciary duties, which may reduce the likelihood of stockholders instituting derivative litigation against directors and officers and may discourage or deter stockholders from suing directors, officers, employees and agents of the Company for breaches of their duty of care, even though such action, if successful, might otherwise benefit the Company and its stockholders.

DESCRIPTION  OF  PROPERTIES

The Company currently maintains its executive offices in approximately 2,000 square feet of space in Surrey, British Columbia and pays rent of approximately $1,850 per month ($3,000 Canadian) pursuant to a lease signed by the Company that expires November 30, 2004. The lease contains a termination clause of nine months at the option of the Company. The Company also has a five-year lease on 3,377 square feet of space in Vancouver, British Columbia, Canada, pursuant to a lease, which commenced on April 1, 2001. Monthly lease payments on these offices are approximately $7,826 ($12,041 Cdn) per month. These offices are sub-let for approximately 72% of the monthly lease payment. Biomedical Diagnostics, LLC leases approximately 2,000 square feet of office and laboratory space in Ann Arbor, Michigan on a month-to-month basis. Monthly lease payments are approximately $3,000 per month.

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

The consolidated financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If the Company were not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements. As described elsewhere in this report, at September 30, 2003, there are certain conditions that currently exist which raise substantial doubt about the validity of this assumption. While the Company anticipates raising additional private placement funds to remove the substantial doubt, these private placements are not assured. Failure to raise additional funds may result in the Company curtailing operations or writing assets and liabilities down to liquidation values, or both.

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

RESULTS  OF  OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002:

For the nine months ended September 30, 2003, the Company incurred a net loss of $3,344,159 compared to $6,050,303 for the nine months ended September 30, 2002, a decrease of $2,706,144.

Amortization is calculated on the Company's property and equipment and medical technology licenses. Amortization for the nine months ended September 30, 2003 was $1,412,340 compared to $1,422,500 for the nine months ended September 30, 2002, a decrease of $10,160.

Investor relations are costs incurred by the Company for general financing services and investor relations. These costs increased by $349,008 for the nine months ended September 30, 2003 compared to September 30, 2002. Investor relations expenses increased due to the fair value of warrants, options and common shares issued to service providers.

Legal and Accounting expenses decreased by $86,319 for the nine months ended September 30, 2003 as compared to September 30, 2002 due to a reduction in legal costs due to the decrease in legal matters.

Management and consulting fees decreased by $130,506 for the nine months ended September 30, 2003 compared to September 30, 2002. September 30,2002 costs were greater due to the fair value of stock options issued to outside consultants.

Rent  and  occupancy  costs  decreased  by  $22,875  for  the  nine months ended
September 30, 2003 compared to September 30, 2002. This decrease reflects a recovery of estimated future rental costs due to the sub-lease of previously vacant office space.

Salaries and benefits increased by $305,781 for the nine months ended September 30, 2003 compared to September 30, 2002 reflecting additional stock-based employee compensation expense of $329,750 from the application of variable accounting after the repricing of stock options issued to officers, director and employees.

Research and development expenses decreased by $64,734 for the nine months ended September 30, 2003 compared to September 30, 2002 reflecting the reduced activity during the re-negotiation of the technology license with the University of Michigan.

Interest and bank charges incurred and amortized, decreased by $408,480 for the nine months ended September 30, 2003 due to a decrease in the deemed discounts related to equity instruments issued along with promissory notes. The fair value of the equity instruments issued along with promissory notes is amortized to interest expense over the term of the promissory notes.

Equity in loss of investments decreased by $2,122,373 for the nine months ended September 30, 2003 compared to September 30, 2002. In 2002, the Company wrote-down its investment in Biotherapies Inc. and as a consequence, no longer records an equity loss in Biotherapies' operating results.

Loss per share was $(0.13) for the nine months ended September 30, 2003 compared to $(0.28) for the nine months ending September 30, 2002. The decrease in loss per share is due to the decreased loss during the period and the increased weighted average number of shares outstanding. The weighted average number of shares outstanding for the nine months ended September 30, 2003 was 26,646,167 compared to 21,219,252 for the nine months ended September 30, 2002.

The Company's total assets as at September 30, 2003 was $9,559,229 compared to total assets of $11,025,497 as at December 31, 2002, substantially all of which represents the carrying value of medical technology. The decrease in the Company's total assets during the nine months is due to the amortization of the Company's medical technology licenses totalling $1,355,991.

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

For the quarter ended September 30, 2003, the Company incurred a loss of $527,892 compared to $2,189,600 for the three months ended September 30, 2002, a decrease of $1,661,708. The decrease in the loss is due to decreases in the Company's equity share of losses in Biotherapies Inc. of $988,640, a decrease in interest expenses of $29,743, an increase in investor related stock-based compensation of $25,370, an increase in salaries and benefits of $81,252, of which 75,500 was due to variable stock-based compensation, and an increase in gain on settlement of debts of $590,405.

Legal and accounting fees decreased from $74,658 to $38,661 which is attributable to decreased legal fees.

Management and consulting fees decreased from $55,200 during the three months ended September 30, 2002 to a recovery of $25,038 for the three months ended September 30, 2003 due to the reversal of a provision for services that were not rendered.

Interest and bank charges decreased from $90,680 during the three months ended September 30, 2002 to $60,937 which is attributable to a decrease in short-term borrowings and to the increase in the amortization of the discount of warrants attached to the short-term borrowings.

LIQUIDITY  AND  CAPITAL  RESOURCES

Cash flows used in operating activities totalled $721,985 for the nine months ended September 30, 2003 compared to $958,339 for the nine months ended September 30, 2002.

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

A bridge offering of $2 million is currently underway. This financing is intended solely to bridge the Company's immediate financial needs to completion of the merger with Corgenix. The long term financing requirements are expected to be met by take out financing of $6 million within approximately six months. There can be no assurance that the funding will be completed.

A  summary  of  the  Company's  financial  commitments  are  set  out  below:

                                      PAYMENTS DUE BY PERIOD
                                                LESS  THAN  1
CONTRACTUAL  OBLIGATIONS               TOTAL        YEAR       1  -  3  YEARS   4 - 5 YEARS  AFTER  5  YEARS
------------------------------------------------------------------------------------------------------------
Short-term  debt                    $1,060,490  $   1,060,490  $            -   $         -  $             -
Operating  leases                      260,680        116,112         144,568             -                -
------------------------------------------------------------------------------------------------------------
Total contractual cash obligations  $1,321,170  $   1,176,602  $      144,568   $         -  $             -
============================================================================================================

As of September 30, 2003, the Company had cash on hand of approximately $97,572 and a working capital deficiency of $3,330,661. In the opinion of management, cash on hand is not sufficient to meet current requirements.

The Company is in default on $20,000 of its promissory notes. If the Company is not able to make required payments on outstanding promissory notes and lenders demand payment, the Company may be required to reduce or cease operations or liquidate certain assets.

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

On December 18, 2001, the former president of the Company filed a Statement of Claim in the Supreme Court of British Columbia against the Company, two Directors of the Company and their related management company seeking damages for breach of contract and wrongful dismissal. The plaintiff is seeking general and special damages including the value of 500,000 Company shares and 90,000 Company stock options. The Company has denied all claims and has taken the position that the Company shares and stock options claimed were to be performance based according to a formula, which was never agreed upon. The Company also believes that the former president was terminated as allowed for under the consulting agreement. The Company has filed a counter claim against the former president of the Company for damages for breach of contract and fraudulent or negligent misrepresentation. Examination for discovery is currently underway.

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

During the quarter ended September 30, 2003, the Company issued 193,700 common shares to settle accounts payable and accrued liabilities of $59,346 and 107,620 common shares on conversion of a 20,000 note payable and $25,200 of accounts payable and accrued liabilities.

During the quarter ended September 30, 2003, the Company issued 38,816 for services valued at $23,000.

During the quarter ended September 30, 2003, the Company issued 877,500 common shares for net cash proceeds of $269,787.

The Company received net cash proceeds of $125,560 for 302,000 common shares subscribed for September 30, 2003.

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

ITEM  3.   DEFAULT  UPON  SENIOR  SECURITIES

None

ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

The Company did not hold an Annual Meeting of Stockholders in 2002. The next annual general meeting is currently planned for March 2004.

ITEM  5.   OTHER  INFORMATION

On October 21, 2003, the Company and Corgenix signed a first amendment to the letter of intent. Under the terms of the amended letter of intent, the parties intend to complete a definitive agreement on or before December 15, 2003 and to close the transaction no later than March 31, 2004. The amended letter of intent requires the Company to raise at least $2,000,000 in convertible debt or equity by November 30, 2003 and to advance to Corgenix $500,000. Under the terms of the amended letter of intent, the Company is required to raise at least $6,000,000 of equity capital (inclusive of the $2,000,000 to be raised by November 30, 2003) prior to closing or March 31, 2004, whichever occurs first.

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

                               GENESIS  BIOVENTURES,  INC


                               By:    /s/  E.  Greg  McCartney
                                      ------------------------
November  14,  2003            Name:   E.  Greg  McCartney
                                       Chairman,  President  and  Chief
                                       Executive  Officer


                               By:    /s/  T.J.  Louis  McKinney
                                      --------------------------
November  14,  2003            Name:   T.J.  Louis  McKinney
                                       Chief  Financial  Officer

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

November  14,  2003              By:   /s/  E.  Greg  McCartney

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


November  14,  2003              By:   /s/  T.J.  Louis  McKinney
                         ---------------------------
                         Name:  T.J.  Louis  McKinney
                         Chief  Financial  Officer