Form 10KSB
period 2003-12-31
GENESIS BIOVENTURES INC
filed 2004-04-14
CIK 1084966

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 _______________

                                   FORM 10-KSB

(MARK  ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  fiscal  year  ended  December  31,  2003

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

Check  whether  the  issuer  (1)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Check  whether  the registrant is an accelerated filer (as defined in Rule 12b-2
of  the  Act).   Yes   [  ]   No  [X]

Issuer's  revenues  for  its  most  recent  fiscal  year  were  NIL.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, as of April 6, 2004 was approximately $12,790,769 (based upon the closing price for shares of the Issuer's Common Stock as reported by The American Stock Exchange for the last trading date prior to that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                   (APPLICABLE  ONLY  TO  CORPORATE  REGISTRANTS)

As of April 6, 2004, 29,779,616 shares of the Issuer's Common Stock, $.0001 par value, were outstanding.

                      DOCUMENTS  INCORPORATED  BY  REFERENCE.

                                     [None.]

Transitional  Small  Business  Disclosure Format (Check  one): YES  [ ]  NO  [X]

=============================================================================

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

                            GENESIS BIOVENTURES, INC.

                                   FORM 10-KSB
                                TABLE OF CONTENTS
PART  ITEM(S)

I.          1  Description  of  Business

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

            8A  Controls  and  Procedures

III.        9  Directors,  Executive  Officers,  Promoters  and Control Persons;
               Compliance  with  Section  16(a)  of  the  Exchange  Act

           10  Executive  Compensation

           11  Security  Ownership  of  Certain Beneficial Owners and Management

           12  Certain  Relationships  and  Related  Transactions

           13  Exhibits  and  Reports  on  Form  8K

           14  Principal  Accountant  Fees  and  Services


               Signatures

               Financial  Statements

               Exhibits

PART  I

ITEM  1.  DESCRIPTION  OF  BUSINESS

OVERVIEW

The  Company

Genesis Bioventures, Inc. (AMEX: GBI)("Genesis Bioventures" or the "Company"), a New York corporation, with its administrative office in Surrey, British Columbia, Canada, and a research and development office in Ann Arbor, Michigan is a biomedical corporation focused on facilitating the development and marketing of novel diagnostics, therapeutics and niche products. The Company's immediate development and acquisition efforts are focused on cancer diagnostic, therapeutic and neurodegenerative discoveries within the emerging field of proteomics. Proteomics involves the identification of disease-specific proteins.

The Company was formed to serve as a financial development arm, strategic advisor in key aspects of science, product commercialization, a range of other business issues and to provide management expertise aimed at transforming promising medical technology into successful commercial products. Genesis Bioventures has selected the areas of oncology and neurology as its primary sectors of interest based on the perceived market potential for new treatments and diagnostics.

As of December 31, 2003, the period then ended and currently, the Company is a North American based biomedical company with its primary focus on the development and marketing of its breast cancer risk assessment tool, which has been directly licensed from the University of Michigan. The Company is also an investor in a portfolio company, which is involved in neurodegenerative diagnostics.

The Company is focused on the commercialization of its breast cancer risk assessment tool while also seeking strategic alliances for marketing and distribution of its risk assessment tool.

Biomedical Diagnostics, LLC ("Biomedical Diagnostics"), a wholly owned subsidiary of Genesis Bioventures based in Ann Arbor, Michigan, is developing proprietary cancer screening products. The initial product development effort is the commercialization of the Mammastatin Serum Assay ("MSA") as a risk screening diagnostic for breast cancer. The Company has signed an agreement to merge with Corgenix Medical Corporation ("Corgenix") (OTC: CONX). See below. The Corgenix transaction, however, remains subject to various conditions, including a financing condition, and approval of the shareholders of each of the Company and Corgenix. Approval of the shareholders of the Company can only be solicited by a filed definitive proxy statement with respect to such transaction. The references to the business of Corgenix, and the possible pending combination of the entities contained herein are for informational purposes only, and do not constitute proxy solicitation material.

Recent  Events

On March 12th and March 19, 2004, the Company sold $2,315,000 of certain securities (the "Bridge Securities") to a group of approximately 70 accredited investors in a private placement through a placement agent, Sterling Financial Investment Group, Inc., Miami, Florida ("Sterling"). The Company anticipates realizing net proceeds of $1,961,335 in connection with the Private Placement. Net proceeds of $1,878,638 were received from a first closing and $105,000 ($91,350 after expenses) remains in escrow to be collected imminently. The securities sold are (i) Convertible Notes carrying interest at the rate of 10% per annum due in 13 months, and (ii) Five Year Warrants to purchase additional Shares of the Company's Common Stock. The conversion price of the Notes is $0.69 per share, or a 20% discount to the 20 day Volume Weighted Average Price ending on the trading day prior to election of conversion by the Note Holder. The exercise price of the Warrants is $0.83 per share. If all of the Notes are converted, the Company will be required to issue a maximum of 5,787,500 additional shares, and a minimum of 3,355,072 additional shares. If all of the Warrants are exercised, the Company will be required to issue an additional 1,157,500 shares. The additional shares, as at April 6, 2004, in the aggregate will amount to a maximum of 18.91% of the currently outstanding Shares of the Company and will amount to a maximum of 13.69% of the outstanding Shares post merger, if the Merger with Corgenix is consummated on the terms thereof. The
Company  will  make  its  reasonable  best  efforts  to  cause  the Registration
Statement to be declared effective as promptly as practicable, and, in any event, no later than April 30, 2004. If such registration statement is not effective by April 30, 2004, this will result in a warrant exercise price reset event.

In 2003, the University of Michigan granted the Company direct exclusive worldwide licensing rights for diagnostic uses of the MSA technology. The license agreement secures the independent technology rights for Genesis Bioventures and allows it to exploit the diagnostic uses of the mammastatin technology without restriction or interference from third parties. Previously, an affiliated company, Biotherapies, Inc., held the rights to the MSA technology and sub-licensed the technology to Genesis Bioventures (see "Business Overview").

On August 5, 2003 (as amended October 21, 2003), the Company signed a letter of intent ("LOI") to merge with Corgenix(OTC: "CONX") (the prospective merger between Genesis Bioventures and Corgenix is herein after referred as the "Merger Transaction"), a Westminster, Colorado based company specializing in the development, manufacturing, and worldwide marketing and distribution of products for the medical diagnostic industry. In its fiscal year ended June 30, 2003 Corgenix generated revenues of approximately $5,000,000 and reported a net loss of approximately $305,000, and for thesixmonths endingDecember31, 2003, had revenues of approximately $2,400,000 and a net loss of approximately $141,000. On March12, 2004, the Company and Corgenix signed a Definitive Agreement to effectuate the Merger. Information with respect to Corgenix contained herein has been taken from the Merger Agreement and Corgenix public filings. Corgenix is not responsible for the contents of the Company's 10-KSB.

Under the terms of the Merger Agreement, Genesis Bioventures was required to, and did advance to Corgenix $500,000, from the Bridge Financing, for on-going business operations of Corgenix as well as Merger Transaction related expenses. The Merger is subject to a regulatory review by the Securities and Exchange Commission as well as approval by the shareholders of each company. Additionally, the Company is required to raise at least $6,000,000 of capital (the "Takeout Financing") prior to the closing of the Merger Transaction unless waived or modified by Corgenix. The Takeout Financingshould, if realized, provide the combined companies funding with which to continue to develop and further expand their respective technologies and product pipelines.

Under the terms of the Merger Agreement, the Company will issue 14 million (14,000,000) common shares in exchange for 100% of Corgenix's 5.3 million outstanding common shares. The terms of the Merger Agreement also provide that Corgenix's current management team will assume the responsibility of managing the combined entity, which will continue to be known as Genesis Bioventures, Inc. and will be headquartered in Westminster, Colorado, Corgenix's current corporate headquarters. The parties are seeking to close the Merger Transaction on or before August 31, 2004.

The  Combined  Entity

Genesis Bioventures believes that Corgenix's Executive and Research and Development staffs are capable of bringing the MSA product development effort to an accelerated and potentially favorable conclusion. Genesis Bioventures and Corgenix believe that they are staged to create a newly combined entity focused on utilizing functional genomics and proteomics to develop therapeutic agents and diagnostic tests for diseases with underserved clinical needs.

As a combined entity, the product development strategy of Genesis Bioventures and Corgenix will center on further development, Food and Drug Administration ("FDA") approvals and ultimate commercialization of the MSA breast cancer diagnosis system in combination with Corgenix's patented and proprietary application of the Enzyme Linked ImmunoSorbent Assay ("ELISA") format, a clinical testing methodology commonly used worldwide. Pending FDA approval, the combined entity plans to continue commercial availability of the MSA technology through custom laboratory services under Clinical Laboratory Improvement Amendments ("CLIA") certification once the ELISA format is configured for the MSA.

The ELISA delivery format ("Microplate") is a commonly used format, employing conventional testing equipment found in virtually all clinical laboratories. The Company believes that the availability and acceptance of ELISA Microplate products will reduce time to market worldwide for the MSA and is a demonstrably superior delivery method to that of the dot blot method currently being implemented by Biomedical Diagnostics. Corgenix's proprietary application of the ELISA Microplate technology specifies a process by which biological materials are attached to the fixed surface of a diagnostic test platform. Products developed using this unique attachment method typically demonstrate a more uniform and stable molecular configuration, providing a longer average shelf life, increased accuracy and superior specificity than dot blot products.

Additionally, if the merger with Corgenix were completed, then the new entity would also focus on novel proteins and biochemical pathways related to cellular regulation and cell cycle abnormalities in oncology, cardiovascular disease, liver disease, and autoimmune diseases, as well as neurodegenerative diseases. The focus will remain towards novel targets and new methods that offer opportunities for improvement in the effectiveness of disease management. As part of this strategy, the new entity will further efforts of developing highly targeted therapies against novel targets that are designed to maximize efficacy while minimizing toxicity. The merged companies also intend to focus on the further expansion of Corgenix's immunoassays for the clinical assessment of coagulation, vascular, liver and autoimmune diseases.

Concurrent with the closing of the merger of Genesis Bioventures with Corgenix, the Company intends to enter into employment agreements with the key executives of Corgenix pursuant to which such persons will undertake substantially the same responsibilities for the combined company as they are presently rendering for Corgenix. The individuals expected to be so retained include, Dr. Luis Lopez, Douglass T. Simpson, William H. Critchfield, Dr. Catherine A. Fink, Ann L. Steinberger, and Taryn G. Reynolds. The key executives are expected to share a pool of 3,000,000 options, with 3 year vesting provisions, to purchase shares of Genesis Bioventures Common Stock, to be granted at conversion prices for shares of the Company's common stock not less than 100% of the market price for such shares after closing of the Merger Transaction. Grants will be made on an individual basis and each executive will have to remain for the applicable vesting period(s) in order to be eligible to exercise such options. The issuance of these options will be subject to the approval of the Company's shareholders.

The parties are planning and proceeding to effectuate the Merger Transaction. There is no assurance that such transaction will be consummated. In the event of a breach of the Merger Agreement, the breaching party may be liable for up to $1,500,000 of liquidated damages penalties.

1.   HISTORY  OF  GENESIS  BIOVENTURES,  INC.

The Company was originally incorporated in the State of New York, in 1994, and changed its business focus to biomedical research in 1998. From February 1999 to December 2000, the Company's shares traded on the Over the Counter Bulletin Board ("OTCBB"). On December 19, 2000, the Company began trading on the American Stock Exchange (AMEX), under the symbol GBI. In March of 2000, the Company's common stock began trading on the Frankfurt Stock Exchange under the symbol BBL and in March of 2001, was accepted for trading on the Berlin Stock Exchange under the same symbol. Its initial product development effort is commercializing the MSA as a risk-screening tool for breast cancer. The MSA test is currently available on a limited scale through Biomedical Diagnostics.

2.   UNIVERSITY  OF  MICHIGAN  LICENSE

On May 14, 2003 the Company signed a License Agreement with the University of Michigan for the exclusive rights to the mammastatin technology. As amended October 27, 2003, the terms of the Agreement required license issue fees of $155,000 due on or before February 29, 2004. The full amount was paid, although a portion of it was paid in arrears. The University extended terms for payment, did not declare any default by the Company and accepted late payment without objection. In addition the Company was required to have met certain commercialization, research and development requirements within five months of signing the Agreement. The University of Michigan has been notified that these requirements have been met. Other requirements include royalty fees of 3% to 5% of Net Sales revenues generated and 20% of sublicense or royalty revenues, annual license maintenance fees of $25,000 to $100,000 and milestone payments on meeting certain significant development targets. Any future failure of the Company to meet any payment within the deadlines due, including any extension provided, would allow the University of Michigan to terminate the Agreement.

3.   BIOTECHNOLOGY  PORTFOLIO  COMPANIES

The Company, through its wholly-owned subsidiary Biomedical Diagnostics, LLC, has established itself as an operating entity directly involved in the development and commercialization of the MSA. The Company also has an equity interest in Prion Developmental Laboratories, Inc.("PDL") a development stage company.

PDL is specializing in the development of rapid and inexpensive diagnostic tests to detect Transmissible Spongiform Encephalopathies such as Mad Cow Disease in cattle and Chronic Wasting Disease in deer and elk.

PDL recently received United States Department of Agriculture approval for its Chronic Wasting Disease strip test.

4.   PRODUCT  DEVELOPMENT  PROGRAM

It has been estimated by generally accepted reliable medical sources that one in eight women in the United States will be diagnosed with breast cancer at some point in her lifetime, regardless of family history or other known risk factors. Only approximately 10% of breast cancer is known to be hereditary, while the remaining 90% of cases develop without a known underlying genetic defect. Early detection is a very important factor affecting long-term survival.

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

The MSA is a blood test that measures mammastatin levels in serum samples using monoclonal antibody technology. Data from a clinical study which used the MSA test to measure mammastatin levels in blood samples have been analyzed and the results indicate that there is a statistically significant difference in the mammastatin levels between healthy women and breast cancer patients. To date, there has not been a blood test that is capable of assessing risk for breast cancer prior to development of this disease, although there are some protein "markers" that are used to monitor treatment or to indicate that a tumor might already be present. The potential of the MSA test is to provide a simple blood test that could provide an earlier indication of the risk of breast cancer developing so that appropriate monitoring or preventive therapy can be implemented. The current version of the MSA test is a Dot Blot format that has been developed for use in reference labs and major medical testing clinics. Product development is currently underway to develop monoclonal antibodies to the mammastatin protein for use in a second generation delivery system (ELISA format) for use in most laboratories worldwide. The Company is also considering development of an MSA test in a rapid immunoassay format of the test. This third version of the test would be suitable for use in point-of-care clinics, medical clinics and potentially in physicians' offices.

Biomedical Diagnostics, the Company's wholly owned subsidiary, has completed two sample studies to determine the usefulness of the MSA technology:

     Short-term Level 1 study with 255 samples was completed in the third quarter of 2000. Statistical analysis and reporting by STATPROBE,Inc. (www.statprobe.com)
     -------------------

     Short-term Level 2 study with 309 samples was completed in the first quarter of 2001. Sample collection was geographically dispersed in the United States. Statistical analysis and reporting by STATPROBE, Inc.

     Independent M D Anderson study with 200 samples began in June 2001. This study was not completed due to lack of funding and it is no longer required due to the pending change in testing methodology.

     Long-term study targeting 10,000 to 20,000 women over a five year period at the British Columbia Cancer Agency has been approved and is planned to commence subsequent to an ELISA test being developed.

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

Biomedical Diagnostics operates under a Certificate of Compliance under the Clinical Laboratory Improvement Amendments (CLIA) Act, as administered by the U.S. Health Care Financing Administration. Biomedical Diagnostics Laboratory Services now provides sample testing and analysis services under CLIA guidelines to physicians and reference laboratories in support of the MSA technology. CLIA compliance ensures laboratories are providing testing services that follow standard industry guidelines.

Biomedical Diagnostics is, and will continue to be, subject to continuing regulation by the FDA and certain state agencies, including routine inspection by the FDA and a host of regulatory requirements that generally apply to medical services marketed in the United States. Such requirements include labeling regulations, quality system regulations, the Medical Device Reporting regulation and the FDA's prohibitions against promoting products for unapproved or "off-label" uses. Failure to comply with regulatory requirements could result in enforcement action by the FDA, which also could have a material adverse effect on the business, financial condition and results of operations of the Company.

     Biomedical Diagnostics has an agreement with ARUP Laboratories of Salt Lake City, Utah to market and service the MSA technology. The University of Utah wholly owns ARUP Laboratories. The agreement gives ARUP Laboratories rights to market and service the MSA test to clients worldwide. To December 31, 2003, only a nominal amount has been sold.

     See  further  description  of  Biomedical  Diagnostics  below.

5.   PRION  DEVELOPMENTAL  LABORATORIES,  INC.

Genesis Bioventures, Inc. holds a 33% equity interest in Prion Developmental Laboratories, Inc. (PDL), which is a development stage company specializing in the development of rapid and inexpensive diagnostic tests to detect Transmissible Spongiform Encephalopathies such as Mad Cow Disease in cattle and Chronic Wasting Disease in deer and elk. Through a collaboration agreement with Bayer Pharmaceutical, PDL is also developing a test to screen human blood and tissue for the presence of Prion Disease. Founded in 1999, PDL is a privately held company incorporated in Maryland, with head offices and a manufacturing facility located in Buffalo Grove, Illinois. Pursuant to an Investment Agreement dated September 2000 with PDL, the Company invested a total of $2.0 million in PDL, which provided GBI with a 25% equity ownership in this company. On August 22, 2001, GBI exercised a right of first refusal to invest additional funds in PDL, through a warrant to purchase an additional one million shares of PDL common stock for US $400,000, bringing GBI's equity interest in PDL to 33%. GBI's percentage ownership interest in PDL may fluctuate as additional financing transactions are undertaken by PDL.

See  further  description  of  Prion  Developmental  Laboratories  below.

6.   COMPETITION

Competition in the area of biomedical research and development is intense and significantly depends on scientific and technological factors. These factors include the availability of patent and other protection for technology and products, the ability to commercialize technological developments and the ability to obtain governmental approval for testing, manufacturing and marketing. The Company competes with other specialized biotechnology firms in the United States, Europe and elsewhere. Many biotechnology companies have focused their development efforts in the human diagnostics and therapeutics area, including cancer. Many major pharmaceutical companies have also developed or acquired internal biotechnology capabilities or made commercial arrangements with other biopharmaceutical companies. These companies, as well as academic institutions, governmental agencies and private research organizations, also compete with the Company in recruiting and retaining highly qualified scientific personnel and consultants.

The competition within the biotechnology sector itself is increasing, so the Company, Biomedical Diagnostics and PDL will continue to encounter competition from existing biotech firms that offer competitive solutions in the same disease area. These competitive biotech companies could develop products that are superior to, or have greater market acceptance, than the products being developed by the portfolio companies. The Company's investee companies will have to compete against other biotech companies with greater market recognition and greater financial, marketing and other resources.

7.   PREVIOUS  TRANSACTIONS

On December 2, 2002 Genesis Bioventures announced a proposed business combination with Innathera, Inc. The transaction was subsequently terminated by the Company in 2003. Shortly thereafter, the Company negotiated and signed the Letter of Intent with respect to the Corgenix Merger Agreement, discussed herein above. The Company has no continuing contractual or other relationship with Innathera, Inc.

8.   INTELLECTUAL  PROPERTY

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

9.   GOVERNMENT  REGULATION  -  BIOTECHNOLOGY  PRODUCT  DEVELOPMENT

Genesis Bioventures, Biomedical Diagnostics and PDL are developing biotechnology products for use in diagnosing or treating human or animal diseases. As the investments to date are in biotech companies in the United States, these companies are affected by governmental regulations from the United States Food and Drug Administration (FDA) for products intended to be used for humans and from the United States Department of Agriculture (USDA) for plant and animal products.

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

10.  HUMAN  RESOURCES/EMPLOYEES

The Company currently has 11 employees, seven are employed in the Company's finance and administration headquarters in Vancouver, Canada and four are employed in the Company's research facilities in Ann Arbor, Michigan.

The Company's research employees have combined backgrounds in molecular biology, biochemistry, hybridoma production, cancer biology research, quality assurance and regulatory affairs.

BIOMEDICAL  DIAGNOSTICS,  LLC

Founded in 1998, Biomedical Diagnostics was initially a joint venture formed by Genesis Bioventures and Biotherapies Inc. ("Biotherapies"), a privately held biotechnology company, for the purpose of developing proprietary cancer screening products.

Pursuant to a purchase agreement dated November 30, 2001 between Genesis Bioventures and Biotherapies, Genesis Bioventures acquired Biotherapies' 50.0% interest in Biomedical Diagnostics. The Company paid Biotherapies $2,340,000 in cash, including prepaid royalties and advances totaling $290,000, and issued 2,524,030 shares of its common stock with a then fair value of $4,719,936. The acquisition of Biotherapies equity stake made Genesis Bioventures the sole owner of Biomedical Diagnostics.

On January 8, 2003 the University of Michigan notified Biotherapies that the MSA license agreement had been terminated due to a breach of that agreement. With the termination of the sub-license agreement, Genesis Bioventures no longer had royalty commitments to Biotherapies and was free to negotiate directly with the University of Michigan to acquire a license to the MSA technology. On May 14, 2003 the University of Michigan granted exclusive worldwide licensing rights to the Company for the diagnostic uses of the MSA technology.

The  license  agreement  secures  the  independent technology rights for Genesis
Bioventures. Biomedical Diagnostics previously established leadership in the use of biological measures by developing the only blood serum test currently available as a breast health and cancer risk assessment tool. This means the MSA technology may be used to identify a woman's propensity for developing the disease, as compared to tumor marker tests that determine if breast cancer is actually present.

MSA  Technology

Mammastatin is a protein that has been found to be present in relatively higher levels in the breast tissue of healthy women as compared to those women that eventually have developed breast cancer. A short-term Level 1 study was completed in the third quarter of 2000, and a short-term Level II study, geographically dispersed within the U.S., was completed in the first quarter of 2001. The studies were coordinated by Genesis Bioventures and statistical analysis and reporting of results were conducted by STATPROBE, Inc. ("STATPROBE"), a contract research organization. The time period and number of samples of these studies is set forth below.

----------     ----------------------------------
Level  1       August,  1999  -  November,  1999;
(Complete)     255  samples
----------     ----------------------------------
Level  2       January,  2000  -  January,  2001;
(Complete)     309  samples  -  multiple  sources
----------     ----------------------------------

Statistical performance of the MSA technology based on STATPROBE's Level 1 and Level 2 reports is summarized below:

                       Level 1       Level 2
Performance Measure  Study Value   Study Value                Description
-------------------  ------------  ------------  -------------------------------------
Sensitivity . . . .           77%           62%  The percentage of women with breast
                                                 cancer that test low in Mammastatin
-------------------                ------------  -------------------------------------
Specificity . . . .           85%           87%  The percentage of women without
                                                 breast cancer that test high in
                                                 Mammastatin
-------------------                ------------  -------------------------------------
Positive Predictive           33%           17%  The percentage of all women (with or
Value                                            without breast cancer) that test low
                                                 in Mammastatin and have breast cancer
-------------------                ------------  -------------------------------------
Negative Predictive           97%           98%  The percentage of all women (with or
Value                                            without breast cancer) that test high
                                                 in Mammastatin and do not have breast
                                                 cancer
-------------------                ------------  -------------------------------------
Overall Test. . . .           84%           86%  The percentage of all women (with or
Accuracy                                         without breast cancer) that test low
                                                 in Mammastatin and have breast cancer
                                                 and that test high in Mammastatin and
                                                 do not have breast cancer.
-------------------                ------------  -------------------------------------

The Level 1 and Level 2 studies also show that the concentration of Mammastatin drops significantly both in women with breast cancer and in women at risk for breast cancer. Biomedical Diagnostics has developed the MSA test as a simple blood serum diagnostic that could measure the quantity of Mammastatin in blood serum. The results from this test could be used to assess women's risk of developing breast cancer.

The protein has also been shown to control or inhibit breast cancer cell growth and appears to be completely non-toxic. Independent clinical research conducted on mammastatin through in-vivo compassionate treatment on 29 women in Stage IV refractory breast cancer shows over 50% positive response and over 70% response with only bone metastasis The same independent clinical research demonstrates the ability to establish risk screening and therapeutics to treat other epithelial tissues such as ovarian, prostate, colon, lung, melanoma and pancreatic cancer, as documented in Breast Cancer Res. 2000-2:E009. The Company is not currently licensed for the therapeutic uses for mammastatin.

Biomedical  Diagnostics  has  a  Certificate  of  Compliance  under the Clinical
Laboratory Improvement Amendments Act, as administered by the U.S. Healthcare Financing Administration. Deployment of the Mammastatin technology subsequently began in 2001 with the announcement of the commercial availability of the MSA technology through custom laboratory services under CLIA certification. After the Merger Transaction, and once an ELISA format is developed for the MSA, the combined entity plans to continue commercial availability of the MSA technology through CLIA laboratories pending FDA approval.

The Company is currently focusing its efforts on further characterizing the mammastatin protein, engineering high optimized monoclonal antibodies, augmenting the manufacturing and service capacities to handle projected sales volumes, ensuring that all marketing content meets regulatory standards and achieving sales and profitability projections.

PRION  DEVELOPMENT  LABORATORIES,  INC.

Genesis Bioventures holds a 33% equity interest in Prion Developmental Laboratories Inc., a privately held biotechnology company specializing in the development of rapid and inexpensive diagnostics to detect Transmissible

Spongiform Encephalopathies such as Mad Cow Disease in cattle and Chronic Wasting Disease in deer and elk. Through a collaboration agreement with Bayer Pharmaceutical, PDL is also developing a test to screen human blood and tissue for the presence of Prion disease. Founded in 1999, PDL is a privately held company incorporated in Maryland, with head offices and a manufacturing facility located in Buffalo Grove, Illinois. Pursuant to an Investment Agreement dated September 8, 2000 with PDL, the Company invested a total of $2.0 million in PDL which provided Genesis Bioventures with a 25% equity ownership in this company. On August 22, 2001, Genesis Bioventures exercised a right of first refusal to invest additional funds in PDL, through a warrant to purchase an additional one million shares of PDL common stock for $400,000, increasing Genesis Bioventures' equity interest in PDL to 33%.

Prion diseases are a family of fatal neurodegenerative diseases that are caused by a prion, an "infectious proteinaceous particle". Prion diseases have become a major health concern since the outbreak of Bovine Spongiform Encephalopathy ("BSE") or "Mad Cow Disease." BSE was first discovered in the United Kingdom but has now spread around the world. BSE is believed to be transmitted among cattle through feed that contains protein rendered from infected cattle and it is thought to be transmitted to humans through eating beef or beef products from infected cattle. In humans, the prion infection results in a neurological disorder known as new variant Creutzfeldt-Jakob Disease (nvCJD). Both Mad Cow Disease and nvCJD are slow developing but invariably fatal diseases, with the brain becoming spongy and filled with tangled protein plaques.

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

The two international markets for PDL prion diagnostic tests are the cattle industry and ultimately the human blood products industry. The financial losses as a result of the BSE outbreak in the United Kingdom were estimated to be in excess of $2.5 billion in 1998. Mad Cow Disease has only become a major concern in North America after the discovery of one infected cow in both Canada and the United States last year. The impact of these findings is costing the North American cattle industry millions of dollars daily due to the ban imposed by dozens of countries on the importation of North American beef.

The strip test, utilizing PDL's patents pending proprietary reagents and assay technology has been proven to be simple yet accurate and inexpensive. The vitality of the beef industry worldwide depends on the development of such a test. The ultimate size of the world market for a post-mortem test is nearly 120 million head of cattle per year.

PDL has notified the Company that it has received United States Department of Agriculture approval for its Chronic Wasting Disease (CWD) strip test. CWD is similar to Mad Cow Disease but affects deer and elk. The risk of transmission to humans and agriculturally important livestock animals such as cattle is unknown at this time but is cause for serious concern.

The patents pending PDL strip test was utilized by PDL scientists who participated in the testing of white tail deer during the past hunting season in conjunction with the State of Wisconsin Veterinary Diagnostics Laboratory and Wyoming State Diagnostics Laboratory. The CWD Antigen Test Kit is a qualitative test for the detection of the unique identifier of CWD, the pathogenic form of the prion protein, PrPsc. Results from this testing provided positive predictive accuracy greater than 99% and negative predictive accuracy of greater than 96%. The simple, inexpensive test would be practical for use at field testing stations as well as in laboratories.

PDL scientists have been working with researchers at the Central Veterinary Laboratory, Weybridge in the UK to present the PDL BSE strip test for examination. "Weybridge" as it is known worldwide, first opened in 1917 and is well respected for its veterinary research. The laboratory has conducted extensive research on BSE and instituted a program to specifically investigate the clinical signs, diagnostic methods, pathology, pathogenesis and epidemiology of BSE and the transmission characteristics of the BSE agent in farm animals. Further field testing of the PDL test is expected to be conducted throughout the year.

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

CORGENIX  MEDICAL  CORPORATION

The Company is party to a Merger Agreement withCorgenix Medical Corporation ("Corgenix"). There is no assurance that the merger will be completed or that, if completed, that it will be advantageous to the Company or its security holders. The following discussion concerning Corgenix has been gleaned from its publicly available documents. Corgenix is not responsible for the content of this filing.

Corgenix, through its wholly owned operating subsidiary, Corgenix, Inc. specializes in the development, manufacturing, and worldwide marketing/distribution of products for the medical diagnostic industry. The Corgenix menu of diagnostic products is sold on a worldwide basis to hospitals, clinical laboratories, commercial reference laboratories, and research institutions.

The primary area of focus is providing products for the serologic diagnosis and management of cardiovascular disease, liver disease and autoimmune disorders using proprietary immunoassay technology. Corgenix (formerly REAADS Medical Products, Inc.) developed, manufactured, and marketed the first commercially available and FDA cleared anticardiolipin assay used in the detection of a number of autoimmune and vascular diseases. The introduction of the first FDA cleared antiphosphatidylserine (aPS) test kit established Corgenix as the leader in the antiphospholipid testing market.

Corgenix markets products through a broad network of sales representatives, distributors and private label (OEM) arrangements. The company's sales and marketing activities in Europe, Africa and Asia are managed through Corgenix UK, a wholly owned subsidiary located in Peterborough, England.
Corgenix's  strategy  focuses  on  the  following  areas:

- continue development of immunoassays for the clinical assessment of cardiovascular disease, liver disease and autoimmune disorders.
- promote strategic collaborations with other diagnostic companies that have the potential to benefit from Corgenix innovations including the licensing of proprietary Corgenix immunoassay technology.
- Provide contract-manufacturing services for companies that may benefit from the expertise of Corgenix scientists, technology, and the state-of-the-art manufacturing facility.

In April of 2001, Corgenix announced that it had received 510(k) FDA clearance for two new diagnostic test kits used for the patient risk evaluation of certain cardiovascular disorders characterized by blood clot formation (thrombosis). These new products expand Corgenix's product line to a total of 11 in the cardiovascular area.

In June 2001, the Company announced that it had secured exclusive worldwide (excluding Japan) rights from Chugai Diagnostics Science Co., Ltd., ("CDS"), of Tokyo, Japan, to CDS' intellectual property to manufacture and market a diagnostic test in microplate format that measures hyaluronic acid ("HA"), a unique indicator of liver disease, arthritis and potentially other significant diseases. The license agreement calls for annual license payments and royalties on net sales. The agreement is for an initial term of five (5) years with provisions for renewal or extension. Management believes the worldwide market potential for HA in the monitoring of both liver disease and arthritis should bring opportunity to Corgenix, exceeding the market sizes of all of its other products combined. Corgenix estimates that the worldwide market potential for HA to be in the $50 to $100 million range annually, based on the size of the existing market in Japan demonstrated over the past seven years. The Company is already demonstrating significant overseas growth in HA sales.

In March of 2002, Corgenix announced that it had signed a distribution agreement with RhiGene, Inc., a wholly owned subsidiary of Medical & Biological Laboratories Company, Ltd., ("MBL") of Nagoya, Japan. This distribution agreement grants Corgenix exclusive rights to distribute RhiGene's complete diagnostic line of autoimmune testing products in major markets throughout the world. The MBL-RhiGene product line has over 14 assays. All are suitable for automation and a majority have FDA 510k clearance. This agreement will enable Corgenix to be a key player in the autoimmune diagnostic market, a market that affords potential throughout the world.

Corgenix corporate headquarters is located in Westminster, Colorado. The Company was established in May 1998 resulting from a merger between REAADS
Medical Products, Inc., ("REAADS") a Delaware Corporation, and Gray Wolf Technologies, Inc., ("Gray Wolf") a Nevada corporation. Prior to May 22, 1998, the business was conducted by and under the name of REAADS Medical Products, Inc. Corgenix currently has two wholly-owned operating subsidiaries:

     Corgenix, Inc., ("Corgenix, Inc.") (formerly REAADS), established in 1990 and located in Westminster, Colorado. Corgenix, Inc. is responsible for sales and marketing activities for North America and Japan, and also conducts product development, product support, regulatory affairs and product manufacturing of the diagnostic products.

     Corgenix (UK) Ltd., ("Corgenix UK"), incorporated in the United Kingdom in 1996 as REAADS Bio-Medical Products (UK) Limited ("REAADS UK"), is located in Peterborough, England. Corgenix UK manages the Diagnostic Business' international sales and marketing activities except for distribution in North America and Japan, which is under the responsibility of Corgenix, Inc.

The  Diagnostics  Products  Business

Corgenix's diagnostics products business is managed by Corgenix, Inc. and Corgenix UK, and includes the research, development, manufacture, and marketing of in vitro diagnostic products for use in disease detection and prevention. Corgenix sells 142 diagnostics products on a worldwide basis to hospitals, clinical laboratories, commercial reference laboratories, and research institutions. Some of these are products which the company has developed and which it manufactures at its Colorado facility, and others are products, which the company purchases from other healthcare manufacturers ("OEM Products"). All of these products are used in clinical laboratories for the diagnosis and/or monitoring of three important areas of healthcare:

     - Autoimmune disease (diseases in which an individual creates antibodies to one's self, for example systemic lupus erythematosus and rheumatoid arthritis);
     - Vascular disease (diseases associated with certain types of thrombosis or clot formation, for example antiphospholipid syndrome, deep vein thrombosis, stroke and coronary occlusion); and
     -    Liver  disease  (cirrhosis  and  transplanted  organ  rejection).

In addition to Corgenix's current diagnostic products, Corgenix is actively developing new laboratory tests in other important diagnostic testing areas. Corgenix manufactures and markets to clinical laboratories and other testing sites worldwide. Corgenix's customers include large and emerging healthcare companies such as Instrumentation Laboratories and Helena Laboratories.

Most of Corgenix's products are based on its patented and proprietary application of its ELISA technology, a clinical testing methodology commonly used worldwide. All of Corgenix's current products are based on this platform technology in the Microplate format, a delivery format convenient for clinical testing laboratories. The Microplate delivery format allows the testing of up to 96 samples per plate, and is one of the most commonly used formats, employing conventional testing equipment found in virtually all clinical laboratories.

The availability and broad acceptance of ELISA Microplate products reduces time to market worldwide for Corgenix's new products that employ this technology and delivery format. Corgenix's products are sold as "kits" that include all of the materials required to perform the test except for routine laboratory chemicals and instrumentation. A test using ELISA technology involves a series of reagent additions into the Microplate triggering a complex immunological reaction in which a resulting color occurs. The amount of color developed in the final step of the test is directly proportional to the amount of the specific marker being tested for in the patient or unknown sample. The amount of color is measured and the results calculated using laboratory instrumentation. The company's technology specifies a process by which biological materials are attached to the fixed surface of a diagnostic test platform. Products developed using this unique attachment method typically demonstrate a more uniform and stable molecular configuration, providing a longer average shelf life, increased accuracy and superior specificity than the products of competitors.

Some of the OEM products, which Corgenix obtains from other manufacturers and sells through its distribution network, utilize technologies other than its patented and proprietary ELISA technology.

Corgenix's diagnostic tests are intended to aid in the identification of the causes of illness and disease, enabling a physician to select appropriate patient therapy. Internally and through collaborative arrangements, Corgenix is developing additional products that are intended to broaden the range of applications for its existing products and to result in the introduction of new products.

Since 1990, Corgenix's sales force and distribution partners have sold over 12 million tests worldwide under the REAADS and Corgenix labels, as well as OEM products. An integral part of Corgenix's strategy is to work with corporate partners to develop market opportunities and access important resources.
Corgenix believes that its relationships with current and potential partners will enable it to enhance its menu of diagnostic products and accelerate its ability to penetrate the worldwide markets for new products.

Corgenix currently uses the REAADS trademarks and trade names in the sale of the products, which it manufactures. These products constitute the majority of its product sales.

Under the terms of the Merger Agreement, the Company will issue 14 million (14,000,000) common shares in exchange for 100% of Corgenix's 5.3 million outstanding common shares. The terms of the Merger Agreement also provide that Corgenix's current management team will assume the responsibility of managing the combined entity, which will continue to be known as Genesis Bioventures, Inc. and will be headquartered in Westminster, Colorado, Corgenix's current corporate headquarters. The parties are seeking to close the Merger Transaction on or before August 31, 2004. There is no assurance that such transaction will be consummated.

RISK  FACTORS

RELATING  TO  THE  BUSINESS  OF  GENESIS  BIOVENTURES

LACK  OF  ADEQUATE  CAPITAL

Although the Company recently completed a $2.3 Million Private PlacementofBridge Securities, the Company and/or the combined entity will need additional funding for operations. The Merger Agreement contemplates and fixes as a condition to closing that there will be an additional equity financing of $6 Million Dollars. There is no assurance that such a financing will be achieved, most notably, such failure would allow Corgenix to terminate the Merger Agreement.

To the extent that additional financing is obtained through the issuance of additional equity securities, any such issuance may involve substantial dilution to the Company's then-existing stockholders. Additionally, to the extent that the Company incurs indebtedness or issues debt securities, it will be subject to all of the risks associated with incurring additional indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness. Any inability to obtain additional financing when needed will have a material adverse effect on the Company that could require it to significantly curtail or possibly cease its operations.

PRIOR  LOSSES  FROM  OPERATIONS

The Company has operated since its inception as a research and development entity and has accordingly incurred losses from operations. For the last two fiscal years ended December 31, 2003 and 2002, the Company sustained net losses of $4,542,786 and $5,923,301, respectively. At December 31, 2003 there was a working capital deficit of $3,587,845. Capital requirements have been and will continue to be significant, and the Company's cash requirements have exceeded cash flow from operations since inception. Genesis Bioventures is in need of additional capital to continue to operate. The Company has been dependent on the proceeds of private placements of securities to satisfy working capital requirements. The Company continues to be dependent upon the proceeds of future offerings or public offerings to fund development of products, short-term working capital requirements, marketing activities and to continue implementing the current business strategy. There can be no assurance that Genesis Bioventures will be able to raise necessary capital.

The Auditors' Report on the December 31, 2003 financial statements includes an additional explanatory paragraph that states that there exists substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments as a result of this uncertainty.

GOING  CONCERN  QUALIFICATION

The Auditors' Report in respect of the Company's December 31, 2003 audited financial statements contains a qualification relating to the Company's capacity to continue to operate without additional funding.

The going concern qualification may adversely impact on the ability of the Company to raise the capital necessary for consummation of the merger with Corgenix or the continuation of other operations.

DEPENDENCE  ON  LIMITED  NUMBERS  OF  PRODUCTS/FDA  APPROVAL

The Company's size makes it unlikely that it will be able to commit its funds to other business opportunities, until and unless it has first succeeded in some way with the MSA test, to which there is no assurance. There is no assurance that clinical trials for FDA approval will be held or that the MSA test will be approved or ever sold in commercial quantities.

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

Clinical trials, manufacturing and marketing of medical related testing products are subject to the rigorous testing and approval process of the FDA and equivalent foreign regulatory authorities. Clinical trials and regulatory approval can take a number of years or longer to accomplish and require the expenditure of substantial financial, managerial and other resources. The time-frame necessary to achieve these developmental milestones may be long and uncertain, and the Company may not successfully complete these milestones. FDA clearance is also often required to conduct clinical trials.

CLINICAL  TRIALS

The Company's clinical trials may not demonstrate sufficient levels of safety and efficacy necessary to obtain the requisite regulatory approvals for regulatory approvals for its products, and thus its proposed products may not be approved for marketing. The failure to adequately demonstrate the safety and effectiveness of an intended product under development could delay or prevent regulatory clearance of the potential drug or diagnostic, resulting in delays to commercialization, and could materially harm the Company's business.

NEW  PRODUCTS  AND  PRODUCT  LIABILITY  RISKS

The Company is involved in, and the combined Company is expected to continue to be involved in, the development of new medical products which incorporate or rely upon new procedures. Products which rely upon new procedures pose greater product liability risks than previously established standardized products. Such risks are a retardation to securing approvals as to the use of such products from physicians, hospitals, medical institutions, and others whose approval is required for sales and revenues to be achieved.

The Company may not have insurance coverage or be able to obtain sufficient amounts of insurance coverage, obtain additional insurance when needed, or obtain insurance at a reasonable cost. The lack of adequate insurance could prevent or inhibit the commercialization of the Company's products or technologies. If the Company is sued for any injury caused by its products or technology, it may not have insurance coverage sufficient in an amount and scope against potential liabilities or the claims may be excluded from coverage, and its liability could exceed its total assets. Any claims against the Company, regardless of their merit or eventual outcome could have a material adverse effect upon its business.

COMPETITION

Competition in the biotechnology industry is intense and based significantly on scientific and technological factors. These factors include the availability of patent and other protection for technology and products, the ability to commercialize technological developments and the ability to obtain governmental approval for testing, manufacturing and marketing. The Company competes with other specialized biotechnology firms in the United States, and elsewhere. Biotechnology firms are not limited geographically. Many biotechnology companies have focused their development efforts in the human diagnostics and therapeutics area, including cancer. Many major pharmaceutical companies have developed or acquired internal biotechnology capabilities or made commercial arrangements with other biopharmaceutical companies. These companies, as well as academic institutions, governmental agencies and private research organizations, also compete with the Company in recruiting and retaining highly qualified scientific personnel and consultants. Genesis Bioventures' and its affiliate companies have to compete against other biotech companies with greater market recognition and substantially greater financial, marketing and other resources.

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

DEPENDENCE  ON  FUTURE  MARKET  CONDITIONS

The ability to create shareholder value will be materially adversely affected if future market conditions become unfavorable for prolonged periods. The Company's business strategy involves creating value for the shareholders through taking its research and development products, including the MSA, through pre-clinical studies, clinical trials, FDA approval and initial commercialization. That strategy would be adversely impacted by prolonged periods of weakness in the financial markets and the Company's inability to procure funding.

MANAGEMENT  OF  GROWTH

For Genesis Bioventures to succeed with its MSA product or any other development stage products, the Company must be prepared to rapidly increase marketing and distribution efforts when, and if, all appropriate FDA approvals have been obtained. Rapid growth may place considerable operational, managerial and financial strain on the Company. To successfully manage future growth, the Company must do the following:

     -    improve,  upgrade  and  expand  their  business  infrastructure;
     -    hire,  train  and  retain  key  management  and  scientific personnel;
     - advance the commercialization development programs for their biotechnology products;
     - expand the intellectual property portfolio related to the underlying technology; and
     -    maintain  adequate  financial  resources.

There is no assurance that such tasks can be undertaken effectively and/or profitably by Genesis Bioventures before or after its proposed merger with Corgenix.

RELIANCE  ON  KEY  PERSONNEL

In the absence of consummation of the merger with Corgenix, the Company would be materially adversely affected if one or more of the senior management team members do not continue to perform in their present positions or if the Company is unable to hire and train a sufficient number of qualified management, professional, technical and regulatory personnel. After the Merger, the Company will be dependent on the personnel of Corgenix.

ADEQUATE  REIMBURSEMENT  /  LEGISLATIVE  INITIATIVES

The continuing efforts of government and insurance companies, health maintenance organizations and other payors of healthcare costs to contain or reduce costs of healthcare may affect the Company's future revenues and profitability, and the future revenues and profitability of its potential customers, suppliers and collaborative partners and the availability of capital.

The Company's ability to commercialize its products may depend in part on the extent to which appropriate reimbursement levels for the cost of its products and related treatment are obtained by governmental authorities, private health insurers and other organizations, such as HMOs.

Even if the Company's products are approved for marketing by the necessary regulatory authorities, the degree of market acceptance will depend upon a number of factors beyond the control of management.

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

AMERICAN  STOCK  EXCHANGE

The Company's common stock is listed on the American Stock Exchange ("AMEX"). AMEX reserves the right to de-list an entity at anytime at its discretion. Among other criteria when determining whether or not to de-list a security, AMEX will consider the entity's financial condition and operating results, the public distribution of securities, the market price for securities and other non-quantitative criteria. Failure to meet these maintenance criteria in the future may result in the de-listing of the common stock from AMEX, and trading, if any, in the Company's securities would thereafter be conducted in the non-NASDAQ over-the-counter market. The Company has not been notified of any de-listing proceedings and has no basis to believe that de-listing proceedings will be instituted. However, in the event of any such de-listing, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's. The Company will need AMEX approval to maintain its listing in connection with the completion of the merger with Corgenix and the Takeout Financing. There is no assurance that the Company will qualify to maintain its listing.

PRICE  OF  THE  COMPANY'S  COMMON  STOCK

The market price of the Company's common stock, like that of the common stock of many other development stage biotechnology companies, has fluctuated over a wide range and it is likely that the price of the common stock will fluctuate in the future.

THINLY  TRADED  SECURITIES

The Company's stock is thinly traded. While the common stock is listed on the American Stock Exchange, the volume and trading historically has been relatively light. There can be no assurance that the trading market in Genesis Bioventures shares will develop or, if developed, will be maintained.

COMPLIANCE  WITH  INVESTMENT  COMPANY  ACT

As an operating company, Genesis Bioventures believes that it is not an investment company as that term is defined under the Investment Company Act of 1940 ("Investment Company Act"). Generally, a company must register under the Investment Company Act and comply with significant restrictions on operations and transactions with affiliates if its investment securities exceed 40% of the company's total assets, or if it holds itself out as being primarily engaged in the business of investing, owning or holding securities. Biomedical Diagnostics, the Company's wholly owned subsidiary, is the focus of the majority of the Company's assets and future opportunities.

NO  LIKELIHOOD  OF  DIVIDENDS

The Company has never paid any cash dividends on either its common or preferred stock. At present, the Company does not anticipate paying dividends in the foreseeable future and intends to devote any earnings to the development of its businesses.

ADDITIONAL  SECURITIES

The Genesis Bioventures Certificate of Incorporation authorizes its Board of Directors to issue up to 100,000,000 shares of preferred stock, from time to time, in one or more series. The Board of Directors is authorized, without further approval of the stockholders, to fix the dividend rights and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences, privileges and restrictions applicable to each new series of preferred stock. The issuance of such stock could adversely affect the voting power of the holders of Common Stock and, under certain circumstances, make it more difficult for a third party to gain control of the Company, discourage bids for the common stock at a premium, or otherwise adversely affect the market price of the common stock. As of April 6, 2004 the Company has issued 2,000,000 shares of Class A Convertible Preferred Stock ("Class A Preferred Stock") of which 63,562 are issued and outstanding. Class A Preferred Stock is subject to anti-dilution provisions which could cause additional shares of Common Stock to be issued upon completion of the Takeout
Financing,  and/or  the  Merger  Transaction.

RELATING  TO  THE  BUSINESS  OF  CORGENIX

There can be no assurance that the Merger with Corgenix will be consummated or that if consummated, that the intended business benefits will be realized.

The Merger Transaction is subject to, among other conditions, an additional financing requiring $6,000,000 or more of additional equity. The parties are seeking such equity from institutional parties. There is no assurance that such a financing will be accomplished. In the event of a breach of a signed Merger Transaction, the breaching party may be liable to the other party for up to $1,500,000 of liquidated damages. There is no expectation that a breach will occur, or that if it occurs, no assurance that the breaching party would be able to meet its liquidated damages obligations.

The merger of Corgenix and Genesis Bioventures may not be completed for any variety of reasons including, failure to obtain necessary shareholder approval, breach of parties, representations and warranties and failure to satisfy other conditions to closing. Even if the merger is consummated, the integration of the companies could prove to be a complex, time consuming and expensive process and may result in disruption of the business of the combined company. Following the merger, the combined company must operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls, and human resources practices. There may be substantial difficulties, costs and delays involved in integrating the companies. Even if the two companies are able to integrate operations, there can be no assurance that the anticipated synergies will be achieved. The failure to consummate the merger, or achieve such synergies could have a material adverse effect on the business results of operations and financial condition of Genesis Bioventures or the combined company.

CORGENIX LOSSES INCURRED; FUTURE CAPITAL NEEDS; RISKS RELATING TO THE DIAGNOSTIC PRODUCTS BUSINESS; UNCERTAINTY OF ADDITIONAL FUNDING

Corgenix has incurred operating losses and negative cash flow from operations for most of their history. Net losses incurred since their inception have aggregated $4,729,316 and there can be no assurance that Corgenix will be able to generate positive cash flows to fund their operations in the future or to pursue their strategic objectives. Corgenix believes that they will have sufficient cash and borrowing availability to satisfy their operating needs for at least the next year.

DEPENDENCE ON COLLABORATIVE RELATIONSHIPS AND THIRD PARTIES FOR PRODUCT DEVELOPMENT AND COMMERCIALIZATION

Corgenix has historically entered into licensing and research and development agreements with collaborative partners, from which they derived a significant percentage of their revenues in past years. Pursuant to these agreements, their collaborative partners have specific responsibilities for the costs of development, promotion, regulatory approval and/or sale of their products. They will continue to rely on future collaborative partners for the development of products and technologies. There can be no assurance that they will be able to negotiate such collaborative arrangements on acceptable terms, if at all, or that current or future collaborative arrangements will be successful. To the extent that they are not able to establish such arrangements, they could experience increased capital requirements or be forced to undertake such activities at their own expense. The amount and timing of resources that any of these partners devotes to these activities will generally be based on progress by Corgenix in their product development efforts. Usually, collaborative arrangements may be terminated by the partner upon prior notice without cause and there can be no assurance that any of these partners will perform its contractual obligations or that it will not terminate its agreement. With respect to any products manufactured by third parties, there can be no assurance that any third-party manufacturer will perform acceptably or that failures by third parties will not delay clinical trials or the submission of products for regulatory approval or impair their ability to deliver products on a timely basis.

DEPENDENCE ON DISTRIBUTION PARTNERS FOR SALES OF DIAGNOSTIC PRODUCTS IN INTERNATIONAL MARKETS

Corgenix has entered into distribution agreements with collaborative partners in which they have granted distribution rights for certain of their products to these partners within specific international geographic areas. Corgenix is dependent on its partners for such distribution arrangements.

OTHER  RISKS  IMPACTING  ON  THE  BUSINESS  OF  CORGENIX

The foregoing factors are not intended to be an exhaustive list of the Risk Factors impacting on the business of Corgenix in the event the Merger Transaction is consummated. Other risks unique to Corgenix include Governmental Regulation of it as a Medical Device Manufacturer, risks resulting from the costs and involvements of its participation in foreign markets uncertainties with respect to its patents, trade secrets, trademarks, and other proprietary assets, limited manufacturing experience with applications of the ELISA technology, and dependence on its key personnel.

ITEM  2.     DESCRIPTION  OF  PROPERTIES

The Company currently maintains its executive offices in approximately 2,000 square feet of space in Surrey, British Columbia and pays rent of approximately $1,850 per month ($3,000 Canadian) pursuant to a lease signed by the Company that expires November 30, 2004. The lease contains a termination clause of six months at the option of the Company. The Company also has a five-year lease on 3,377 square feet of space in Vancouver, British Columbia, Canada, pursuant to a lease, which commenced on April 1, 2001. Monthly lease payments on these offices are approximately $7,826 ($12,041 Cdn) per month. These offices are sub-let for approximately 72% of the monthly lease payment. An early termination agreement was reached and the lease obligation expired on March 31, 2004. Biomedical Diagnostics, LLC leases approximately 2,000 square feet of office and laboratory space in Ann Arbor, Michigan pursuant to a lease that expired February 2003. As of March 1, 2003 the lease is on a month-to-month basis. Monthly lease payments are approximately $3,000 per month.

ITEM  3.     LEGAL  PROCEEDINGS

The Company is a Defendant in a law suit initiated by Biotherapies, Inc., a Michigan corporation, and Dr. Paul R. Ervin, against the Company and the Company's President, E. Greg McCartney, in the U.S. District Court for Michigan. The action purports to seek relief under Section 10(b-5) of the Securities and Exchange Act of 1934, and seeks judgment requiring that the Company immediately furnish to Plaintiff Biotherapies, Inc., and to the Company's transfer agent, a favorable opinion with respect to the prospective transfer by Biotherapies of certain Shares of the Company's stock held by Biotherapies. Plaintiff noticed a motion for preliminary injunction before a District. That motion was recently heard and denied by the Court, which ruled inter alia, that Plaintiff has little likelihood of success. Management believes
 ---------
that there is little likelihood of success by Plaintiffs. Plaintiff's prayer for relief, in addition to seeking the opinion letter, also seeks alleged damages of $2,400,000, and such other and further relief as the Court may deem just and proper. The Company intends to move for dismissal of the Complaint at an appropriate time, and/or to otherwise defend its position vigorously. The Company was previously a sub-licensee of Biotherapies, Inc. and on March 3, 2003, Biotherapies, Inc. asserted that the Company had defaulted under its MSA Sub-license Agreement, and terminated the Company's rights thereunder.

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

By an Agreement dated March 1, 2004, the Company agreed to issue 200,000 restricted Common Shares as full compensation to an outside consultant for certain services rendered in 2001 and settled a previously pending lawsuit in respect thereto.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

The  Company  has not held an Annual Meeting of Stockholders since October 2001.
The Company is committed to holding an Annual Meeting of Stockholders during 2004, in connection with the Corgenix Merger.

PART  II

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

The Company's Common Stock began trading under the symbol "BILB" in the OTC market on the NASDAQ Electronic Bulletin Board on February 16, 1999. On December 19, 2000, the Company's Common Stock was listed on The American Stock Exchange under the symbol "GBI."

The table set forth below presents the range, on an annual basis, of high and low sales prices per share of Common Stock. High and low sales prices for 1999 and 2000 are as reported by the OTC Bulletin Board. High and low sales prices for 2001 to 2003 as reported by The American Stock Exchange. The OTC quotations represent prices between dealers and do not include retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

QUARTER ENDED             HIGH          LOW
------------------    ------------  -----------
FISCAL 2003
  December 31, 2003    $1.050       $0.550
  September 30, 2003   $0.830       $0.420
  June 30, 2003        $1.250       $0.400
  March 31, 2003       $0.940       $0.450

FISCAL 2002
  December 31, 2002    $1.223       $0.620
  September 30, 2002   $1.320       $0.680
  June 30, 2002        $1.086       $0.756
  March 31, 2002       $1.700       $1.086

As of April 6, 2004, there were approximately 1380 holders of record of shares of the Company's Common Stock, and 26 holders of record of shares of the Company's Class A Convertible Preferred Stock (Class A Stock), which is convertible into Common Stock on a one for one basis. During fiscal 2003, 1000 Class A Convertible Preferred Stockholders converted such stock into the same number of additional shares of the Company's Common Stock.

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

The holders of the Class A Stock have the right to convert their Class A Stock into shares of Common Stock at any time commencing one year after purchase. The Conversion Rate is one share of Class A Stock for one share of Common Stock. The holders and the Class A Stock also have information rights, demand and piggy-back registration rights, which ensure such holders that, under certain circumstances, the Company will be forced to register the underlying Common Stock for resale by the holders. All rights incident to a share of Class A Stock will terminate automatically upon any conversion of such share into Common Stock.

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

SALES  OF  UNREGISTERED  SECURITIES

In the three years ended December 31, 2003, the Company has made the following sales of unregistered securities, all of which sales were based upon exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). The Company relied upon Regulation D in issuing these shares and warrants without registration under the Securities Act.

During the year ended December 31, 2003, the Company sold 2,342,574 common shares to 28 accredited investors under private placements at prices ranging from $0.40 per share to $0.74 per share. The private placements included warrants to purchase additional common shares at $1.50 per share.

In connection with these private placements, the Company issued 141,095 common shares to one placement agent. The Company also paid cash commissions totaling $149,970.15 to five different placements agents.

During the year ended December 31, 2002, the Company sold 1,270,914 common shares to 34 accredited investors under private placements at prices ranging from $0.56 per share to $1.50 per share. The private placements included warrants to purchase additional common shares at prices ranging from $1.20 per share to $2.00 per share.

In connection with these private placements, the Company issued warrants to purchase 150,000 common shares to four different placement agents at $1.25 per share expiring February 21, 2007. The Company also paid cash commissions totaling $104,958 to seven different placements agents.

During the year ended December 31, 2001, the Company sold 1,418,101 common shares to 63 accredited investors under private placements at prices ranging from $1.20 per share to $2.00 per share. The private placements also included warrants to purchase 691,150 additional common shares at prices ranging from $2.20 per share to $3.00 per share.

In connection to securities, the Company issued warrants to purchase 29,832 shares to a placement agent at $2.50 per share and paid cash commissions of $93,451. These warrants expire December 31, 2004. In connection with the other private placements, the Company paid commissions totaling $86,515 to Okoboji Financial Services.

Pursuant to the Company's acquisition of Biotherapies' 50% interest in Biomedical Diagnostics LLC, the Company issued 2,524,030 shares of its common stock with a fair value of $4,719,936. The shares were issued to one purchaser.

SECURITIES  AUTHORIZED  FOR  ISSUANCE  UNDER  EQUITY  COMPENSATION  PLANS

Equity  based  compensation  plans  in  force  as  at  December  31,  2003:

Plan Category           Number of securities to be      Weighted-average exercise      Number of securities
                        issued upon exercise of         price of outstanding           remaining  available  for
                        outstanding options,            options, warrants and          future  issuance  under
                        warrants and rights             rights                         equity  compensation  plans
                                                                                       (excluding  securities
                                                                                       reflected  in  column  (a))
                                   (a)                              (b)                             (c)
---------------------   ----------------------------    --------------------------     ------------------------
Equity compensation
plans approved by          1,850,000                        $  1.21                         1,258,903
security holders
---------------------   ----------------------------    --------------------------     ------------------------

Plan Category           Number of securities to be      Weighted-average exercise      Number of securities
                        issued upon exercise of         price of outstanding           remaining  available  for
                        outstanding options,            options, warrants and          future  issuance  under
                        warrants and rights             rights                         equity  compensation  plans
                                                                                       (excluding  securities
                                                                                       reflected  in  column  (a))
                                   (a)                              (b)                             (c)
---------------------   ----------------------------    --------------------------     ------------------------
Equity compensation
plans not approved           240,000                           0.48                            n/a
by security holders
---------------------   ----------------------------    --------------------------     ------------------------
Total                      2,090,000                        $  1.28                          1,258,903
---------------------------------------------------------------------------------------------------------------

ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

YOU SHOULD READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-KSB. ALL STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-KSB RELATED TO GENESIS BIOVENTURES' CHANGING FINANCIAL OPERATIONS AND EXPECTED FUTURE GROWTH CONSTITUTE FORWARD-LOOKING STATEMENTS. THE ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED OR EXPRESSED IN SUCH STATEMENTS. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS."

GENERAL

Biomedical Diagnostics, LLC operates as a division of Genesis Bioventures. Biomedical Diagnostics introduced its first breast cancer related blood test in June 2001.

The Company is committed to funding operating costs of Biomedical Diagnostics in support of product development of mammastatin, and all other diagnostic applications using any process covered under the technology.

As at December 31, 2003, the Company held a 33% equity investment in Prion Developmental Laboratories, Inc. (PDL), a privately held biotechnology company specializing in the development of rapid and inexpensive diagnostic tests to detect Mad Cow Disease. PDL has developed a lateral flow strip test similar to a home pregnancy test that will be used on-site taking less than twenty minutes to complete. Currently there are no rapid tests that can be performed at the slaughterhouse that will ensure that cattle with Mad Cow Disease do not enter the human food chain.

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

The consolidated financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If the Company were not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements. As described elsewhere in this report, at December 31, 2003, there are certain conditions that currently exist which raise substantial doubt about the validity of this assumption. While the Company anticipates raising additional private placement funds to remove the substantial doubt, these private placements are not assured. Failure to raise additional funds may result in the Company curtailing operations or writing assets and liabilities down to liquidation values, or both.

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

RESULTS  OF  OPERATIONS

Year  ended  December  31,  2003  compared  to  December  31,  2002:

The Company is a development stage entity. Substantially all its efforts from organization to date have dedicated towards the funding of, and research and related development of, certain medical diagnostic products. To date the Company has not generated revenues from these principal business activities.
The  Company  had  no  revenue  in  2003  or  2002.

In 2002, the Company held an investment in, and a sub-license from, Biotherapies, Inc, a Michigan corporation, which held a license from the University of Michigan, with respect to a certain breast cancer diagnostic. The license held by Biotherapies was terminated by the University, and on March 3,2003, Biotherapies terminated the Company's sublicense. On May 13, 2003 the Company was granted a direct license with respect to such diagnostic technology from the University of Michigan.

1. The Company's future operations remain dependent upon its ability to attract third party financing and its ability to remain compliant with its developmental and royalty payment obligations with the University. In the first quarter of 2004, the Company completed a private placement financing through which it realized net proceeds of $1,878,638 to date, with an additional $91,350 still outstanding.

For the year ended December 31, 2003, the Company incurred a net loss of $4,542,786 compared to $5,923,301. A substantial fraction of such losses in 2003 were incurred due to amortization of technology assets. On a cash basis, the Company used $990,668 on operations activities in 2003, compared to $1,258,144 in 2002.

Total cash used in operations decreased by $267,476 from $1,258,144 in 2002 to $990,668 in 2003.

Loss per share was ($0.17) in 2003 compared to ($0.27) in 2002. The decrease in loss per share is due to the decrease in the loss during the current 2003 year and the increase in the weighted average number of shares outstanding. The weighted average number of shares outstanding for the year ended December 31, 2003 was 27,201,652 compared to 21,922,601 for the year ended December 31, 2002.

Research  and  development  expenses of $367,964 were recorded in the year ended
December 31, 2003 relating to the expenses incurred by Biomedical Diagnostics compared to $436,939 for the year ended December 31, 2002, a decline of $68,975 reflecting reduced activity due to a lack of funding.

In 2002, the Company wrote-down its investment in Biotherapies Inc. of $2,122,373 and incurred no further loss in respect thereof in 2003.

The Company incurred net gains on debt settlements during the year ended December 31, 2003 of $384,836 compared to gains of $1,233,269 during the year ended December 31, 2002.

The Company's total assets as at December 31, 2003 totaled $9,027,588 compared to total assets of $11,025,497 as at December 31, 2002. Total assets have increased in 2004 as a consequence of the private placement completed in the first quarter of 2004.

Stockholders' equity as at December 31, 2003 was $5,346,838 compared to $7,580,505 as at December 31, 2002. Stockholders' equity declined as a result of the net loss for the year being in excess of net cash raised through private placements.

The Company's Plan of Operation is highly dependent on its ability to complete the Corgenix Merger and an associated $6,000,000 Takeout Financing, as to which there is no assurance of success. If the Corgenix Merger cannot be consummated for any reason beyond the control of management, the Company will seek to raise additional funding through a registered primary offering of some type of Preferred Securities and/or to partner with or enter into joint development and distribution arrangements with an established biomedical company respecting the technology for the MSA diagnostic products. No such arrangements or discussions relating thereto are presently pending.

The Company is also exploring the possibilities of a closer business relationship with PDL. PDL's diagnostic product line for "Mad Cow" disease has attracted significant public and private attention in the biomedical diagnostics industry.

LIQUIDITY  AND  CAPITAL  RESOURCES

Cash flows used in operating activities totaled ($990,668) for the year ended December 31, 2003 compared to ($1,258,144) for the year ended December 31, 2002.

As currently structured, the Company expects to incur continuing losses from the operation of Biomedical Diagnostics LLC. The Company expects the LLC to incur substantial research and development.

The Company has received a majority of its financing from promissory notes placed with a significant shareholder of the Company. There can be no guarantee that the shareholder will continue to lend funds or that any other lender will provide short-term funds.

The  Company  has  signed  a  definite  agreement to merge with Corgenix Medical
Corporation. In connection therewith the Company and Corgenix are currently seeking a $6,000,000 take-out financing, which is a condition precedent of the Merger Agreement. There is no assurance that the Merger will be consummated or that such financing will be arranged.

A  summary  of  the  Company's  financial  commitments  is  set  out  below:

                                                      Payments Due by Period

                                                            2004          2005-2006     2007-2008
CONTRACTUAL OBLIGATIONS                    TOTAL       LESS THAN 1 YEAR  1 - 3 YEARS   4 - 5 YEARS   AFTER 5 YEARS
                                    ----------------   ----------------  ------------  -----------   ----------
Short-term debt                          $1,060,490       $  1,060,490      $    -       $    -        $   -
Operating leases                         $   76,354       $     69,885      $2,283       $2,283        $1,903
                                    ----------------   ----------------  ------------  -----------   ----------
Total contractual cash obligations       $1,136,844       $  1,130,375      $2,283       $2,283        $1,903
                                    ================   ================  ============  =============  =========

As of December 31, 2003, the Company had cash on hand of approximately $9,070 and a working capital deficiency of $3,587,845. In the opinion of management, cash on hand is not sufficient to meet the Company's current needs.

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

OFF  BALANCE  SHEET  ITEMS

The Company has no Off Balance Sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

ITEM  7.     FINANCIAL  STATEMENTS

The financial statements required by this Item begin on Page F-1 of this Form 10-KSB.

     -    auditors'  report
     -    consolidated  balance  sheet  as  of  December  31,  2003  and  2002
     - consolidated statements of operations, cash flows and changes in stockholders' equity for the years ended 2003 and 2002 and the period from September 19, 1994 (inception) to December 31, 2003
     -    notes  to  consolidated  financial  statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM  8A.    CONTROLS  AND  PROCEDURES

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

PART  III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS  AND  EXECUTIVE  OFFICERS

The following sets forth certain information, with respect to each person who is currently an executive officer or director of Genesis Bioventures.

NAME                       AGE                   POSITION
---------------------     ----    ---------------------------------------
E.  Greg  McCartney        52     Chairman of the Board, President, Chief
                                    Executive  Officer

T.J. Lou  McKinney, C.A.   69     Chief Financial Officer and Director

Lawrence  J.  Pasemko      67     Executive Vice President and Director

Ian B. Woods, M.D., Ph.D.  59     Vice  President  and Director

Robert  Lutz               67     Director

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

The Company has only one director who is not a member of management. That director, Mr. Robert F. Lutz, effectively acts as a one person Audit Committee, currently. No person has been appointed as the audit committee financial expert. In connection with the Corgenix Merger, the Company and Corgenix have committed to having a Board of Directors with at least three independent Directors, one or more of whom would qualify as the audit committee expert.

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

CODE  OF  ETHICS

The Company has adopted a Code of Ethics applicable to its principal executive officer and other senior officers, a copy of which is filed as an exhibit to this Form 10-KSB.

ITEM  10.     EXECUTIVE  COMPENSATION

The following table summarizes the aggregate compensation paid to Genesis Bioventures' Chief Executive Officer and the four most highly compensated executive officers other than the CEO (the "Named Executive Officers") during the fiscal year ended December 31, 2003. On June 30, 2003 the executive officers and certain other employees signed letters of forgiveness waiving fifty percent of the outstanding salaries due at that date. The total amount of salaries waived was $489,905

SUMMARY  COMPENSATION  TABLE

                                                                                          LONG-TERM
                                                  ANNUAL COMPENSATION                    COMPENSATION
                                  -----------------------------------------------      ---------------
                                                                                          SECURITIES
NAME AND PRINCIPLE                 FISCAL        SALARY                                   UNDERLYING
    POSITION                        YEAR                      BONUS        OTHER           OPTIONS
                                 ---------     ---------    ---------    ----------     -------------
E. Greg McCartney,                  2003        $132,000            -    $      -       $      -
  President and Chief               2002        $132,000            -    $      -       $      -
  Executive Officer                 2001               -            -    $ 94,998(1)    $501,000(4)

Lawrence J. Pasemko,                2003        $120,000            -    $      -       $      -
  Executive Vice                    2002        $120,000            -    $      -       $      -
  President                         2001               -            -    $ 94,998(1)    $501,000(4)

T.J. Lou McKinney,                  2003        $ 72,000            -    $      -       $      -
  Chief Financial                   2002        $ 72,000            -    $      -       $      -
  Officer                           2001               -            -    $ 60,000(2)    $261,900(5)

Dr. Ian Woods,                      2003        $ 60,000            -    $      -       $      -
Vice President                      2002        $ 60,000            -    $      -       $      -
                                    2001               -            -    $ 48,682(3)    $334,000(6)

----------------------------
(1)  Represents  1/2  of  annual  management  fee paid to Tynehead Capital Corp.
(2)  Represents  management  fees  paid  to  No.  134  Corporate  Ventures.

(3)  Represents  scientific  consulting  fees  paid  to  Dr.  Woods.
(4) Represents stock options to purchase 367,500 common shares at an exercise price of $0.48 per share.
(5) Represents stock options to purchase 180,000 common shares at an exercise price of $0.48 per share.
(6) Represents stock options to purchase 290,000 common shares at an exercise price of $0.48 per share.

STOCK  OPTIONS

No Stock Options were granted in the year ended December 31, 2003. The following table provides information with respect to the stock option grants made to the Named Executive Officers during the 2002 fiscal year under Genesis Bioventures' 2002 Stock Option Plan and options granted outside of the plan. No stock appreciation rights were granted during such fiscal year to the Executive Officers.

OPTION  GRANTS  IN  LAST  FISCAL  YEAR

None

AGGREGATED  OPTION  EXERCISE  IN  LAST  FISCAL  YEAR

                                                                                         VALUE OF UNEXERCISED
                                                               NUMBER OF UNEXERCISED    IN- THE-MONEY OPTIONS
                                                             OPTIONS AT DEC. 31, 2003      AT DEC 31, 2002
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

----------------
(1)  There  were  no  unexercisable  options  as  of  December  31,  2003.

DIRECTOR  COMPENSATION

Directors not otherwise employed by the Company did not receive cash compensation for serving on the Board of Directors during the fiscal year ended December 31, 2003.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL AGREEMENTS

Messrs. E. G. McCartney, Chairman, Larry Pasemko, Executive Vice-President, T.J. Louis McKinney Chief Financial Officer, and Dr. Ian Woods, Chief Scientific Officer are parties to employment agreements with the Company. The agreements have a two-year term and contain confidentiality clauses and provide for early termination for change in control on relocation of the Company's principal offices. The Merger Agreement with Corgenix contemplates the termination of employment of substantially all of the current employees of the Company with the exception of E. Greg McCartney and a small administrative staff which may be continued for a financing office in Vancouver, and possibly the research and development staff in Ann Arbor, Michigan. The Company estimates the aggregate cost of such early terminations of employment will not exceed $600,000. Each officer whose employment is terminated will receive continuing compensation for periods of 12 to 24 months in accordance with the arrangements with Corgenix.

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information known to the Company, as of December 31, 2003, regarding the beneficial ownership of the Company's voting securities by (i) each of the Company's directors and executive officers, and (ii) all directors and executive officers of the Company as a group. Except as indicated below, management is not aware of any individual or entity that owns 5% or more of the voting stock of the Company, unless otherwise indicated, each of the stockholders listed in the table below has sole voting and power of disposition with respect to shares beneficially owned by such stockholder.

                                                            NUMBER OF            PERCENT OF
                         NAME AND ADDRESS                    SHARES              OUTSTANDING   PERCENT OF VOTING
TITLE OF CLASS           OF BENEFICIAL OWNER           BENEFICIALLY OWNED (2)     SHARES (3)     OWNERSHIP (4)
                        -------------------------      ----------------------   ------------   ----------------

Common shares            E. Greg McCartney   (1)               867,028(5)             3.35%              3.04%

Common shares            Lawrence J. Pasemko (1)               878,028(5)             3.40%              3.09%

Common shares            T. J. Lou McKinney  (1)               190,000(5)            .76%                 .76%

Common shares            Ian B. Woods, M.D., Ph.D. (1)         590,000(5)             2.29%              2.28%

Common shares            All directors and officers
                         as a group                          2,525,056                9.79%              9.46%

Common shares            Lutz Family Trust
                         71 Biltmore Estates Phoenix,
                         AZ 85016                            7,135,575(6)            27.67%             27.60%

Common shares            Biotherapies, Inc.
                         5592 Plymouth Road
                         Ann Arbor, MI 48105                 2,524,030                9.79%              9.76%

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

(6) The Trust also owns 50,000 shares of the Company's Convertible Class A Preferred Stock.

(7) Excludes 812,470 shares, which Biotherapies transferred to two of its stockholders in November 2002.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

In 2000, the Company issued 160,528 common shares to companies controlled by officers and directors of the Company to settle debt of $40,132. No gain or loss resulted from these debt settlements. Also in 2000, Dr. Linda Allison earned a cash finders' fee of $120,000 from Prion Developmental Laboratories, Inc. upon the Company's investment in PDL. Dr. Allison is the former President of the Company who introduced the PDL project to the Company. Dr. James Trotman, a former Director of the Company, earned a cash finders' fee of $40,000 from PDL for his efforts in introducing the project to the Company. Dr. Trotman was not a Director at the time the Prion transaction was completed. The fees earned by Dr. Allison and Dr. Trotman have not been paid by PDL.

During 2001 the Company issued 3,004,605 common shares and warrants to purchase 800,000 shares to settle an obligation of $3,500,000 incurred in 2000 to the Lutz Family Trust, controlled by Robert Lutz, a major shareholder and director. The warrants had an exercise price of $2.00 per share and expired in May 2003. Also during 2001 the Lutz Family Trust, in two series of loans of $700,000 and $1,600,000, advanced an additional $2,300,000 to the Company. Of the $1,600,000 loan, $600,000 was repaid, leaving a total outstanding balance of $1,700,000 for both loans. In addition, as additional compensation for the $700,000 loan the

Company issued separate warrants to purchase 283,776 shares of common stock at $3.00 per share that expired in 2003. The remaining $1,000,000 loan plus outstanding interest is convertible into common shares at $1.50 at the holder's option. Upon any such conversion, the holder will receive warrants to purchase the number of shares equal to one-half the number of shares received on conversion with an exercise price of $3.00 and a three-year term.

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


ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

     The  following  documents  are  filed  as  part  of  this  Form  10-KSB:

     (a)  Exhibits:

     Please  see  the  Exhibit  Index  on  Page  E-1  of  this  Annual  Report.

     (b)  Reports  on  Form  8-K:

     1. Current report on Form 8-K, dated March 6, 2003, filed on March 18, 2003 regarding termination of Biotherapies Inc.'s mammastatin serum assay technology licenses by the University of Michigan and the Company's negotiations with the University of Michigan to acquire a license to the technology.

     2. Current report on Form 8-K dated December 30, 2003 filed on December 31, 2003 regarding the resolution of disputes concerning the Company's interest in Prion Developmental Laboratories and regarding litigation concerning Biotherapies Inc.'s shareholder interests in the Company, including the filing of a civil action by Biotherapies Inc. and Dr. Paul Ervin Jr.

     3. Current report on Form 8-K dated March 12, 2004 filed on March 24, 2004 regarding private placement of certain senior convertible Notes and associated Warrants and the signing of a definitive Merger
          Agreement  with  Corgenix  Medical  Corporation.

ITEM  14.     PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

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

The  Company's independent outside accountants are:  KPMG Chartered Accountants.

The aggregate fees billed by such firm for each of the last two fiscal years for professional services rendered by the Company's principal accountant have been:

            AUDIT  FEES     AUDIT-RELATED  FEES     TAX  FEES     ALL OTHER FEES
          ----------     ------------------     --------     --------------

2002       $67,711          $  9,630                  -              -

2003       $63,915          $31,339

Commencing for services provided after May 6, 2003 the Audit Committee must pre-approve the Company's engagement of the Company's independent accountants for any non-audit services. The Company has agreed with Corgenix to increase the composition of the Audit Committee by increasing the size of the Board of Directors to a minimum of six (6) and up to a maximum of eight (8) persons. At least three of such persons will be independent directors within the meaning of the Sarbanes-Oxley Act.

     SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned and the undersigned individuals, thereunto duly authorized.

                         GENESIS  BIOVENTURES,  INC.

                         By:     /s/  E.G.  McCartney
                                 -----------------------------------------------
                         Name:   E.G.  McCartney
                                 Chairman, President and Chief Executive Officer

April, 14  2004

POWER  OF  ATTORNEY

     We, the undersigned directors and officers of Genesis Bioventures, Inc., do hereby constitute and appoint E.G. McCartney, our true and lawful attorney-in-fact and agent, to sign for us or any of us in our names and in the capacities indicated below, any and all amendments to this Annual Report, and to file the same, with all exhibits thereto and other documents required in connection therewith, and to do any and all acts and things in our names and in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Act of 1933, as amended, and any rules, regulations, and requirements of the Securities and Exchange Commission, in connection with this Registration
Statement; and we do hereby ratify and confirm all that the said attorney and agent shall do or cause to be done by virtue hereof.

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE
REGISTRANT  AND  IN  THE  CAPACITIES  AND  ON  THE  DATES  INDICATED.

SIGNATURE                   TITLE                                    DATE
-----------------------     -------------------------------     --------------

/s/ E. Greg  McCartney                                          April, 14 2004
-----------------------
E.  Greg  McCartney         Chairman  of  the  Board
                            President  and  Chief  Executive
                            Officer  And  Director

/s/ T.J. Lou  McKinney                                          April, 14 2004
-----------------------
T.J. Lou  McKinney, C.A.    Chief  Financial  Officer
                            and  Director  (principal  financial
                            and  accounting  officer)

/s/ Lawrence  J.  Pasemko                                       April, 14 2004
-------------------------
Lawrence  J.  Pasemko       Executive  Vice  President
                            and  Director

/s/ Robert  Lutz                                                April, 14 2004
-----------------------
Robert  Lutz                Director


/s/ Ian B. Woods                                                April, 14 2004
------------------------
Ian B. Woods, M.D., Ph.D.   Vice  President  of  Science
                            and  Technology  and  Director

DRAFT  -  APRIL  13,  2004
Consolidated  Financial  Statements
(Expressed  in  United  States  dollars)

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)

Years  ended  December  31,  2003  and  2002

INDEPENDENT  AUDITORS'  REPORT
To  the  Board  of  Directors  and  Stockholders
Genesis  Bioventures,  Inc.

We have audited the accompanying consolidated balance sheets of Genesis Bioventures, Inc. (a Development Stage Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The cumulative statements of operations, stockholders' equity and cash flows for the period from September 19, 1994 (inception) to December 31, 2003 include amounts for the period from September 19, 1994 (inception) to December 31, 1999, which were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for the period September 14, 1994 through December 31, 1999 is based solely on the reports of other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genesis Bioventures, Inc. (a Development Stage Company) as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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



Chartered  Accountants

Vancouver,  Canada
April  6,  2004

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)

Consolidated  Balance  Sheets
(Expressed  in  United  States  dollars)

December  31,  2003  and  2002
--------------------------------------------------------------------------------

                                                                            2003           2002
----------------------------------------------------------------------------------------------------
Assets

Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . .    $      9,070   $     11,860
  Short-term investments . . . . . . . . . . . . . . . . . . . . . .          74,511              -
  Accounts and other receivables . . . . . . . . . . . . . . . . . .         6,424          2,736
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . .           2,900        153,295
  Due from related party . . . . . . . . . . . . . . . . . . . . . .               -         51,906
  --------------------------------------------------------------------------------------------------
  Total current assets . . . . . . . . . . . . . . . . . . . . . . .          92,905        219,797

Property and equipment (note 5). . . . . . . . . . . . . . . . . . .          45,399        108,428

Medical technology licenses (note 7) . . . . . . . . . . . . . . . .       8,889,284     10,697,272
----------------------------------------------------------------------------------------------------

                                                                        $  9,027,588   $ 11,025,497
====================================================================================================

Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable and accrued liabilities . . . . . . . . . . . . .    $  2,393,067   $  2,109,233
  Accounts payable and accrued liabilities - related parties (note 10)       227,193        274,950
  Promissory notes payable - related parties (note 8). . . . . . . . .       712,181        700,000
  Promissory notes payable . . . . . . . . . . . . . . . . . . . . . .       348,309        360,809
  --------------------------------------------------------------------------------------------------
  Total current liabilities. . . . . . . . . . . . . . . . . . . . . .     3,680,750      3,444,992

Stockholders' equity (note 9):
  Common stock, $0.0001 par value:
    Authorized:  100,000,000 shares
    Issued:  29,068,768 (2002 - 24,768,139). . . . . . . . . . . . . .         2,907          2,476
  Preferred stock, $0.0001 par value:
    Authorized:  100,000,000 shares
    Issued:  63,562 (2002 - 64,562). . . . . . . . . . . . . . . . . .             6              6
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . .    40,679,575     38,153,137
  Common share subscriptions . . . . . . . . . . . . . . . . . . . . .        60,000        277,750
  Deficit accumulated during the development stage . . . . . . . . . .   (35,395,650)   (30,852,864)
  --------------------------------------------------------------------------------------------------
  Total stockholders' equity . . . . . . . . . . . . . . . . . . . . .     5,346,838      7,580,505
  --------------------------------------------------------------------------------------------------

                                                                        $  9,027,588   $ 11,025,497
====================================================================================================

Going  concern  (note  1)
Commitments, contingencies and legal proceedings (notes 3, 4 and 14) Subsequent events (notes 3 and 15)
Proposed  business  combination  (note  16)


See  accompanying  notes  to  consolidated  financial  statements.

Approved  on  behalf  of  the  Board:

               Director                 Director
-------------            -------------

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)

Consolidated  Statements  of  Operations
(Expressed  in  United  States  dollars)
--------------------------------------------------------------------------------

                                                                          Period  from
                                                                         September 19, 1994
                                                                         (inception)  to
                                              Years ended December  31,    December  31,
                                                  2003          2002          2003
---------------------------------------------------------------------------------------
Expenses:
  Amortization . . . . . . . . . . . . . . .  $ 1,880,315   $ 1,896,791   $  3,995,803
  Loss on foreign exchange . . . . . . . . .       71,899        69,295        158,516
  Investor relations:
    Stock-based compensation . . . . . . . .      434,136       289,668      1,209,510
    Incurred . . . . . . . . . . . . . . . .       62,267         6,442        980,713
  Legal and accounting . . . . . . . . . . .      477,030       455,769      2,025,947
  Listing and share transfer fees. . . . . .       82,925        87,760        361,639
  Management and consulting fees:
    Stock-based compensation . . . . . . . .       27,500        11,737      4,777,068
    Incurred . . . . . . . . . . . . . . . .      112,177        72,476      2,043,814
  Office and miscellaneous . . . . . . . . .       83,608        40,059        422,151
  Rent and occupancy costs . . . . . . . . .      114,088        86,875        592,304
  Salaries and benefits:
    Stock-based compensation . . . . . . . .      388,550             -        388,550
    Incurred . . . . . . . . . . . . . . . .      548,020       491,417      1,287,460
  Telephone. . . . . . . . . . . . . . . . .       15,791        26,262        122,394
  Travel and promotion . . . . . . . . . . .       41,476       142,217      1,125,058
  In-process research and development (note 3)          -             -        750,000
  Research and development . . . . . . . . .      367,964       436,939        907,299
  Royalty fees . . . . . . . . . . . . . . .            -       100,291        100,291
  -------------------------------------------------------------------------------------
                                                4,707,746     4,213,998     21,248,517
---------------------------------------------------------------------------------------

Loss before undernoted . . . . . . . . . . .   (4,707,746)   (4,213,998)   (21,248,517)

Other income (expenses):
  Other income . . . . . . . . . . . . . . .      104,179        34,895        139,074
  Interest income. . . . . . . . . . . . . .          744         3,201         80,419
  Interest and bank charges:
    Incurred . . . . . . . . . . . . . . . .     (179,015)     (292,045)      (902,849)
    Amortization of deemed discount (note 8)     (262,137)     (566,250)    (2,741,730)
  Equity in loss of investments (note 6):
    Prion Developmental Laboratories, Inc. .            -             -     (2,436,553)
    Biotherapies, Inc. . . . . . . . . . . .            -    (2,122,373)    (5,437,610)
    Biomedical Diagnostics, LLC. . . . . . .            -             -     (3,357,253)
  Gain on debt settlements . . . . . . . . .      501,189     1,233,269        846,104
  -------------------------------------------------------------------------------------
                                                  164,960    (1,709,303)   (13,792,398)
---------------------------------------------------------------------------------------

Loss for the period. . . . . . . . . . . . .  $(4,542,786)  $(5,923,301)  $(35,040,915)
=======================================================================================

Loss per common share, basic and diluted
(notes 2(k) and 9(f)). . . . . . . . . . . .  $     (0.17)  $     (0.27)  $      (3.64)
=======================================================================================

Weighted average common shares outstanding,
basic and diluted. . . . . . . . . . . . . .   27,201,652    21,922,601      9,729,492
=======================================================================================

See  accompanying  notes  to  consolidated  financial  statements.

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)

Consolidated  Statements  of  Stockholders'  Equity
(Expressed  in  United  States  dollars)
--------------------------------------------------------------------------------

                                                                                                             Deficit
                         Common  shares            Common  share           Preferred  shares               accumulated     Total
                   -------------------------       subscriptions      -----------------------  Additional    during        stock-
                     Number                     --------------------     Number                 paid-in    development    holders'
                    of shares      Amount       Number      Amount     of shares     Amount     capital       stage        equity
-----------------------------------------------------------------------------------------------------------------------------------
                                     $                        $                        $           $            $            $
Issue of
  common
  stock for
  cash on
  organization
  of the
  Company at
  approximately
  $0.001 per
  share . . . . .    8,816,992        8,817           -           -            -            -           -           -       8,817
Loss for the
  period. . . . .            -            -           -           -            -            -           -    (147,192)   (147,192)
-----------------------------------------------------------------------------------------------------------------------------------

Balance,
  December
  31, 1995           8,816,992       8,817           -            -            -            -           -    (147,192)   (138,375)

Consolidation
  of shares in
  November
  on a 50 for
  1 basis . . . .   (8,640,456)      (8,799)          -           -            -            -       8,799           -           -
Loss for the
  period. . . . .            -            -           -           -            -            -           -    (184,403)   (184,403)
-----------------------------------------------------------------------------------------------------------------------------------

Balance,
  December
31, 1996               176,536           18           -            -            -           -       8,799    (331,595)   (322,778)

Issue of
  common
  stock for
  settlement
  of debt . . . .    3,000,000          300           -           -            -            -     119,700           -     120,000
Loss for the
  period. . . . .            -            -           -           -            -            -           -    (191,118)   (191,118)
-----------------------------------------------------------------------------------------------------------------------------------

Balance,
  December
31, 1997             3,176,536         318           -            -            -           -     128,499     (522,713)   (393,896)

Issue of
  common
  stock for
  settlement
  of debt . . . .    3,000,000          300           -           -            -            -     347,095           -     347,395
Issue of
  common
  stock for cash
  at $0.70 per
  share . . . . .    1,010,000          101           -           -            -            -     708,736           -     708,837
Loss for the
  period. . . . .            -            -           -           -            -            -           -  (1,077,958) (1,077,958)
-----------------------------------------------------------------------------------------------------------------------------------

Balance,
  December
31, 1998             7,186,536          719           -            -            -           -   1,184,330  (1,600,671)   (415,622)

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)

Consolidated  Statements  of  Stockholders'  Equity  (Continued)
(Expressed  in  United  States  dollars)
--------------------------------------------------------------------------------

                                                                                                             Deficit
                         Common  shares            Common  share           Preferred  shares               accumulated     Total
                   -------------------------       subscriptions      -----------------------  Additional    during        stock-
                     Number                     --------------------     Number                 paid-in    development    holders'
                    of shares      Amount       Number      Amount     of shares     Amount     capital       stage        equity
-----------------------------------------------------------------------------------------------------------------------------------
                                     $                        $                        $           $            $            $
Issue of
  common
  stock for
  settlement
  of debt . . . .      872,500           87           -           -            -            -     872,413           -     872,500
Common stock
  returned. . . .          (39)           -           -           -            -            -           -           -           -
Issue of
  common
  stock for
  services. . . .       60,000            6           -           -            -            -      59,994           -      60,000
Issue of
  common
  stock for
  shares of
  Biotherapies
  Incorporated. .       60,000            6           -           -            -            -     239,994           -     240,000
Issue of
  preferred
  stock for
  cash
  (net of
  beneficial
  feature). . . .            -            -           -           -    2,000,000          200   5,210,976           -   5,211,176
Fair value
  of options
  issued to
  consultants . .            -            -           -           -            -            -      81,252           -      81,252
Beneficial
  feature of
  preferred
  stock
  issued
  (note 9(a)) . .            -            -           -           -            -            -     354,735           -     354,735
Deemed
  dividends
  on preferred
  stock
  (note 9(a)) . .            -            -           -           -            -            -     232,065    (232,065)          -
Loss for the
  period. . . . .            -            -           -           -            -            -           -  (1,737,210) (1,737,210)
-----------------------------------------------------------------------------------------------------------------------------------

Balance,
  December
  31, 1999           8,178,997          818           -           -    2,000,000          200   8,235,759  (3,569,946)  4,666,831

Issue of
  common
  stock for
  settlement of
  debt. . . . . .      240,528           24           -           -            -            -     309,498           -     309,522
Exercise of
  share
  purchase
  warrants
  for cash. . . .        9,000            1           -           -            -            -      62,999           -      63,000
Exercise of
  stock
  options for
  cash. . . . . .       68,500            7           -           -            -            -     129,593           -     129,600
Issue of
  common
  stock for
  cash (net
  of cash
  share issue
  costs of
  $214,139 and
  non-cash of
  $26,500) at
  approximately
  $3.65 per
  share . . . . .      629,586           63           -           -            -            -   2,058,013           -   2,058,076

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)

Consolidated  Statements  of  Stockholders'  Equity  (Continued)
(Expressed  in  United  States  dollars)
--------------------------------------------------------------------------------

                                                                                                             Deficit
                         Common  shares            Common  share           Preferred  shares               accumulated     Total
                   -------------------------       subscriptions      -----------------------  Additional    during        stock-
                     Number                     --------------------     Number                 paid-in    development    holders'
                    of shares      Amount       Number      Amount     of shares     Amount     capital       stage        equity
-----------------------------------------------------------------------------------------------------------------------------------
                                     $                        $                        $           $            $            $
Issue of
  common
  stock for
  financing
  services
  provided. . . .        2,000            -           -           -            -            -      26,500           -      26,500
Issue of
  common
  Stock on
  acquisition . .    1,100,000          110           -           -            -            -   4,330,590           -   4,330,700
Issue of
  warrants
  to
  holders
  of
  promissory
  notes . . . . .            -            -           -           -            -            -     897,554           -     897,554
Issue of
  common
  stock on
  conversion
  of
  convertible
  preferred
  shares. . . . .      758,464           76           -           -     (758,464)         (76)          -           -           -
Deemed
  dividends
  on
  preferred
  stock
  (note 9(a)) . .            -            -           -           -            -            -     122,670    (122,670)          -
Fair value of
  Options
  Issued to
  employees
  and
  consultants . .            -            -           -           -            -            -     686,448           -     686,448
Common shares
  subscribed,
  not issued. . .            -            -     150,001           -            -            -           -           -     150,001
Note receivable
  share
  subscriptions .            -            -    (150,001)          -            -            -           -           -    (150,001)
Loss for the
 period . . . . .            -            -           -           -            -            -           -  (5,868,006) (5,868,006)
-----------------------------------------------------------------------------------------------------------------------------------

Balance,
  December
  31, 2000,
  carried
  forward . . . .   10,987,075        1,099           -           -    1,241,536          124  16,859,624  (9,560,622)  7,300,225

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)

Consolidated  Statements  of  Stockholders'  Equity  (Continued)
(Expressed  in  United  States  dollars)
--------------------------------------------------------------------------------

                                                                                                             Deficit
                         Common  shares            Common  share           Preferred  shares               accumulated     Total
                   -------------------------       subscriptions      -----------------------  Additional    during        stock-
                     Number                     --------------------     Number                 paid-in    development    holders'
                    of shares      Amount       Number      Amount     of shares     Amount     capital       stage        equity
-----------------------------------------------------------------------------------------------------------------------------------
                                     $                        $                        $           $            $            $

Balance,
  December 31,
  2000, brought
  forward. . . . .   10,987,075        1,099          -           -     1,241,536          124   16,859,624  (9,560,622) 7,300,225

Issue of
 Common
  stock for
  settlement
  of debt and
  accrued
  interest . . . .    1,004,605          100          -           -             -            -    1,757,959            - 1,758,059
Issue of
  Common
  shares for
  cash (net of
                    $    15,001
  non-cash
  issue costs) at
  approximately
  $2.12 per share.       70,589            7          -           -             -            -      134,994            -   135,001
Issue of
  Common
  stock
  for share
  financing
  services
  provided . . . .       21,559            2          -           -             -            -       42,549            -    42,551
Issuance of
  Common
  stock for
  cash (net
  of cash
  share issue
  costs of
  $86,515 and
  non-cash of
  $27,550) at
  approximately
  $1.55 per
  share. . . . . .      691,000           69          -           -             -            -      957,366            -   957,435
Issue of
  Common
  stock on
  conversion of
  convertible
  preferred
  shares . . . . .    1,064,974          106          -           -    (1,064,974)        (106)           -            -         -
Issue of
  Common
  stock on
  settlement
  of debt and
  accrued
  interest . . . .    2,000,000          200          -           -             -            -    2,499,800            - 2,500,000

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)

Consolidated  Statements  of  Stockholders'  Equity  (Continued)
(Expressed  in  United  States  dollars)
--------------------------------------------------------------------------------

                                                                                                             Deficit
                         Common  shares            Common  share           Preferred  shares               accumulated     Total
                   -------------------------       subscriptions      -----------------------  Additional    during        stock-
                     Number                     --------------------     Number                 paid-in    development    holders'
                    of shares      Amount       Number      Amount     of shares     Amount     capital       stage        equity
-----------------------------------------------------------------------------------------------------------------------------------
                                     $                        $                        $           $            $            $

Issue of
  Common
  stock for
  goods and
  services
  provided . . . .      111,510           11     50,000      91,250             -            -      237,849            -   329,110
Stock options
  exercised. . . .      196,500           20          -           -             -            -      217,980            -   218,000
Shares
  issued to
  Biotherapies,
  Inc. (note 6(a))      600,000           60          -           -             -            -    1,679,940            - 1,680,000
Fair value of
  options and
  warrants
  issued to
  consultants
  and major
  shareholders
  for consulting
  and general
  financing
  services . . . .            -            -          -           -             -            -    2,922,628            - 2,922,628
Shares
  issued to
  Biotherapies
  Inc. (note 3). .    2,524,030          252          -           -             -            -    4,719,684            - 4,719,936
Issue of
  Common
  stock for
  cash (net
  of $93,451
  of cash
  and $32,556
  of non-cash
  share issue
  costs) at
  approximately
  $1.50 per
  share. . . . . .      667,101           67          -           -             -            -      874,577            -   874,644
Subscription
  Receivable
  for issued
  shares . . . . .            -            -          -           -             -            -      (15,000)           -   (15,000)
Common
  Shares
  subscribed,
  not issued . . .            -            -     60,000      90,000             -            -            -            -    90,000
Fair value
  of warrants
  issued
  for share
  financing
  costs. . . . . .            -            -          -           -             -             -      32,556            -    32,556
Issue of
  Common
  stock for
  property
  and
  equipment. . . .        5,889            1          -           -             -            -       11,188            -    11,189

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)

Consolidated  Statements  of  Stockholders'  Equity  (Continued)
(Expressed  in  United  States  dollars)
--------------------------------------------------------------------------------

                                                                                                             Deficit
                         Common  shares            Common  share           Preferred  shares               accumulated     Total
                   -------------------------       subscriptions      -----------------------  Additional    during        stock-
                     Number                     --------------------     Number                 paid-in    development    holders'
                    of shares      Amount       Number      Amount     of shares     Amount     capital       stage        equity
-----------------------------------------------------------------------------------------------------------------------------------
                                     $                        $                        $           $            $            $

Dilution
  gain on
  shares
  issued
  by investee. . .            -            -          -           -             -            -       53,635            -    53,635
Fair value
  of options
  and
  warrants
  issued to
  promissory
  note
  holders. . . . .            -            -          -           -             -            -      885,427            -   885,427
Fair value
  of
  beneficial
  conversion
  feature of
  promissory
  note . . . . . .            -            -          -           -             -            -      534,288            -   534,288
Loss for the
  period . . . . .            -            -          -           -             -            -            -(15,368,941)(15,368,941)
-----------------------------------------------------------------------------------------------------------------------------------

Balance,
  December 31,
2001                 19,944,832        1,994    110,000     181,250       176,562           18   34,407,044(24,929,563)  9,660,743

Issue of
  Common
  Stock
  Previously
  Subscribed
  for. . . . . . .      110,000           11   (110,000)   (181,250)            -            -      181,239            -         -
Issue of
  Common
  stock for
  cash (net
  of cash
  share issue
  costs of
  $104,958 and
  non-cash of
  $147,826) at
  approximately
  $1.19 per
  share. . . . . .      823,786           82    447,128     277,750             -            -      449,946            -   727,778
Issue of
  Common
  stock on
  conversion
  of
  convertible
  preferred
  shares . . . . .      112,000           12          -           -      (112,000)         (12)           -            -         -
Issue of
  Common
  stock for
  services
  provided
  and
  settlement
  of accounts
  payable and
  accrued
  liabilities. . .      498,377           50          -           -             -            -      556,028            -   556,078

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)

Consolidated  Statements  of  Stockholders'  Equity  (Continued)
(Expressed  in  United  States  dollars)
--------------------------------------------------------------------------------

                                                                                                             Deficit
                         Common  shares            Common  share           Preferred  shares               accumulated     Total
                   -------------------------       subscriptions      -----------------------  Additional    during        stock-
                     Number                     --------------------     Number                 paid-in    development    holders'
                    of shares      Amount       Number      Amount     of shares     Amount     capital       stage        equity
-----------------------------------------------------------------------------------------------------------------------------------
                                     $                        $                        $           $            $            $
Issue of
  Common
  stock for
  settlement
  of debt and
  accrued
  interest
  (note 8(d)). . .    3,243,047          324          -           -             -            -    1,621,199            - 1,621,523
Stock
  Options
  exercised. . . .       36,097            3          -           -             -            -       38,200            -    38,203
Fair value
  of options
  and
  warrants
  issued to
  promissory
  note
  holders. . . . .            -            -          -           -             -            -       76,815            -    76,815
Fair value
  of
  beneficial
  conversion
  feature of
  promissory
  note . . . . . .            -            -          -           -             -            -       31,037            -    31,037
Extinguishment
  of stock
  appreciation
  rights plan
  (note 9(d)). . .            -            -          -           -             -            -      632,066            -   632,066
Fair value
  of stock
  options
  issued to
  consultants. . .            -            -          -           -             -            -       11,737            -    11,737
Fair value
  of warrants
  issued on
  private
  placements . . .            -            -          -           -             -            -            -            -         -
Fair value
  of warrants
  issued for
  share
  financing
  costs. . . . . .            -            -          -           -             -            -      147,826            -   147,826
Loss for the
  period . . . . .            -            -          -           -             -            -            -  (5,923,301)(5,923,301)
-----------------------------------------------------------------------------------------------------------------------------------

Balance,
  December
  31, 2002,
  carried forward.   24,768,139        2,476    447,128     277,750        64,562            6   38,153,137  (30,852,864)7,580,505

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)

Consolidated  Statements  of  Stockholders'  Equity  (Continued)
(Expressed  in  United  States  dollars)
--------------------------------------------------------------------------------

                                                                                                             Deficit
                         Common  shares            Common  share           Preferred  shares               accumulated     Total
                   -------------------------       subscriptions      -----------------------  Additional    during        stock-
                     Number                     --------------------     Number                 paid-in    development    holders'
                    of shares      Amount       Number      Amount     of shares     Amount     capital       stage        equity
-----------------------------------------------------------------------------------------------------------------------------------
                                     $                        $                        $           $            $            $
Balance,
  December
  31, 2002,
  brought forward .  24,768,139        2,476    447,128     277,750        64,562            6   38,153,137  (30,852,864)7,580,505

Issue of
  Common
  Stock
  Previously
  Subscribed
  for . . . . . . .     447,128           45   (447,128)   (277,750)            -            -      277,705            -         -
Issue of
  Common
  stock for
  cash (net
  of cash
  share issue
  costs of
  $ 174,152
  and non-cash
  of $240,559). . .     2,410,111        241          -           -             -            -      533,348            -   533,589
Issue of
  Common
  stock on
  conversion
  of
  convertible
  preferred
  shares. . . . . .         1,000          -          -           -        (1,000)           -            -            -        -
Issue of
  Common
  stock for
  services
  provided
  and
  settlement
  of accounts
  payable and
  accrued
  liabilities . . .     1,442,390        145          -           -             -            -    1,265,823            - 1,265,968
Fair value
  of
  beneficial
  conversion
  feature
  and discounts
  of promissory
  notes . . . . . .            -           -          -           -             -            -       61,012            -    61,012
Common
  Share
  subscriptions . .            -           -    150,000      60,000             -            -            -            -    60,000
Employee
  stock option
  compensation
  expense
  of option
  repricing . . . .             -          -          -           -             -            -      388,550            -   388,550
Loss for the
  period. . . . . .            -           -          -           -             -            -            -  (4,542,786)(4,542,786)
-----------------------------------------------------------------------------------------------------------------------------------

Balance,
  December
  31, 2003. . . . .    29,068,768      2,907    150,000      60,000        63,562            6   40,679,575  (35,395,650)5,346,838
===================================================================================================================================

See  accompanying  notes  to  consolidated  financial  statements.

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)

Consolidated  Statements  of  Cash  Flows
(Expressed  in  United  States  dollars)
--------------------------------------------------------------------------------

                                                                                    Period  from
                                                                                 September 19, 1994
                                                                                    (inception)  to
                                                      Years  ended  December  31,   December  31,
                                                      ---------------------------
                                                          2003          2002          2003
-----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Loss for the period. . . . . . . . . . . . . . . . .  $(4,542,786)  $(5,923,301)  $(35,040,915)
  Items not affecting cash:
    Amortization . . . . . . . . . . . . . . . . . . .    1,880,315     1,896,791      3,995,803
    Deemed discount amortization on
      promissory notes . . . . . . . . . . . . . . . .      262,137       566,250      2,850,063
    Equity in loss on investment of
    Biomedical Diagnostics LLC . . . . . . . . . . . .            -             -      3,357,252
    Equity in loss on investment of
    Biotherapies, Inc. . . . . . . . . . . . . . . . .            -     2,122,373      5,437,611
    Equity in loss on investment of Prion
    Developmental Laboratories, Inc. . . . . . . . . .            -             -      2,436,553
    In-process research and development. . . . . . . .            -             -        750,000
    Stock-based compensation . . . . . . . . . . . . .      850,186       301,405      5,231,040
    Stock appreciation rights plan . . . . . . . . . .            -             -         29,230
    Gain on debt settlements . . . . . . . . . . . . .     (501,189)   (1,233,269)      (864,104)
  Changes in operating assets and liabilities:
    Accounts and other receivables . . . . . . . . . .       (3,688)        7,526         (6,424)
    Prepaid expenses . . . . . . . . . . . . . . . . .      150,395       (43,395)       100,966
    Accounts payable and accrued liabilities . . . . .    1,087,414     1,047,476      5,660,496
  ---------------------------------------------------------------------------------------------------
  Net cash used in operating activities. . . . . . . .     (817,216)   (1,258,144)    (6,062,429)

Cash flows from investing activities:
  Capital expenditures on property and equipment . . .       (9,298)       (4,330)      (125,156)
  Purchase of shares and bonds of Biotherapies, Inc. .            -             -     (2,643,976)
  Investment in Prion Developmental Laboratories, Inc.            -             -     (2,436,553)
  Acquisition of Biomedical Diagnostics, LLC,
    net of cash acquired . . . . . . . . . . . . . . .            -             -     (2,696,756)
  Cash acquired on consolidation . . . . . . . . . . .            -             -          8,617
  Investment in Biomedical Diagnostics, LLC. . . . . .            -             -     (3,000,000)
  Investment in I.D. Certify, Inc. . . . . . . . . . .            -             -       (800,160)
  Deposit on future acquisitions . . . . . . . . . . .            -             -        (50,000)
  Purchase of short-term investments . . . . . . . . .      (74,511)            -       (441,511)
  Redemption of short-term investments . . . . . . . .            -             -        367,000
  Due from related party . . . . . . . . . . . . . . .       51,906       (51,906)             -
  ---------------------------------------------------------------------------------------------------
  Net cash used in investing activities. . . . . . . .      (31,903)      (56,236)   (11,818,495)

Cash flows from financing activities:
  Exercise of share purchase warrants. . . . . . . . .            -             -         63,000
  Exercise of stock options. . . . . . . . . . . . . .            -        38,203        385,803
  Issuance of promissory notes . . . . . . . . . . . .       21,681       174,100      5,864,428
  Repayment of promissory notes. . . . . . . . . . . .      ( 9,500)            -       (609,500)
  Common stock issued for cash . . . . . . . . . . . .      774,148       597,854      6,192,602
  Common stock subscriptions . . . . . . . . . . . . .       60,000       277,750        427,750
  Preferred stock issued for cash. . . . . . . . . . .            -             -      5,565,911
  ---------------------------------------------------------------------------------------------------
  Net cash provided by financing activities. . . . . .      846,329     1,087,907     17,889,994
-----------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents         (2,790)     (226,473)         9,070

Cash and cash equivalents, beginning of period . . .         11,860       238,333              -
-----------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period . . . . . .    $     9,070   $    11,860   $      9,070
=====================================================================================================

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)

Consolidated  Statements  of  Cash  Flows,  Continued
(Expressed  in  United  States  dollars)
--------------------------------------------------------------------------------

                                                                                    Period  from
                                                                                 September 19, 1994
                                                                                    (inception)  to
                                                      Years  ended  December  31,   December  31,
                                                      ---------------------------
                                                          2003          2002          2003
-----------------------------------------------------------------------------------------------------
Supplemental  disclosure:
  Cash  paid  for:
    Income  taxes                                     $           -     $       -     $        -
    Interest                                                    752         4,800        288,085
  Non-cash  activities:
    Common  stock issued to settle or upon conversion
      of promissory notes payable and accounts
      payable and accrued  liabilities . . . . . . .        448,173     2,177,601      8,533,251
    Common  stock  issued  for shares of Biotherapies
      Inc. and patents . . . . . . . . . . . . . . .              -             -      4,570,700
    Discounts  and  beneficial  conversion
      feature  on promissory notes . . . . . . . . .         61,012       107,852      2,486,133
    Deemed  dividends  on  preferred  shares . . . .              -             -        354,735
    Common  stock  issued  on  conversion  of
      preferred shares . . . . . . . . . . . . . . .              -            12            194
    Contribution  to  BioMedical  Diagnostics,  LLC
      of  rights acquired. . . . . . . . . . . . . .              -             -      2,680,860
    Issuance  of  common stock and warrants for share
      financing services . . . . . . . . . . . . . .        240,559       147,826        463,492
    Issuance  of  common  stock on acquisition
      (note 6(a)). . . . . . . . . . . . . . . . . .              -             -      1,680,000
    Shares  issued  as consideration for acquisition
      of 50% interest in LLC (note 3). . . . . . . .              -             -      4,719,936
    Subscription  receivable  for  issued
      common  shares . . . . . . . . . . . . . . . .              -             -         15,000
    Common  stock  issued  for  fixed  assets. . . .              -             -         11,189
    Extinguishment  of  stock appreciation
      rights plan (note 9(d)). . . . . . . . . . . .              -       632,066        632,066
    Conversion of trade payables to promissory notes         60,000             -         60,000
    Forgiveness of salaries. . . . . . . . . . . . .        489,905             -        489,905
=====================================================================================================

See  accompanying  notes  to  consolidated  financial  statements.

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)

Notes  to  Consolidated  Financial  Statements
(Expressed  in  United  States  dollars)

Years  ended  December  31,  2003  and  2002
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

At December 31, 2003, the Company holds equity interests in: Biotherapies, Incorporated ("Biotherapies"), a private company which currently is inactive and was developing a potential therapeutic for breast cancer; and Prion Developmental Laboratories, Inc. ("PDL"), a private company that is developing a diagnostic test for prion diseases, a family of fatal neurodegenerative diseases that includes BSE or "Mad Cow Disease". Furthermore, Biomedical Diagnostics, LLC ("Diagnostics"), a wholly owned subsidiary, has developed a screening diagnostic for breast cancer and through its license agreement plans on developing potential screening diagnostics for the detection of ovarian and prostate cancers.

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

As of December 31, 2003, the Company is considered to be in the development stage as substantially all efforts are being directed towards the research and related development of medical diagnostics, and the Company has not generated revenues from these principal business activities. The Company's future operations are dependent upon its ability to remain compliant with its medical technology license agreement with the University of Michigan (notes 3 and 7), obtain third party financing in the form of debt and equity, complete the proposed merger transaction (note 16) and ultimately to generate future profitable operations or income from its operations. The Company's equity investments have been written down to nil and will likely require additional funding from the Company to continue research and development and other operations activities. The Company continues to experience negative cash flows from operations and is currently not in compliance with the repayment terms on certain promissory note obligations (note 8). The Company has a working capital deficiency at December 31, 2003 of $3,587,845 (2002 - $3,225,195) and during the year ended December 31, 2003 used cash flow in operating activities of $817,216 (2002 - $1,258,144). The Company is currently seeking additional funds through future debt or equity financings to offset future cash flow deficiencies. Such financing may not be available or may not be available on reasonable terms. Subsequent to year end, the Company completed a $2,315,000 financing which includes convertible notes and share purchase warrants (note 15). The resolution of this going concern issue is dependent on the realization of management's plans. If management is unsuccessful in raising future debt or equity financings, and ultimately in generating profitable operations, the Company will be required to liquidate assets for amounts that may be materially less than carrying values and curtail or possibly cease operations.

2.     SIGNIFICANT  ACCOUNTING  POLICIES:

(a)     Principles  of  consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Biomedical Diagnostics, LLC ("Diagnostics"). The statement of operations includes the accounts of Diagnostics from November 30, 2001 (date of acquisition of control) to December 31, 2003. All significant intercompany accounts and transactions have been eliminated.

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

(f)     Property  and  equipment:

Property and equipment are recorded at cost and are depreciated using the straight-line method over their estimated useful lives as follows:

Asset                                               Rate
--------------------------------------------------------
Computer  hardware  and  software           2 - 3  years
Furniture  and  fixtures                        5  years
Leasehold  improvements                      Lease  term
Office  equipment                               4  years
Machinery  and  equipment                       5  years
Website  development  costs                     2  years
========================================================
The  cost  of  maintenance  and  repairs  are  expensed  as  incurred.

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

The Company accounts for stock-based compensation associated with the repricing of employee stock options in accordance with the provisions of FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation" ("FIN 44"). For accounting purposes, the repricing of existing stock options requires variable accounting for the new options granted from the date of modification. Variable accounting requires that the intrinsic value, being the excess of the current market price at the end of each reporting period in excess of the exercise price of the repriced options, be expensed as non-cash stock-based compensation expense, until such time as the repriced options are exercised, expire or are otherwise forfeited. Any increase in the intrinsic value of the repriced options will decrease reported earnings, and any subsequent decreases in value will increase reported earnings.

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

                                                                        Period  from
                                                                       September 19,
                                                                      1994 (inception)
                                         Years ended December 31,     to December 31,
                                        --------------------------
                                            2003          2002          2003
--------------------------------------------------------------------------------------
Net loss, as reported. . . . . . . . .  $(4,542,786)  $(5,923,301)  $(35,040,915)
Add: Employee stock-based compensation
  expense, as reported . . . . . . . .      388,550             -        388,590
Deduct: Total stock-based compensation
  expense determined under fair value
  method . . . . . . . . . . . . . . .     (148,353)     (320,790)    (1,383,030)
--------------------------------------------------------------------------------------

Pro forma net loss . . . . . . . . . .  $(4,302,589)  $(6,244,091)  $(36,035,355)
======================================================================================

Basic and diluted loss per share:
  As reported. . . . . . . . . . . . .  $     (0.17)  $     (0.27)  $      (3.64)
  Pro forma. . . . . . . . . . . . . .        (0.16)        (0.28)         (3.74)
======================================================================================

The weighted average fair value of options granted with an exercise price greater than the market price during the year ended December 31, 2002 was $0.63 per option. The weighted average fair value of options granted, representing repriced stock options, with an exercise price equal to market price during the year ended December 31, 2003 was $0.32 per option.

The Company has estimated the fair value of each option on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                           2003       2002
------------------------------------------------------------
Expected  dividend  yield                    0%        0%
Expected  stock  price  volatility         106.0%    114.0%
Risk-free  interest  rate                    3.9%       4.5%
Expected  life  of  options           3.1 years    5.0 years
============================================================

(m)     Recent  accounting  pronouncements:

(i) In January 2003, the FASB issued Financial Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities", which addresses the consolidation of variable interest entities (formerly referred to as "Special-Purpose Entities"). The Interpretation is generally in effect for interim or annual periods beginning after December 15, 2003. The Company believes that on adoption, FIN No. 46 will have no material impact on its financial condition or results of operations.

(ii) In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 requires that certain financial instruments issued in the form of shares that are mandatorily redeemable as well as certain other financial instruments be classified as liability in the financial statements. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003. The Company has reviewed the requirements of SFAS No. 150 and has determined that it did not have an impact on its consolidated financial condition or results of operations.

To date, the adoption of FIN 46 and SFAS 150 has not impacted the Company's consolidated financial statements.

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

On May 30, 2002, the Company did not have sufficient funds to make the payment of the aforementioned $1,500,000 and entered into an Amendment to the Purchase Agreement with Biotherapies extending the time for the payment. As at December 31, 2002, the Company had not paid the $1,500,000 and transferred 1,425,413 common shares of Biotherapies capital stock, pursuant to agreement terms, to Biotherapies (note 6(b)), resulting in a gain on settlement of debt.

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

Biotherapies may terminate the MSA if the Company fails to (i) meet its commitment to fund operating costs of the LLC of at least $1,000,000 in support of product development of the mammastatin, prostate and ovarian technologies on or before November 30, 2002; (ii) make any royalty payments due to Biotherapies; or (iii) achieve gross sales of the licensed technology of $7,500,000 within 24 months of the signing of the Purchase Agreement and $20,000,000 within 36 months of the signing of the Purchase Agreement. The Company can cure the gross sales default by satisfying the royalty obligations that would have accrued had the target gross sales been met. Biotherapies may terminate the P&O Technology License Agreement if the Company fails to meet its commitment to fund operating costs of the LLC of at least $1,000,000 or fails to make any required royalty payments due to Biotherapies.

During the year ended December 31, 2003, nil (2002 - $248,700) was paid toward the commitment under (i) for a cumulative total of $487,700. In September 2002, Biotherapies issued a default notice giving the Company six months to cure all defaults. Prior to the expiration of the cure period referred to above, the University of Michigan granted directly to the Company the rights to carry on with its development until further notice. Accordingly, the MSA was terminated subsequent to year end and the Company no longer has royalty commitments to Biotherapies.

On May 13, 2003, the Company signed a license agreement with the University of Michigan for the exclusive rights to the Mammastatin technology. The terms of the agreement were amended to require the license issue fees of $155,000 due on or before February 29, 2004. The full amount of license issue fees was paid in March 2004. Other requirements include royalty fees of 3% - 5% of net sale revenues generated and 20% of revenue not based on net sales, annual license maintenance fees of $25,000 to $100,000 and milestone payments on meeting certain significant development targets. Failure of the Company to meet any payment, including any extension provided within the agreement, allows the University to terminate the agreement. If the agreement is ultimately terminated and the Company's access to the mammastatin technology is not re-established, the Company will likely be required to recognize an impairment in the value of its medical technology licenses which totals $8,889,284 at December 31, 2003.

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



Fair  value  of  assets  acquired:
Medical  technology  licenses                               $     8,321,364
In-process  research  and  development                              750,000
Other  current  assets                                                8,617
Other  assets                                                        66,629
Prepaid  royalty  costs                                             100,000
Stock  appreciation  rights  plan  liabilities  assumed            (301,418)
Other  current  liabilities  assumed                               (104,784)
----------------------------------------------------------------------------

                                                            $     8,840,408
=============================================================================

Consideration:
Cash                                                        $     2,340,000
Common  shares                                                    4,719,936
Loan  payable  ($1,500,000  less  discount)                       1,415,100
Expenses  of  acquisition                                           365,372
----------------------------------------------------------------------------

                                                            $     8,840,408
=============================================================================

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

4.     LEGAL  PROCEEDINGS  AND  CONTINGENCIES:

(a) On November 1, 2001, a Statement of Claim was filed in the Supreme Court of British Columbia by a former consultant against the Company and a director of the Company seeking payment of 500,000 common shares of the Company for consulting services performed. The plaintiff is seeking specific performance of the agreement or damages in lieu of specific performance. Subsequent to December 31, 2003, 200,000 common shares were issued to the former employees to settle the claim. These shares were issued by the Company, but are held in trust subsequent to December 31, 2003. The shares will be released upon receipt of an originally signed release document from the plaintiff. The Company has accrued likely losses under this claim as a charge to investor relations expense as at December 31, 2003.

(b) On December 18, 2001, the former president of the Company filed a Statement of Claim in the Supreme Court of British Columbia against the Company, two Directors of the Company and their related management company seeking damages and special damages including the value of 500,000 Company shares and 90,000 Company stock options. The Company has denied all claims, and has filed a counterclaim against the former president of the Company for damages for breach of contract and fraudulent or negligent misrepresentation.

(c) In March 2003, Biotherapies notified the Company that it was terminating the MSA (note 3), and has provided notice to the Company concerning such purported termination. Biotherapies claims rights to certain improvements to the technology, separate from the University of Michigan license. To date, neither the Company nor its patent counsel has found any evidence that leads them to believe that any such improvements exist. The Company's ability to maintain the development of the technology is subject to its ability to retain the license to the MSA technology with the University of Michigan ("UOM") by fully complying with the terms of its license agreement with the UOM, and its ability to defend against these stated Biotherapies claims to ownership of improvements to the technology.

4.     LEGAL  PROCEEDINGS  AND  CONTINGENCIES  (CONTINUED):

(d) The Company is a defendant in a lawsuit initiated by Biotherapies and Dr. Paul R. Ervin, against the Company and its President, in the U.S. District Court for the Eastern District of Michigan. The action purports to seek relief under Section 10(b-5) of the Securities and Exchange Act of 1934, seeks judgment requiring that the Company immediately remove trading restrictions on shares of the Company's stock held by Biotherapies, and seeks $2,400,000 in damages, and other and further relief as the court may deem just and proper. The plaintiff's motion for preliminary injunction was denied by the Court, which rules inter alia, that the Plaintiff's case had little likelihood of success. The Company intends to move for dismissal of the complaint and/or otherwise defend its position vigorously.

The Company has determined that it is not possible at this time to predict the final outcome of these claims and that it is not possible to establish a reasonable estimate of possible damages, if any, or to reasonably estimate the range of possible damages that may be awarded to the plaintiffs. Any adjustments to the amounts recognized will be recorded when determinable.

5.     PROPERTY  AND  EQUIPMENT:

Property  and  equipment  consists  of  the  following:


                                                      2003         2002
----------------------------------------------------------------------------
Computer  hardware  and  software                $     3,893     $     3,388
Furniture  and  fixtures                               5,394           4,233
Leasehold  improvements                               61,602          61,602
Office  equipment                                     86,043          78,411
Machinery  and  equipment                            167,711         167,711
Website  development  costs                           54,629          54,629
----------------------------------------------------------------------------
                                                     379,272         369,974
Accumulated  amortization                           (333,873)       (261,546)
----------------------------------------------------------------------------

                                                 $    45,399     $   108,428
=============================================================================

6.     LONG-TERM  INVESTMENTS:

Long-term  investments:

                        Ownership  percentage         2003         2002
----------------------------------------------------------------------------
Biotherapies, Inc. (b)  (2003 and 2002 - 8.96%)  $         -     $        -
=============================================================================

(a)     Investment  in  Biomedical  Diagnostics,  LLC:
The Company entered into a joint venture agreement dated November 8, 1998 with Biotherapies for the development of a mammastatin diagnostic assay through the formation of Diagnostics and had a 50% equity interest therein. The Company accounted for its investment in Diagnostics using the equity method.

(a)     Investment  in  Biomedical  Diagnostics,  LLC  (continued):

On November 30, 2001, the Company acquired the remaining 50% interest in Diagnostics from Biotherapies and commenced the consolidation of the operations of Diagnostics with those of the Company (note 3). The carrying value of the Company's original 50% equity investment in Diagnostics at November 30, 2001 of $4,003,607, was allocated to remaining net assets as follows:

Medical  technology  licenses                    $     4,334,563
Other  current  assets                                     8,617
Other  assets                                             66,629
Stock appreciation rights plan liabilities assumed      (301,418)
Other  current  liabilities  assumed                    (104,784)
----------------------------------------------------------------------------

                                                 $     4,003,607
=============================================================================

(b)     Investment  in  Biotherapies,  Incorporated:

                                                      2003         2002
----------------------------------------------------------------------------
Investment  in  Biotherapies                     $ 5,437,611     $ 5,437,611
Equity  in  losses  and  write-down               (5,437,611)     (5,437,611)
----------------------------------------------------------------------------
                                                 $         -     $         -
=============================================================================

Pursuant to the May 30, 2002 Amendment to the Purchase Agreement (note 3), the Company transferred to Biotherapies 1,425,413 common shares of the 2,166,300 common shares of Biotherapies originally acquired, resulting in a reduction of the Company's ownership interest to 8.96% as at December 31, 2002. As a result, the Company has begun accounting for the investment under the cost method. In addition, during the year ended December 31, 2002, the Company determined that an other than temporary decline in value occurred and reduced the carrying value of its investment in Biotherapies to nil.

(c)     Investment  in  Prion  Developmental  Laboratories,  Inc.:

                                                      2003         2002
----------------------------------------------------------------------------
Investment  in  Prion
  Developmental Laboratories, Inc.               $ 2,436,553     $ 2,436,553
Equity  in  losses  and  write-down               (2,436,553)     (2,436,553)
----------------------------------------------------------------------------
                                                 $         -     $         -
=============================================================================

(c)     Investment  in  Prion  Developmental  Laboratories,  Inc.  (continued):

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

The Company accounts for its investment in PDL by the equity method from September 8, 2000, the date of initial investment acquisition. At December 31, 2003, the carrying value of the investment was nil (2002 - nil).


7.     MEDICAL  TECHNOLOGY  LICENSES:

                                                      2003         2002
----------------------------------------------------------------------------
Medical  technology  licenses                    $12,655,926     $12,655,926
Accumulated  amortization                         (3,766,642)     (1,958,654)
----------------------------------------------------------------------------
                                                 $ 8,889,284     $10,697,272
=============================================================================

Pursuant to the acquisition of LLC, the Company acquired a license to utilize certain diagnostic technology for use in detecting various diseases including breast, ovarian and prostate cancers (notes 3 and 4(c)). Aggregate amortization expense for the year ended December 31, 2003 is $1,807,988 (2002 - $1,807,988).
Estimated annual amortization expense for the next five years to 2007 is $1,807,988 per year.

The Company's interest in the medical technology license with the University of Michigan was indirectly held through Biotherapies as at December 31, 2002. Subsequent to December 31, 2002, the University of Michigan directly granted license rights to the Company (note 3) and the indirect license arrangement with Biotherapies was terminated.

8.     PROMISSORY  NOTES  PAYABLE:

Promissory  notes  payable:

                                                      2003         2002
----------------------------------------------------------------------------
Shareholders  and  directors  and  other:
  July  3  and  October  3  and  30,  2001 (a)   $   700,000     $   700,000
  Other                                               12,181               -

Due  to  private  investors:
  Issued:
    August  through  October,  2001  (b)             143,647         143,647
    Other  -  Biotherapies                            44,662          44,662
    April  through  October,  2002  (c)              160,000         172,500
----------------------------------------------------------------------------

                                                 $ 1,060,490     $ 1,060,809
=============================================================================

(a)     On  July  3  and  October  3,  2001,  the  Company borrowed $500,000 and
$100,000,  respectively,  from  the  private  investor  and  major  shareholder.
Interest accrues on the loan at a rate of 10% per annum, compounded semi-annually and is secured by a promissory note. On October 30, 2001 a further $100,000 was advanced to the Company. The promissory note bears interest at 1% per month. As consideration for the loans, the Company issued 33,776 common share purchase warrants with an exercise price of $3.00 expiring October 1, 2003 and a warrant to acquire up to 250,000 common shares of the Company at $3.00 per share expiring May 30, 2003. The notes are due and payable on the earlier of 90 days from the date funds are advanced or 10 days after the completion of a financing of not less than $5,000,000. The fair value of the warrants of $467,158 has been recorded as a discount to the promissory notes and was being amortized over the estimated period to maturity of the loans. Interest expense recognized on these promissory notes was $73,854 in 2003 (2002
- $74,509). The maturity date of these loans have been extended to April 30, 2005, or 10 days after the Take-Out Financing, if earlier.

(b) During August through October 2001, the Company raised $143,647 through the issuance of promissory notes to third parties. The notes bear interest from 5% per month to 10% per annum, are unsecured and mature 90 to 150 days after funds are advanced. Warrants to acquire 35,000 common shares were issued as consideration for the loans. The fair value of the warrants of $31,580 has been recorded as a discount to the promissory notes and is being amortized over the term of the notes to interest expense. During the year ended December 31, 2003, the Company issued 25,900 share purchase warrants exercisable at $0.75 per share to extend maturity date to August 31, 2005. The fair value of the warrants of $10,164 has been recorded as interest expense. The maturity date of these loans have been extended to April 30, 2005, or 10 days after the Take-Out Financing, if earlier.

(c) On April 1, 2002, the Company issued a $30,000 promissory note pursuant to a settlement agreement with a vendor. The note bears interest at 12% per annum and matures March 31, 2003. The Company issued 22,500 fully vested common shares to extend the maturity date to December 31, 2003 and recorded the fair value of the common shares as interest expense.

During May through October 2002, the Company raised a further $142,500 through the issuance of convertible promissory notes. The notes bear interest from 10% to 12% per annum, are unsecured and mature 30 to 120 days after funds are advanced. Warrants to acquire 118,571 common shares were issued as consideration for these loans. The warrants are exercisable at prices ranging from $0.70 to $1.25 per common share. The fair value of the warrants of $76,815 has been recorded as a discount to the promissory notes and has been fully amortized to interest expense for the period to December 31, 2002. A beneficial conversion feature totaling $31,037 has been recorded and fully recognized in interest expense over the period to December 31, 2002.

     During the year ended December 31, 2003, the Company settled $72,500 of convertible promissory notes by issuing 100,120 common shares to the holders resulting in a $52,893 gain on settlement. A further 50,000 fully vested share purchase warrants, with a fair value of $25,114, were issued to extend a $50,000 promissory note which matured June 30, 2003 to December 31, 2003, recorded as interest expense.

     After subsequent repayments and extensions of maturity dates for certain promissory notes above, only $20,000 is due and unpaid at December 31, 2003.

(d) On October 24, 2001, the major shareholder became a director of the Company and on November 26, 2001, advanced a further $1,600,000 to the Company, $600,000 of which was repaid on December 27, 2001. The outstanding balance bears interest at 10% per annum, compounded semi-annually, is secured by the promissory note, and matures May 23, 2002. The outstanding principal and interest balance is convertible into common shares at a price of $1.50 per share at the holder's option. If the holder elects to convert, the holder receives common share purchase warrants to acquire one-half of the number of common shares received on conversion. The warrants would have an exercise price of $2.50 and expire three years after issuance. A beneficial conversion feature totaling $534,288 has been recorded and is recognized over the term to maturity of the loan as additional interest expense. On July 24, 2002, the loan, plus accrued interest and all warrant rights relating to the loan were cancelled and settled at a rate of $0.33 per share by the issuance of 3,243,047 shares of common stock. A loss has been recorded in the amount of $551,318 on the settlement being the effect of the difference in the revised $0.33 per share conversion rate and the $0.50 market price of the common stock on the date of conversion.

9.     STOCKHOLDERS'  EQUITY:

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

During the year ended December 31, 2003, 1,000 (2002 - 112,000) preferred shares were converted to common stock.

Common stock issued for non-cash consideration has been recorded at the fair value of the stock at the date of the agreement for issuance.

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

(b)     Stock  options  and  stock-based  compensation  (continued):

On April 7, 2003, the Company repriced all stock options issued to officers, directors and employees to be exercisable at the then fair value of the Company a common stock of $0.48 per share. The Company is required to account for the repricing of stock options using variable accounting from the date of modification. Any increase in the intrinsic value of the repriced options will decrease reported earnings, and any subsequent decrease in intrinsic value will increase reported earnings, except that the intrinsic value can never be less than zero. There is a potential for a variable non-cash charge in each reporting period until all of the Company's repriced stock options are exercised, forfeited or expire. During the year ended December 31, 2003, a total of $388,550 of compensation expense under variable accounting has been recorded in salaries and benefits related to these repriced options.

Stock option activity since the inception of the Company's plans is presented below:

                                            Number      Weighted average
                                           of shares     exercise price
-------------------------------------------------------------------------
Options outstanding at December 31, 2001   1,785,000   $            1.74
Granted. . . . . . . . . . . . . . . . .     470,000                1.00
Cancelled. . . . . . . . . . . . . . . .     (46,227)               1.00
Exercised. . . . . . . . . . . . . . . .     (36,097)               1.06
-------------------------------------------------------------------------

Options outstanding at December 31, 2002   2,172,676                1.53
Granted. . . . . . . . . . . . . . . . .           -                   -
Cancelled. . . . . . . . . . . . . . . .     (82,676)              (1.59)
Exercised. . . . . . . . . . . . . . . .           -                   -
Original amended award terms . . . . . .  (1,700,000)              (1.52)
Amended repriced awards. . . . . . . . .   1,700,000                0.48
-------------------------------------------------------------------------

Options outstanding at December 31, 2003   2,090,000   $            0.64
=========================================================================

The following table summarizes the stock options outstanding at December 31, 2003:

                             Options  outstanding                  Options  exercisable
                 --------------------------------------------  -----------------------------
                            Weighted  average     Weighted                      Weighted
Range of         Number of      remaining          average         Number         average
exercise price    shares    contractual life   exercise price   exercisable   exercise price
--------------------------------------------------------------------------------------------
0.48 . . . . .   1,700,000                3.1  $          0.48     1,700,000  $         0.48
1.00 - $1.10 .     210,000                3.1             1.01       210,000            1.01
1.67 . . . . .     180,000                3.3             1.67       180,000            1.67
--------------------------------------------------------------------------------------------

                 2,090,000                3.1  $          0.64     2,090,000  $         0.64
============================================================================================

Included in the above option plan activity, the Company granted the following options outside of its option plan to certain officers:

                                                            Outstanding  options
                                   Exercise  price          --------------------
Expiry                             per  share                  2003      2002
--------------------------------------------------------------------------------
April  2007                           $0.48                   40,000     40,000
December  2006                        $0.48                  200,000    200,000

All  options  are  fully  vested  as  of  December  31,  2003.

Share purchase warrants outstanding at December 31, 2003 and 2002 to purchase one common share of the Company are as follows:

                                                            Outstanding  options
                                   Exercise  price          --------------------
Expiry                             per  share                  2003      2002
--------------------------------------------------------------------------------
April 2003. . . . . . . . . . . . .   $2.00                        -    181,818
April 2003. . . . . . . . . . . . .    2.20                        -    145,000
July 2003 . . . . . . . . . . . . .    3.00                        -     64,000
July 2003 . . . . . . . . . . . . .    2.50                        -      5,000
July 2003 . . . . . . . . . . . . .    2.50                        -     62,500
August 2003 . . . . . . . . . . . .    2.50                        -     25,900
August 2003 . . . . . . . . . . . .    2.50                        -     31,000
September 2003. . . . . . . . . . .    2.50                        -      5,000
October 2004. . . . . . . . . . . .    2.50                   20,000     25,000
November 2004 . . . . . . . . . . .    2.50                   50,416     50,416
November 2004 . . . . . . . . . . .    3.87                  140,000    140,000
December 2004 . . . . . . . . . . .    2.50                  298,534    298,534
December 2004 . . . . . . . . . . .    2.50                   25,000     25,000
December 2004 . . . . . . . . . . .    1.65                   29,823     29,823
November 2006 . . . . . . . . . . .    2.50                  100,000    100,000
December 2006 . . . . . . . . . . .    1.93                  150,000    150,000
March 2004. . . . . . . . . . . . .    2.00                   30,000     30,000
March 2004. . . . . . . . . . . . .    5.75                   50,000     50,000
June 2004 . . . . . . . . . . . . .    1.50                  316,000    316,000
July 2004 . . . . . . . . . . . . .    1.50                   20,716     20,716
August 2004 . . . . . . . . . . . .    0.70                   25,000     25,000
September 2004. . . . . . . . . . .    1.25                   28,571     28,571
September 2004. . . . . . . . . . .    1.50                   26,650     26,650
--------------------------------------------------------------------------------

Balance carried forward                                    1,310,710  1,835,928

                                                            Outstanding  options
                                   Exercise  price          --------------------
Expiry                             per  share                  2003     2002
--------------------------------------------------------------------------------

Balance  brought  forward                                  1,310,710  1,835,928

October  2004                          1.50                  140,715    140,715
October  2004                          1.00                   65,000    65,000
November  2004                         1.20                   53,572    53,572
November  2004                         1.50                  211,994    211,994
December  2004                         1.50                   48,959    48,959
January  2005                          1.50                   22,124    22,124
May  2005                              0.64                   31,250    31,250
August  2005                           0.61                   32,787    32,787
February  2007                         1.25                  150,000    150,000
January  15,  2005                     1.50                   22,124          -
January  17,  2005                     1.50                   35,714          -
January  28,  2005                     1.50                   14,251          -
February  21,  2005                    1.50                    4,808          -
March  21,  2005                       1.50                  225,000          -
April  2,  2005                        1.50                    9,963          -
April  25,  2005                       1.50                  100,000          -
May  12,  2005                         1.50                   25,000          -
May  13,  2005                         1.50                   62,500          -
May  22,  2005                         1.50                   75,000          -
May  29,  2005                         1.50                   20,000          -
June  13,  2005                        1.50                    4,055          -
June  18,  2005                        1.50                    1,713          -
June  26,  2005                        1.50                   42,373          -
July  14,  2007                        0.70                   50,000          -
August  27,  2005                      1.00                    5,000          -
September  14,  2005                   1.50                   50,000          -
September  17,  2005                   1.50                   25,000          -
September  29,  2005                   1.50                   18,750          -
September  15  2005                    1.50                   11,250          -
October  3,  2005                      1.50                   25,000          -
October  31,  2005                     1.50                    8,750          -
August  31,  2005                      0.75                   25,900          -
November  12,  2005                    0.50                  250,000          -
November  30,  2005                    1.50                  175,000          -
December  8,  2005                     1.65                    4,771          -
--------------------------------------------------------------------------------
Total  warrants  outstanding,  end  of  year               3,359,033 2,592,329
================================================================================

(i) During 2002, the Company issued 118,571 share purchase warrants to holders of notes payable from the Company (note 8(c)). These warrants are exercisable at prices of $0.70 to $1.25 per share.

(ii) During 2002, the Company issued 784,647 share purchase warrants in connection to common stock private placements to purchase additional common shares at exercise prices of $1.20 to $1.50 per common share. In addition, the Company issued to the private placement agents 150,000 common share purchase warrants with an exercise price of $1.25 per share expiring February 2007 with a fair value of $147,826.

(iii) During 2002, the Company issued common share purchase warrants to holders of two $20,000 notes payable from the Company (note 8(c)). The number of common share purchase warrants available to the note holders is a function of the aggregate outstanding principal and interest, the market price of the underlying common stock on the date of exercise, and the stated exercise price.

(iv) During 2003, the Company issued 956,251 share purchase warrants in connection to common stock private placements to purchase additional common shares at an exercise prices of $1.50 per common share. In addition, the Company issued 80,900 share purchase warrants with exercise prices of $0.50 to $1.00 per common share to promissory note holders to extend the maturity date of the notes. The fair value of the warrants of $36,482 was recorded as interest expense. 250,000 share purchase warrants were issued to settle a potential legal claim and are exercisable at a price of $0.50 per common share. The fair value of these warrants of $101,250 was recorded as investor relations expense. 4,771 share purchase warrants were issued for services with an exercise price of $1.65 per common share.

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

..     STOCKHOLDERS'  EQUITY  (CONTINUED):

(e)     Retirement  plan:

The Company's subsidiary sponsors a 401(k) plan for its employees. No contributions have been made to the plan to December 31, 2003 and 2002.

(f)     Earnings  per  share:

Loss attributed to common stockholders for basic and diluted loss per share is as follows:

                                                             Period  from
                              Year ended  December  31,     September  19,
                             --------------------------  1994 (inception) to
                                 2003          2002       December 31, 2003
--------------------------------------------------------------------------------
Loss for the period . . . .  $(4,542,786)  $(5,923,301)  $      (35,040,915)

Preferred share dividends .            -             -             (354,735)
--------------------------------------------------------------------------------

Loss attributable to common
stockholders. . . . . . . .  $(4,542,786)  $(5,923,301)  $      (35,395,650)
================================================================================

10.     RELATED  PARTY  TRANSACTIONS:

                                                      2003         2002
----------------------------------------------------------------------------

Included in the consolidated balance sheet
  are the following amounts  due  to
  directors  and  officers  and/or
  companies  controlled by  officers  and
  directors  of  the  Company:
    Accounts  payable  and  accrued
      liabilities                                $   227,193     $   274,950
    Promissory  notes  (note  8(a))                  712,181         700,000
=============================================================================

The Company's subsidiary, Diagnostics, leased its premises under an operating lease agreement with Biotherapies, an equity investee of the Company, which expired in 2002.

11.     DEFERRED  TAX  ASSETS  AND  LIABILITIES:

                                                          2003          2002
--------------------------------------------------------------------------------
Deferred tax assets:
Research and development credits and costs . . . . .  $   624,125   $   475,099
Current liabilities. . . . . . . . . . . . . . . . .      170,437       283,455
Equity investments . . . . . . . . . . . . . . . . .    2,646,551     2,646,551
Operating loss carry forwards. . . . . . . . . . . .    5,982,460     3,246,911
--------------------------------------------------------------------------------

Total deferred tax assets before valuation allowance    9,423,573     6,652,016
Valuation allowance. . . . . . . . . . . . . . . . .   (8,832,957)   (5,621,691)
--------------------------------------------------------------------------------

Net deferred tax asset after valuation allowance . .      590,616     1,030,325

Deferred tax liabilities:
Property and equipment . . . . . . . . . . . . . . .       (4,570)      (18,180)
Medical technology licenses. . . . . . . . . . . . .     (586,046)   (1,012,145)
--------------------------------------------------------------------------------

Net deferred tax liability . . . . . . . . . . . . .  $         -   $         -
================================================================================

Management believes that it is not more likely than not that it will create sufficient taxable income sufficient to realize its deferred tax assets. It is reasonably possible these estimates could change due to future income and the timing and manner of the reversal of deferred tax liabilities. Due to its losses, the Company has no income tax expense.

The Company has operating loss carry forwards for income tax purposes at December 31, 2003 of approximately $17,595,000. Operating losses begin to expire in fiscal year 2019.

12.     FINANCIAL  INSTRUMENTS:

Fair  values:

The fair value of cash and cash equivalents, accounts and other receivables, and accounts payable and accrued liabilities approximates their financial statement carrying amounts due to the short-term maturities of these instruments. The carrying amount of promissory notes payable are not readily determinable.

13.     GEOGRAPHIC  INFORMATION:

The Company has investments in property and equipment in the following countries:

                                                      2003         2002
----------------------------------------------------------------------------
United  States                                 $     28,917     $     78,917
Canada                                               16,482     29,511
============================================================================

The Company has not entered into any derivative agreements to manage its foreign exchange exposure.

14.     COMMITMENTS:

Operating  leases:

The Company leases office equipment and facilities in British Columbia under operating lease agreements that expire in 2007. Minimum lease payments under these operating leases are approximately as follows:

Year  ending  December  31:

2004                                       $     69,885
2005                                              2,283
2006                                              2,283
2007                                              1,903
2008                                                  -
========================================================

15.     SUBSEQUENT  EVENTS:

a) On March 12 and March 19, 2004, the Company received gross proceeds in excess of $2,300,000 on the sale of certain securities (the "Bridge Securities") through a private placement. The securities sold are (i) convertible notes carrying interest at the rate of 10% per annum due in 13 months from issuance, and (ii) five year warrants to purchase additional common shares of the Company's stock. Each note is accompanied by warrants to purchase an additional 500 shares for each $1,000 of face amount of notes purchased. The convertible notes are repayable at the earlier of (i) within 10 business days following the closing of the Take-Out Financing (note 16) or (ii) at maturity, at 110% of the principal amount plus accrued interest, increasing to 115% of the principal amount if a registration statement is not yet effective. The interest on the convertible notes are payable in cash or common shares of the Company, at the option of the Company. The Company is obligated to file a registration statement with respect to the common stock underlying the Bridge Securities by April 30, 2004, and to cause it to become effective as promptly as practicable.

b) The Company also settled a litigation claim by a former employee by issuing the claimant 200,000 common shares subsequent to year end (note 4(a)).

c) Subsequent to December 31, 2003 to April 6, 2004, the Company issued in excess of 400,000 common shares primarily for non-employee services or debt repayments.

16.     PROPOSED  BUSINESS  COMBINATION:

On August 5, 2003, the Company signed a letter of intent to merge with Corgenix Medical Corporation ("Corgenix") of Denver, Colorado. On November 30, 2003, the company amended the Letter of Intent to postpone the closing date from January 31, 2004 to March 31, 2004 and to reduce the amount of additional equity financing required from $3 million due on September 30, 2003 to $2 million due on November 30, 2003.

On March 12, 2004, the Company signed a definitive merger agreement with Corgenix to combine the two companies. Under the terms of the merger agreement, the Company will issue 14,000,000 common shares in exchange for 100% of the outstanding Corgenix shares. The Company is also required to advance $500,000 to Corgenix as provided for in the merger agreement, which was paid in March 2004. In addition, the terms of the merger provide that Corgenix's current management team will assume the responsibility of managing the combined entity, which will continue to be known as Genesis Bioventures, Inc. and will be headquartered in Westminster, Colorado, Corgenix's current corporate headquarters. The merger agreement also provides for Mr. E. Greg McCartney and Dr. Luis Lopez to serve as Co-Chairmen on the Board of Directors, and for them to select a balanced Board of Directors, four nominees from each entity, which number shall include a total of at least three persons who qualify as independent directors under the provisions of the Sarbanes-Oxley Act and the regulations of the American Stock Exchange.

The proposed merger is still subject to certain contingencies, including a regulatory review by the SEC, the approval of the shareholders of both companies, and the successful completion of a second round of merger-related equity financing, for which a minimum of $6 million ("Take-Out Financing") must be raised. The merger with Corgenix should also allow the Company to manufacture, market and distribute the product utilizing Corgenix resources rather than having to outsource those services to other companies.

The parties are planning and proceeding to effectuate the merger transaction. There is no assurance that such transaction will be consummated. In the event of a breach of the merger agreement, the breaching party may be liable for up to $1,500,000 of liquidated damaged penalties.

                                INDEX TO EXHIBITS

EXHIBIT NO.                               DESCRIPTION
-----------  -------------------------------------------------------------------
    2.1      Merger  Agreement with Corgenix Medical Corporation dated March 12,
             2004

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

    4.2      Form  of  Note  issued  in  the  March  12,  2004 Private Placement

    4.3      Form  of  Warrant  issued  in  the March 12, 2004 Private Placement

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

   14.1      Code  of  Ethics

   21.1      Subsidiaries.

   23.1      Consent  of  KPMG.

   24.1 Power of Attorney (incorporated by reference to the signature page on page S-1 of this Annual Report on Form 10-KSB).

   31.1      Certification  of  Chief  Executive  Officer

   31.2      Certification  of  Chief  Financial  Officer

   32.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.