Form 10KSB/A
period 2003-12-31
GENESIS BIOVENTURES INC
filed 2004-04-22
CIK 1084966

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 _______________

                                   FORM 10-KSB/A

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

SECURITIES  AUTHORIZED  FOR  ISSUANCE  UNDER  EQUITY  COMPENSATION  PLANS

Equity  based  compensation  plans  in  force  as  at  December  31,  2003:

Plan Category           Number of securities to be      Weighted-average exercise      Number of securities
                        issued upon exercise of         price of outstanding           remaining  available  for
                        outstanding options,            options, warrants and          future  issuance  under
                        warrants and rights             rights                         equity  compensation  plans
                                                                                       (excluding  securities
                                                                                       reflected  in  column  (a))
                                   (a)                              (b)                             (c)
---------------------   ----------------------------    --------------------------     ------------------------
Equity compensation
plans approved by          1,850,000                        $  0.66                         1,258,903
security holders
---------------------   ----------------------------    --------------------------     ------------------------

Plan Category           Number of securities to be      Weighted-average exercise      Number of securities
                        issued upon exercise of         price of outstanding           remaining  available  for
                        outstanding options,            options, warrants and          future  issuance  under
                        warrants and rights             rights                         equity  compensation  plans
                                                                                       (excluding  securities
                                                                                       reflected  in  column  (a))
                                   (a)                              (b)                             (c)
---------------------   ----------------------------    --------------------------     ------------------------
Equity compensation
plans not approved           240,000                           0.48                            n/a
by security holders
---------------------   ----------------------------    --------------------------     ------------------------
Total                      2,090,000                        $  0.64                          1,258,903
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

For the year ended December 31, 2003, the Company incurred a net loss of $4,542,786 compared to $5,923,301. A substantial fraction of such losses in 2003 were incurred due to amortization of technology assets. On a cash basis, the Company used $817,216 on operations activities in 2003, compared to $1,258,144 in 2002.

Total cash used in operations decreased by $440,928 from $1,258,144 in 2002 to $817,216 in 2003.

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

The Company incurred net gains on debt settlements during the year ended December 31, 2003 of $501,189 compared to gains of $1,233,269 during the year ended December 31, 2002.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

Cash flows used in operating activities totaled ($817,216) for the year ended December 31, 2003 compared to ($1,258,144) for the year ended December 31, 2002.

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

A  summary  of  the  Company's  financial  commitments  is  set  out  below:

                                                      Payments Due by Period

                                                            2004          2005-2006     2007-2008
CONTRACTUAL OBLIGATIONS                    TOTAL       LESS THAN 1 YEAR  1 - 3 YEARS   4 - 5 YEARS   AFTER 5 YEARS
                                    ----------------   ----------------  ------------  -----------   ----------
Short-term debt                          $1,060,490       $  1,060,490      $    -       $    -        $    -
Operating leases                         $   76,354       $     69,885      $4,566       $1,903        $    -
                                    ----------------   ----------------  ------------  -----------   ----------
Total contractual cash obligations       $1,136,844       $  1,130,375      $4,566       $1,903        $    -
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