Form 10QSB/A
period 2003-09-30
GENESIS BIOVENTURES INC
filed 2004-05-19
CIK 1084966

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

                   CLASS                    OUTSTANDING  AT  APRIL 6,  2004

     Common  Stock,  par  value  $0.0001                 29,779,616

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

ITEM  1.  FINANCIAL  STATEMENTS

GENESIS  BIOVENTURES,  INC.
(a  New  York  Corporation)
(a  development  stage  company)
CONSOLIDATED  BALANCE  SHEETS
 (Expressed  in  United  States  dollars)


                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                    2003             2002
                                                               ---------------  --------------
                                                                 (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . .  $       97,572   $      11,860
  Accounts and other receivables. . . . . . . . . . . . . . .           5,604           2,736
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . .           2,900         153,295
  Due from related party. . . . . . . . . . . . . . . . . . .               -          51,906
-------------------------------------------------------------  ---------------  --------------

Total current assets. . . . . . . . . . . . . . . . . . . . .         106,076         219,797

Short-term investments - restricted (note 7). . . . . . . . .          54,911               -

Property and equipment, net . . . . . . . . . . . . . . . . .          56,961         108,428

Medical technology licenses, net. . . . . . . . . . . . . . .       9,341,281      10,697,272
-------------------------------------------------------------  ---------------  --------------
Total assets. . . . . . . . . . . . . . . . . . . . . . . . .  $    9,559,229   $  11,025,497
=============================================================  ===============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities. . . . . . . . . .  $    2,140,971   $   2,169,233
  Accounts payable and accrued liabilities - related parties.         235,276         214,950
  Promissory notes payable - related party (Note 5) . . . . .         756,843         700,000
  Promissory notes payable (Note 5) . . . . . . . . . . . . .         303,647         360,809
-------------------------------------------------------------  ---------------  --------------
Total current liabilities . . . . . . . . . . . . . . . . . .       3,436,737       3,444,992
-------------------------------------------------------------  ---------------  --------------

STOCKHOLDERS' EQUITY:
Preferred stock, $.0001 par value:
  Authorized 100,000,000 shares;
  Issued: 2003 - 64,562; December 31, 2002 - 64,562 . . . . .               6               6
Common stock, $.0001 par value:
  Authorized 100,000,000 shares;
  Issued: 2003 - 28,405,303; December 31, 2002 - 24,768,139 .           2,841           2,476
Common share subscriptions. . . . . . . . . . . . . . . . . .         125,560         277,750
Additional paid-in capital. . . . . . . . . . . . . . . . . .      40,191,108      38,153,137
Deficit accumulated during the development stage. . . . . . .     (34,197,023)    (30,852,864)
-------------------------------------------------------------  ---------------  --------------
Total stockholders' equity. . . . . . . . . . . . . . . . . .       6,122,492       7,580,505
-------------------------------------------------------------  ---------------  --------------
Total liabilities and stockholders' equity. . . . . . . . . .  $    9,559,229   $  11,025,497
=============================================================  ===============  ==============

Future  operations  (Note  1)
Commitments  and  contingencies  (Note  4)
Subsequent  events (Notes 4 and 9)



The  accompanying  notes  are  an  integral  part of these financial statements.


GENESIS  BIOVENTURES,  INC.
(a  New  York  Corporation)
(a  development  stage  company)
CONSOLIDATED  STATEMENT  OF  OPERATIONS
(Unaudited)
(Expressed  in  United  States  dollars)


                                                                                                          PERIOD  FROM
                                               FOR  THE THREE MONTHS ENDED  FOR THE NINE MONTHS ENDED     INCEPTION ON
                                               --------------------------- --------------------------     SEPTEMBER 19,
                                                 SEPT.  30,     SEPT.  30,   SEPT.  30,   SEPT.  30,        1994 TO
                                                   2003          2002          2003          2002      SEPTEMBER 30, 2003
                                               ------------  ------------  ------------  ------------  ------------------
REVENUE . . . . . . . . . . . . . . . . . . .  $         -   $         -   $         -   $         -   $               -
                                               ------------  ------------  ------------  ------------  ------------------

EXPENSES:

  Amortization. . . . . . . . . . . . . . . .      467,777       474,244     1,412,340     1,422,500           3,527,828
  Loss on foreign exchange. . . . . . . . . .        4,595        (6,599)       54,963        15,170             141,580
  Investor relations:
     Stock-based compensation . . . . . . . .       25,370             -       326,431             -           1,101,805
     Incurred . . . . . . . . . . . . . . . .        9,294       (27,177)       54,539        31,962             972,985
  Legal and accounting. . . . . . . . . . . .       38,661        74,658       234,563       320,882           1,783,480
  Listing and share transfer fees . . . . . .        4,766        25,816        77,192        58,336             355,906
  Management and consulting fees:
     Stock-based compensation . . . . . . . .            -             -        27,500        11,737           4,777,068
     Incurred . . . . . . . . . . . . . . . .      (25,038)       55,220        22,809       169,078           1,954,446
  Office and miscellaneous. . . . . . . . . .        6,880         8,314        20,361        31,904             358,904
  Write off of advances to related party. . .            -             -        53,139             -              53,139
  Rent and occupancy costs. . . . . . . . . .       38,899        27,966        94,313       117,188             572,529
  Salaries and benefits:
     Stock-based compensation . . . . . . . .       75,500             -       329,750             -             329,750
     Incurred . . . . . . . . . . . . . . . .      264,713       142,608       511,340       418,956           1,250,780
  Telephone . . . . . . . . . . . . . . . . .        4,053         5,779        11,640        13,750             118,243
  Travel and promotion. . . . . . . . . . . .        9,293        22,874        32,649        41,726           1,116,231
  In-process research and development . . . .            -             -             -             -             750,000
  Research and development. . . . . . . . . .       43,429        87,122       271,545       336,279             810,880
  Royalty fees. . . . . . . . . . . . . . . .            -             -             -             -             100,291
                                               ------------  ------------  ------------  ------------  ------------------
                                                   968,192       890,825     3,535,074     2,989,468          20,075,845
                                               ------------  ------------  ------------  ------------  ------------------

LOSS BEFORE OTHER ITEMS:. . . . . . . . . . .     (968,192)     (890,825)   (3,535,074)   (2,989,468)        (20,075,845)
  Interest income . . . . . . . . . . . . . .            -        11,389           744        17,515              81,769
  Other income. . . . . . . . . . . . . . . .       25,322             -        72,648             -             106,192
  Interest and bank charges:
     Incurred . . . . . . . . . . . . . . . .      (34,619)      (90,680)     (131,693)     (291,308)           (855,527)
     Amortization of deemed discount. . . . .      (26,318)            -      (251,973)     (500,838)         (2,731,566)
  Equity in loss of:
    Prion Developmental Laboratories, Inc.. .            -             -             -             -          (2,436,553)
    Biotherapies, Inc.. . . . . . . . . . . .            -      (988,640)            -    (2,122,373)         (5,437,610)
    Biomedical Diagnostics, LLC . . . . . . .            -             -             -             -          (3,357,253)
  Gain (loss) on debt settlements . . . . . .      475,915      (230,844)      501,186      (163,831)            864,104
                                               ------------  ------------  ------------  ------------  ------------------

NET LOSS. . . . . . . . . . . . . . . . . . .  $  (527,892)  $(2,189,600)  $(3,344,159)  $(6,050,303)        (33,842,289)
=============================================  ============  ============  ============  ============  ==================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING   27,725,728    23,092,610    26,646,167    21,219,252           9,197,246
=============================================  ============  ============  ============  ============  ==================
BASIC AND FULLY DILUTED LOSS PER COMMON SHARE  $     (0.02)  $     (0.09)  $     (0.13)  $     (0.29)  $           (3.72)
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


PERIOD  FROM  INCEPTION  ON  SEPTEMBER  19,  1994  TO  SEPTEMBER  30,  2003
---------------------------------------------------------------------------

                                                                                                              DEFICIT
                                   COMMON SHARES         COMMON SHARE        PREFERRED SHARES               ACCUMULATED     TOTAL
                              ----------------------    SUBSCRIPTIONS       ------------------ ADDITIONAL      DURING       STOCK-
                                NUMBER                 ---------------        NUMBER            PAID-IN     DEVELOPMENT    HOLDERS'
                              OF SHARES      AMOUNT    NUMBER    AMOUNT     OF SHARES   AMOUNT  CAPITAL        STAGE        EQUITY
                             -----------   ---------  -------  ----------  -----------  ------ ----------   -----------   ---------
                                               $                   $                      $        $             $            $
Issue of common stock for
cash on organization of
the Company at approximately
$0.001 per share. . . . . . . 8,816,992    8,817          -           -            -       -           -            -        8,817

Loss for the period . . . . .         -        -          -           -            -       -           -     (147,192)    (147,192)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31,
 1995 . . . . . . . . . . . . 8,816,992    8,817          -           -            -       -           -     (147,192)    (138,375)

Consolidation of shares in
November on a 50 for 1
Basis . . . . . . . . . . . .(8,640,456)  (8,799)         -           -            -       -       8,799            -            -

Loss for the period . . . . .         -        -          -           -            -       -           -     (184,403)    (184,403)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31,
1996. . . . . . . . . . . . .   176,536       18          -           -            -       -       8,799     (331,595)    (322,778)

Issue of common stock for
settlement of debt. . . . . . 3,000,000      300          -           -            -       -     119,700            -      120,000

Loss for the period . . . . .         -        -          -           -            -       -            -    (191,118)    (191,118)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31,
1997. . . . . . . . . . . . . 3,176,536      318          -           -            -       -     128,499     (522,713)    (393,896)

Issue of common stock for
settlement of debt. . . . . . 3,000,000      300          -           -            -       -     347,095            -      347,395

Issue of common stock for
cash at $0.70 per share . . . 1,010,000      101          -           -            -       -     708,736            -      708,837

Loss for the period . . . . .         -        -          -           -            -       -           -   (1,077,958)  (1,077,958)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31,
1998. . . . . . . . . . . . . 7,186,536      719          -           -            -       -   1,184,330   (1,600,671)    (415,622)

Issue of common stock for
settlement of debt. . . . . .   872,500       87          -           -            -       -     872,413            -      872,500

Common stock returned . . . .       (39)       -          -           -            -       -           -            -            -
Issue of common stock for
services. . . . . . . . . . .    60,000        6          -           -            -       -      59,994            -       60,000

Issue of common stock for
shares of Biotherapies

Incorporated. . . . . . . . .    60,000        6          -           -            -       -     239,994            -      240,000

Issue of preferred stock
for cash (net of beneficial
feature). . . . . . . . . . .         -        -          -           -    2,000,000     200   5,210,976            -    5,211,176

Fair value of options
issued to consultants . . . .         -        -          -           -            -       -      81,252            -       81,252

PERIOD  FROM  INCEPTION  ON  SEPTEMBER  19,  1994  TO  SEPTEMBER  30,  2003
---------------------------------------------------------------------------
                                                                                                              DEFICIT
                                   COMMON SHARES         COMMON SHARE        PREFERRED SHARES               ACCUMULATED     TOTAL
                              ----------------------    SUBSCRIPTIONS       ------------------ ADDITIONAL      DURING       STOCK-
                                NUMBER                 ---------------        NUMBER            PAID-IN     DEVELOPMENT    HOLDERS'
                              OF SHARES      AMOUNT    NUMBER    AMOUNT     OF SHARES   AMOUNT  CAPITAL        STAGE        EQUITY
                             -----------   ---------  -------  ----------  -----------  ------ ----------   -----------   ---------
                                               $                   $                      $        $             $            $
Beneficial feature of
preferred stock issued. . . .         -        -          -           -            -       -     354,735            -      354,735

Deemed dividends on
preferred stock (note 9(a)) .         -        -          -           -            -       -     232,065     (232,065)           -

Loss for the period . . . . .         -        -          -           -            -       -           -   (1,737,210)  (1,737,210)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31,
1999. . . . . . . . . . . . . 8,178,997      818          -           -    2,000,000     200   8,235,759   (3,569,946)   4,666,831

Issue of common stock for
settlement of debt. . . . . .   240,528       24          -           -            -       -     309,498            -      309,522

Exercise of share
purchase warrants for
cash. . . . . . . . . . . . .     9,000        1          -           -            -       -      62,999            -       63,000

Exercise of stock options
for cash. . . . . . . . . . .    68,500        7          -           -            -       -     129,593            -      129,600

Issue of common stock for
cash (net of cash share
issue costs of
214,139 and non-cash
of $26,500) at approximately
$3.65 per share . . . . . . .   629,586       63          -           -            -       -   2,058,013            -    2,058,076

Issue of common stock for
financing services
provided. . . . . . . . . . .     2,000        -          -           -            -       -      26,500            -       26,500

Issue of common stock on
acquisition (note 6(d)) . . . 1,100,000      110          -           -            -       -   4,330,590            -    4,330,700

Issue of warrants to
holders of promissory
notes . . . . . . . . . . . .         -        -          -           -            -       -     897,554            -      897,554

Issue of common stock on
conversion of convertible
preferred shares. . . . . . .   758,464       76          -           -     (758,464)    (76)          -            -            -

Deemed dividends on
preferred stock . . . . . . .         -        -          -           -            -       -     122,670     (122,670)           -

Fair value of options
issued to employees and
consultants . . . . . . . . .         -        -          -           -            -       -     686,448            -      686,448

Common stock
subscribed, not issued. . . .         -        -    150,001           -            -       -           -            -      150,001
Note receivable share

Subscriptions . . . . . . . .         -        -   (150,001)          -            -       -           -            -     (150,001)

Loss for the period . . . . .         -        -          -           -            -       -           -   (5,868,006)  (5,868,006)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31,
2000. . . . . . . . . . . . .10,987,075    1,099          -           -    1,241,536     124  16,859,624   (9,560,622)   7,300,225

Issue of common stock for
settlement of debt and
accrued interest (note
8(a)) . . . . . . . . . . . . 1,004,605      100          -           -            -       -   1,757,959            -    1,758,059

Issue of common stock for
cash (net of $15,001 non-
cash issue costs) at
approximately $2.12 per
share . . . . . . . . . . . .    70,589        7          -           -            -       -     134,994            -     135,001

PERIOD  FROM  INCEPTION  ON  SEPTEMBER  19,  1994  TO  SEPTEMBER  30,  2003
---------------------------------------------------------------------------
                                                                                                              DEFICIT
                                   COMMON SHARES         COMMON SHARE        PREFERRED SHARES               ACCUMULATED     TOTAL
                              ----------------------    SUBSCRIPTIONS       ------------------ ADDITIONAL      DURING       STOCK-
                                NUMBER                 ---------------        NUMBER            PAID-IN     DEVELOPMENT    HOLDERS'
                              OF SHARES      AMOUNT    NUMBER    AMOUNT     OF SHARES   AMOUNT  CAPITAL        STAGE        EQUITY
                             -----------   ---------  -------  ----------  -----------  ------ ----------   -----------   ---------
                                               $                   $                      $        $             $            $
Issue of common stock for
share financing services
provided. . . . . . . . . . .    21,559        2          -           -            -       -      42,549            -      42,551

Issuance of common
stock for cash (net of cash
share issue costs of
86,515 and non-cash of
27,550) at approximately
$1.55 per share. . . . . . .    691,000       69          -           -            -       -     957,366            -     957,435

Issue of common stock on
conversion of convertible
preferred shares. . . . . . . 1,064,974      106          -           -   (1,064,974)   (106)          -            -           -

Issue of common stock on
settlement of debt and
accrued interest (note
8(a)) . . . . . . . . . . . . 2,000,000      200          -           -            -       -   2,499,800            -   2,500,000

Issue of common stock for
goods and services
provided. . . . . . . . . . .   111,510       11     50,000      91,250            -       -     237,849            -     329,110

Stock options exercised . . .   196,500       20          -           -            -       -     217,980            -     218,000

Shares issued to
Biotherapies, Inc. (note 5) .   600,000       60          -           -            -       -   1,679,940            -   1,680,000

Fair value of options and
warrants issued to
consultants and major
shareholders for
consulting and general
financing services. . . . . .         -        -          -           -            -       -   2,922,628            -   2,922,628

Shares issued to
Biotherapies Inc. (note
3(a)) . . . . . . . . . . . . 2,524,030      252          -           -            -       -   4,719,684            -   4,719,936

Issue of common stock for
cash (net of $93,451 of
cash and $32,556 of non-
cash share issue costs) at
approximately $1.50 per
share . . . . . . . . . . . .   667,101       67          -           -            -       -     874,577            -     874,644

Subscription receivable
for issued shares . . . . . .         -        -          -           -            -       -     (15,000)           -     (15,000)
Common stock
subscribed, not issued. . . .         -        -     60,000      90,000            -       -           -            -      90,000

Fair value of warrants
issued for share financing
costs . . . . . . . . . . . .         -        -          -           -            -       -      32,556            -      32,556

Issue of common stock for
property and equipment. . . .     5,889        1          -           -            -       -      11,188            -      11,189
Dilution gain on shares
issued by investee. . . . . .         -        -          -           -            -       -      53,635            -      53,635

Fair value of options and
warrants issued to
promissory note holders . . .         -        -          -           -            -       -     885,427            -     885,427

Fair value of beneficial
conversion feature of
promissory note issued. . . .         -        -          -           -            -       -     534,288            -     534,288

Loss for the period . . . . .         -        -          -           -            -       -           -  (15,368,941)(15,368,941)
-----------------------------------------------------------------------------------------------------------------------------------

PERIOD  FROM  INCEPTION  ON  SEPTEMBER  19,  1994  TO  SEPTEMBER  30,  2003
---------------------------------------------------------------------------
                                                                                                              DEFICIT
                                   COMMON SHARES         COMMON SHARE        PREFERRED SHARES               ACCUMULATED     TOTAL
                              ----------------------    SUBSCRIPTIONS       ------------------ ADDITIONAL      DURING       STOCK-
                                NUMBER                 ---------------        NUMBER            PAID-IN     DEVELOPMENT    HOLDERS'
                              OF SHARES      AMOUNT    NUMBER    AMOUNT     OF SHARES   AMOUNT  CAPITAL        STAGE        EQUITY
                             -----------   ---------  -------  ----------  -----------  ------ ----------   -----------   ---------
                                               $                   $                      $        $             $            $
Balance, December 31,
2001. . . . . . . . . . . . .19,944,832    1,994    110,000     181,250      176,562      18  34,407,044  (24,929,563)  9,660,743

Issue of common stock
previously subscribed for . .   110,000       11   (110,000)   (181,250)           -       -     181,239            -           -

Issue of common stock for
cash (net of cash share
issue costs of $104,958
and non-cash of
147,826) at approximately
$1.19 per share . . . . . . .   823,786       82    447,128     277,750            -       -     449,946            -     727,778

Issue of common stock on
conversion of convertible
preferred shares. . . . . . .   112,000       12          -           -     (112,000)    (12)         -             -           -

Issue of common stock for
services provided and
settlement of accounts
payable and accrued
liabilities . . . . . . . . .   498,377       50          -           -            -       -     556,028            -     556,078

Issuance of common
stock for settlement of
debt and accrued interest . . 3,243,047      324          -           -            -       -   1,621,199            -   1,621,523

Stock options exercised . . .    36,097        3                                                  38,200                   38,203

Fair value of options and
warrants issued to
promissory note holders . . .         -        -          -           -            -       -      76,815            -      76,815

Fair value of beneficial
conversion feature of
promissory note . . . . . . .         -        -          -           -            -       -      31,037            -      31,037

Extinguishment of stock
appreciation rights plan. . .         -        -          -           -            -       -     632,066            -     632,066

Fair value of stock options
issued to consultants . . . .         -        -          -           -            -       -      11,737            -      11,737

Fair value of warrants
issued for share financing
costs . . . . . . . . . . . .         -        -          -           -            -       -     147,826            -     147,826

Loss for the period . . . . .         -        -          -           -            -       -           -   (5,923,031) (5,923,301)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31,
2002. . . . . . . . . . . . .24,768,139    2,476    447,128     277,750       64,562       6  38,153,137  (30,852,864)  7,580,505

Issue of common stock
previously subscribed for . .   447,128       45   (447,128)   (277,750)           -       -     277,705            -           -

Issue of common stock for
cash during three months
ended March 31, 2003
(net of cash share issue
costs of $38,552 and non-
cash of $36,281) at
approximately $0.19 per share   226,711       23          -           -            -       -      43,946            -      43,969

Issue of common stock for
services provided and
settlement of accounts
payable and accrued
liabilities during three
months ended March 31,
2003. . . . . . . . . . . . .   568,317       57          -           -            -       -     360,753            -     360,810

PERIOD  FROM  INCEPTION  ON  SEPTEMBER  19,  1994  TO  SEPTEMBER  30,  2003
---------------------------------------------------------------------------
                                                                                                              DEFICIT
                                   COMMON SHARES         COMMON SHARE        PREFERRED SHARES               ACCUMULATED     TOTAL
                              ----------------------    SUBSCRIPTIONS       ------------------ ADDITIONAL      DURING       STOCK-
                                NUMBER                 ---------------        NUMBER            PAID-IN     DEVELOPMENT    HOLDERS'
                              OF SHARES      AMOUNT    NUMBER    AMOUNT     OF SHARES   AMOUNT  CAPITAL        STAGE        EQUITY
                             -----------   ---------  -------  ----------  -----------  ------ ----------   -----------   ---------
                                               $                   $                      $        $             $            $
Common share
subscriptions (net of cash
share issue costs of $18,908
and non-cash of $25,279 at
approximately $0.30 per share        --       --    450,000     135,813            -       -          --            -     135,813

Fair value of beneficial
conversion feature of
promissory notes. . . . . . .        --       --          -           -            -       -      24,530            -      24,530

Issuance of common
stock previously
subscribed for. . . . . . . .   450,000       45   (450,000)   (135,813)           -       -     135,768            -           -

Issuance of common
stock for cash during the
three months ended September
30, 2003 (net of cash share
issue costs of $7,500 and
non-cash of $6,875) at
approximately $0.40 per
share . . . . . . . . . . . .   125,000       12          -           -            -       -      35,613            -      35,625

Issuance of common
stock for services
provided and settlement
of debt and accounts
payable and accrued
liability during the three
months ended September 30,
2003. . . . . . . . . . . . .   288,462       29          -           -            -       -     185,275            -     185,304

Common share subscriptions. .         -        -    338,900     170,260            -       -           -            -     170,260

Issuance of common
stock previously
subscribed for. . . . . . . .   338,900       34   (338,900)   (170,260)           -       -     170,226            -           -

Issuance of common stock
for cash net of cash share
issue costs of $67,300 -
cash, $13,824 - non-cash) at
approximately $0.40 per
share . . . . . . . . . . . .   877,500       88          -          -             -       -     269,699           -      269,787

Issuance of common stock
for  services  provided
and settlement of debt and
accounts payable and accrued
liabilities . . . . . . . . .   315,146       32          -          -             -       -     178,388           -      178,420

Fair  value  of  beneficial
conversion feature of
promissory notes. . . . . . .        -         -          -          -             -       -      26,318           -       26,318

Employee  stock  option
compensation expense  of
option re-pricing . . . . . .        -         -          -          -             -       -      75,500           -       75,500

Common share subscriptions
(for cash proceeds of
$114,000) at approximately
$0.40 per share . . . . . . .        -         -    302,000    125,560             -       -           -           -      125,560

Employee stock option
compensation expense of
option re-pricing (Note 6). .        --       --          -           -            -       -     254,250            -     254,250

Loss for the period . . . . .         -        -          -           -            -       -           -   (3,344,159) (3,344,159)

-----------------------------------------------------------------------------------------------------------------------------------

Balance, September 30, 2003 .28,405,303  $ 2,841    302,000   $ 125,560       64,562   $   6 $40,191,108 $(34,197,023) $6,122,492
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


                                                                                                TOTAL FROM
                                                                                                 INCEPTION,
                                                                                               SEPTEMBER 19,
                                                                                                1994) TO
                                                                                               SEPTEMBER 30,
FOR THE NINE MONTHS ENDED SEPTEMBER 30,                               2003          2002           2003
----------------------------------------------------------------  ------------  ------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(3,344,159)  $(6,050,303)  $ (33,842,288)
Items not affecting cash:
Amortization . . . . . . . . . . . . . . . . . . . . . . . . . .    1,412,340     1,422,500       3,527,828
Equity in loss of Biomedical Diagnostics LLC . . . . . . . . . .            -             -       3,357,253
Equity in loss of Biotherapies, Inc. . . . . . . . . . . . . . .            -     2,122,373       5,437,610
Equity in loss of Prion Developmental Laboratories, Inc. . . . .            -             -       2,436,553
In-process research and development. . . . . . . . . . . . . . .            -             -         750,000
Stock compensation and shares for services . . . . . . . . . . .      683,681        11,737       5,064,535
Stock appreciation rights plan . . . . . . . . . . . . . . . . .            -             -          29,230
Deemed discount amortization on promissory notes . . . . . . . .      251,973       500,838       2,839,899
Gain on debt settlement. . . . . . . . . . . . . . . . . . . . .     (501,189)      163,831        (864,104)
Changes in operating assets and liabilities:
Amounts and other receivables. . . . . . . . . . . . . . . . . .       (2,868)       15,687          (5,604)
Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . .            -         7,000         (49,429)
Due from related party . . . . . . . . . . . . . . . . . . . . .       51,906             -          51,906
  Accounts payable and accrued liabilities . . . . . . . . . . .      779,800       847,998       5,352,882
----------------------------------------------------------------  ------------  ------------  --------------
                                                                     (668,516)     (958,339)     (5,913,729)
                                                                  ------------  ------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures on property and equipment . . . . . . . . .       (4,883)       (1,773)       (120,741)
Purchase of shares of Biotherapies Inc.. . . . . . . . . . . . .            -             -      (2,643,976)
Investment in Prion Developmental Laboratories, Inc. . . . . . .            -             -      (2,436,553)
Investment in Biomedical Diagnostics LLC . . . . . . . . . . . .            -             -      (3,000,000)
Investment in I.D. Certify, Inc. . . . . . . . . . . . . . . . .            -             -        (800,160)
Acquisition of Biomedical Diagnostics, LLC, net of cash acquired            -             -      (2,696,756)
Cash acquired on consolidation . . . . . . . . . . . . . . . . .            -             -           8,617
Deposit on future acquisitions . . . . . . . . . . . . . . . . .            -             -         (50,000)
  Purchase of short-term investments . . . . . . . . . . . . . .      (54,911)            -        (421,911)
  Redemption of short-term investments . . . . . . . . . . . . .            -             -         367,000
  Increase in due from related party . . . . . . . . . . . . . .            -             -         (51,906)
  Promissory note receivable . . . . . . . . . . . . . . . . . .            -       (50,000)              -
----------------------------------------------------------------  ------------  ------------  --------------
                                                                      (59,794)      (51,773)    (11,846,386)
                                                                  ------------  ------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of share purchase warrants. . . . . . . . . . . . . . .            -             -          63,000
Exercise of stock options. . . . . . . . . . . . . . . . . . . .            -        38,200         385,803
Issuance of promissory notes . . . . . . . . . . . . . . . . . .       21,681       579,998       5,684,428
Repayment of promissory notes. . . . . . . . . . . . . . . . . .            -             -        (600,000)
Common stock issued and subscriptions for cash . . . . . . . . .      792,341       409,799       6,578,545
  Preferred stock issued for cash. . . . . . . . . . . . . . . .            -             -       5,565,911
----------------------------------------------------------------  ------------  ------------  --------------
                                                                      814,022     1,022,997      17,857,687
                                                                  ------------  ------------  --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS . . . . . .       85,712        12,885          97,572
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD . . . . . . . . .       11,860         7,293               -
----------------------------------------------------------------  ------------  ------------  --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD . . . . . . . . . . . .  $    97,572   $    20,178   $      97,572
================================================================  ============  ============  ==============


The  accompanying  notes  are  an  integral  part of these financial statements.


GENESIS  BIOVENTURES,  INC.
(a  New  York  Corporation)
(a  development  stage  company)
STATEMENT  OF  CASH  FLOWS
(Unaudited)
(Expressed  in  United  States  dollars)

                                                                                                 TOTAL FROM
                                                                                                  INCEPTION,
                                                                                                SEPTEMBER 19,
                                                                                                 1994) TO
                                                                                                SEPTEMBER 30,
FOR THE NINE MONTHS ENDED SEPTEMBER 30,                                     2003       2002          2003
------------------------------------------------------------------------  --------  ----------  -------------
      RESTATED

SUPPLEMENTAL DISCLOSURE:
Cash paid for:
   Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      -  $        -  $           -
   Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       752         209        288,085
Non-cash activities
   Common stock issued to settle or upon conversion of promissory notes
     payable and settle accounts payable and accrued liabilities . . . .   305,177   1,788,001      8,390,255
   Common stock issued for shares of Biotherapies Inc. and patents . . .         -           -      4,570,700
   Discounts and beneficial conversion feature on promissory notes . . .   251,973           -      2,677,094
   Deemed dividends on preferred shares. . . . . . . . . . . . . . . . .         -           -        354,735
   Common stock issued on conversion of preferred shares . . . . . . . .         -           -            194
   Contribution to BioMedical Diagnostics, LLC of rights acquired. . . .         -           -      2,680,860
   Issuance of common stock and warrants for share financing services. .    82,259           -        387,451
   Issuance of common stock on acquisition . . . . . . . . . . . . . . .         -           -      1,680,000
   Shares issued as consideration for acquisition of 50% interest in LLC         -           -      4,719,930
   Subscription receivable for issued common shares. . . . . . . . . . .         -           -         15,000
   Common stock issued for fixed assets. . . . . . . . . . . . . . . . .         -           -         11,189
   Extinguishment of stock appreciation rights plan. . . . . . . . . . .         -           -        632,066
   Stock option exercise price paid through settlement of accounts
     payable and accrued liabilities . . . . . . . . . . . . . . . . . .         -      38,204         38,204
   Common stock issued for subscriptions paid for in prior period. . . .   588,510     241,250        915,074
   Debt issued to settle accounts payable and accrued liabilities. . . .    60,000           -         60,000


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

The Company's future operations are dependent upon the Company's ability to obtain third party financing in the form of debt and equity, it's ability to remain compliant with its medical technology license agreement with the University of Michigan, complete the proposal merger transaction (note 4(a)(i) and ultimately to generate future profitable operations and income from its equity investments and realize benefits from its medical technology licenses. Furthermore, the Company's equity investments may require additional funding from the Company to continue research and development and other operating activities. To September 30, 2003, the Company is considered to be in the development stage as the Company has not generated revenues. The Company has experienced negative cash flow from operations and as at April 6, 2004 is in default of promissory note obligations totaling $20,000. The Company had a working capital deficiency of $3,330,661. The Company does not have sufficient working capital to sustain operations until the end of the year and is in immediate need of cash financing. The Company is currently looking to secure additional funds through future debt or equity financings. Such financings may be not available or may not be available on reasonable terms. Subsequent to September 30, 2003 to April 6, 2004, the Company completed a $2,315,000 financing which includes convertible notes and share purchase warrants (note 9). If the Company is unable to obtain required financing, it may have to reduce or cease operations or liquidate certain assets.

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

                          Three months ended           Nine months ended      Period from September
                             September 30,               September 30          19, 1994 (Inception)
                           2003         2002          2003          2002      to September 30, 2003
---------------------------------------------------------------------------------------------------

Net loss as reported .  $(527,892)  $(2,189,600)  $(3,344,159)  $(6,050,303)  $(33,842,289)

Add: Stock-based . . .  $  75,500             -   $   329,750             -   $    329,750
employee compensation
included in reported
net loss

Deduct: Total stock- .  $       -   $         -   $  (148,353)  $  (228,642)  $ (1,383,030)
based employee
compensation expense
determined under fair
value method

Pro forma. . . . . . .  $(452,392)  $(2,189,600)  $(3,162,762)  $(6,278,945)  $(34,895,569)

Basic and diluted loss
per share:
- As reported. . . . .  $   (0.02)  $     (0.09)  $     (0.13)  $     (0.29)  $      (3.72)
- Pro forma. . . . . .  $   (0.02)  $     (0.09)  $     (0.12)  $     (0.30)  $      (3.83)


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

The proposed merger is still subject to certain contingencies, including a regulatory review by the SEC, the approval of the shareholders of both companies, and the successful completion of a second round of merger-related equity financing, for which a minimum of $6 million ("Take-Out Financing") must be raised. The merger with Corgenix should also allow the Company to manufacture, market and distribute product utilizing Corgenix resources rather than having to outsource those services to other companies.

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

     On May 13, 2003, the Company signed a License Agreement with the University of Michigan for the exclusive rights to the mammastatin technology. The terms of the Agreement were amended to requires license issue fees of $155,000 to be paid on or before February 29, 2004. The full amount was paid in March 2004. Other requirements include royalty fees of 3% to 5% of revenues generated and 20% of revenues not based on Net Sales, annual license maintenance fees of $25,000 to $100,000 and milestone payments on meeting certain significant development targets. In addition, the Company met certain commercialization and research and development requirements within five months of signing the Agreement as required. The University of Michigan has been notified that these requirements have been met. Failure of the Company to meet any payment allows the University of Michigan to terminate the agreement, if not cured under the terms of the Agreement.

     If the Agreement is ultimately terminated and the Company's access to the mammastatin technology is not re-established through a revised agreement or otherwise, the Company will likely be required to recognize an impairment in value in its medical technology licenses which totals 9,341,281 as at September 30, 2003.

(c)     Legal  Proceedings

     On November 1, 2001, a Statement of Claim was filed in the Supreme Court of British Columbia against the Company and a director of the Company seeking payment of 500,000 common shares of the Company for consulting services performed by an outside consultant. The plaintiff is seeking specific performance of the agreement or damages in lieu of specific performance. Subsequent to September 30, 2003, 200,000 common shares were issued to the former employees to settle the claim. These shares were issued by the Company, but are held in trust and were released on April 20, 2004.

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

     In 2003, Efoora, Inc. ("Efoora"), the parent company of Prion Development Laboratories ("PDL"), an equity investment of the Company, alleged that certain promises had been made by one of the Company's directors with respect to a $250,000 loan to be provided to PDL. Efoora has claimed that a failure to fulfill those promises required a reduction of the Company's interests in PDL, or exchange of those interests for additional interests in Efoora. The Company does not believe it has any liability with respect to any additional dollar amount to PDL, nor that it is required to exchange its PDL shares for Efoora shares. The Company initiated an arbitration in British Columbia regarding these disputes. As of April 6, 2004, Efoora has verbally agreed to not pursue the claim and the Company is awaiting receipt of a final release of all claims from Efoora.

In March 2003, Biotherapies notified the Company that it was terminating the MSA agreement, and has provided notice to the Company concerning such purported termination. Biotherapies claims rights to certain improvements to the technology, separate from the University of Michigan license. To date, neither the Company nor its patent counsel has found any evidence that leads them to believe that any such improvements exist. The Company's ability to maintain the development of the technology is subject to its ability to retain the license to the MSA technology with the University of Michigan ("UOM") by fully complying with the terms of its license agreement with the UOM, and its ability to defend against these stated Biotherapies claims to ownership of improvements to the technology.

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

As at April 6, 2004, a loan with a principal balance of $20,000 was in default. The lender has not demanded repayment. Discounts on related party promissory notes amortized to interest expense during the nine months ended September 30, 2003 totaled $251,973 (2002 - nil).

As of October 1, 2003 there were outstanding liabilities of approximately $3.4 million. The Company anticipates being able to satisfy approximately one half of such debt with non-cash alternatives, and to secure the consent to defer most of the balance of such indebtedness until the Company's completion of the Take Out Financing. The Company has identified and had preliminary discussions with creditors holding approximately half of such debt. Some of such creditors have indicated a willingness to convert debt to common shares of the Company; others have indicated a willingness to defer balances to a later date, and others have indicated a willingness to engage in further discussions based upon the successful conclusion of this offering. If the Company cannot successfully reach agreements with its creditors, it will be forced to seek other alternatives or additional financing.

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

The Company received net cash proceeds of $77,200 as subscription proceeds for 186,280 common shares. The Company also approved the issuance of 110,620 common shares to settle debt and promissory notes totaling $66,185 and the issuance of 42,000 common shares for services valued at $29,350. The common shares were issued subsequent to June 30, 2003. In addition, the Company approved and issued 152,710 shares for services rendered and 200,000 shares for cash proceeds of $80,000 subsequent to June 30, 2003.

During the quarter ended September 30, 2003, the Company issued 168,710 common shares to settle accounts payable and accrued liabilities of $90,690 and 107,620 common shares on conversion of a $20,000 note payable and $25,200 of accounts payable and accrued liabilities.
During the quarter ended September 30, 2003, the Company issued 38,816 for services valued at $23,000.

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

8.     GAIN  ON  DEBT  SETTLEMENTS

During the quarter ended September 30, 2003, certain of the Company's officers, employees and suppliers forgave unpaid wages and other amounts totaling $489,905.

9.     SUBSEQUENT  EVENT

On March 12 and March 19, 2004, the Company received gross proceeds in excess of $2,300,000 on the sale of certain securities (the "Bridge Securities") through a private placement. The securities sold are (i) convertible notes carrying interest at the rate of 10% per annum due in 13 months from issuance, and (ii) five year warrants to purchase additional common shares of the Company's stock. Each note is accompanied by warrants to purchase an additional 500 shares for each $1,000 of face amounts of notes purchased. The convertible notes are repayable at the earlier of (i) within 10 business days following the closing of the Take-Out Financing (note 4(a)(i)) or (ii) at maturity, at 110% of the principal amount plus accrued interest, increasing to 115% of the principal amount if a registration statement is not yet effective. The interest on the convertible notes are payable in cash or common shares of the Company, at the option of the Company. The Company is obligated to file a registration statement with respect to the common stock underlying the Bridge Securities by April 30, 2004, and to cause it to become effective as promptly as practical.

Subsequent to September 30, 2003 and to December 31, 2003, the Company issued 90,000 common shares and subscriptions for 150,000 common shares for proceeds of approximately $100,000. The Company also issued approximately 270,000 shares for non-employee services and debt repayments.

10.    FUTURE  PRONOUNCEMENTS

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

     On May 13, 2003, the Company signed a License Agreement with the University of Michigan for the exclusive rights to the mammastatin technology. The terms of the Agreement were amended to requires license issue fees of $155,000 to be paid on or before February 29, 2004. The full amount was paid in March 2004. Other requirements include royalty fees of 3% to 5% of revenues generated and 20% of revenues not based on Net Sales, annual license maintenance fees of $25,000 to $100,000 and milestone payments on meeting certain significant development targets. In addition, the Company met certain commercialization and research and development requirements within five months of signing the Agreement as required. The University of Michigan has been notified that these requirements have been met. Failure of the Company to meet any payment allows the University of Michigan to terminate the agreement, if not cured under the terms of the Agreement.

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

The proposed merger is still subject to certain contingencies, including a regulatory review by the SEC, the approval of the shareholders of both companies, and the successful completion of a second round of merger-related equity financing, for which a minimum of $6 million ("Take-Out Financing") must be raised. The merger with Corgenix should also allow the Company to manufacture, market and distribute product utilizing Corgenix resources rather than having to outsource those services to other companies.

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

LIMITED  PROCEEDS  FROM  BRIDGE  OFFERING

A bridge offering in excess of $2 million has been completed subsequent to September 30, 2003. The proceeds from this offering will not be sufficient to meet the long term objectives of the Company set forth herein. This financing is intended solely to bridge the Company's immediate financial needs to completion of the merger with Corgenix. The long term financing requirements are expected to be met by Take-Out Financing.

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

ADEQUATE  REIMBURSEMENT  /  LEGISLATIVE  INITIATIVES

The continuing efforts of government and insurance companies, health maintenance organizations and other payers of healthcare costs to contain or reduce costs of health care may affect the Company's future revenues and profitability, and the future revenues and profitability of its potential customers, suppliers and collaborative partners and the availability of capital.

The Company's ability to commercialize its products may depend in part on the extent to which appropriate reimbursement levels for the cost of its products and related treatment are obtained by governmental authorities, private health insurers and other organizations, such as HMOs. The cost containment measures that health care payers and providers are instituting and the effect of any health care reform could materially harm the ability to introduce new diagnostics unless they are at a lower cost than existing methodologies.

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

Physicians, patients, payers or the medical community in general may be unwilling to accept, utilize or recommend any of the Company's products even if the Company is able to obtain regulatory approval.

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

Management and consulting fees decreased by $130,506 for the nine months ended September 30, 2003 compared to September 30, 2002 due to a reduction in overall consulting services contracted by the Company due to limited resources.

Rent and occupancy costs decreased by $22,875 for the nine months ended September 30, 2003 compared to September 30, 2002 as a result of the sub-lease of previously vacant office space.

Salaries and benefits increased by $422,134 for the nine months ended September 30, 2003 compared to September 30, 2002 reflecting additional stock-based employee compensation expense of $329,750 from the application of variable accounting after the repricing of stock options issued to officers, director and employees.

Research and development expenses decreased by $64,734 for the nine months ended September 30, 2003 compared to September 30, 2002 reflecting the reduced activity during the re-negotiation of the technology license with the University of Michigan.

Interest and bank charges incurred and amortized, decreased by $408,480 for the nine months ended September 30, 2003 due to a decrease in the beneficial conversion features and discounts related to equity instruments issued along with promissory notes. The fair value of the equity instruments issued along with promissory notes is amortized to interest expense over the term to maturity of the promissory notes.

Equity in loss of investments decreased by $2,122,373 for the nine months ended September 30, 2003 compared to September 30, 2002. In 2002, the Company wrote-down its investment in Biotherapies Inc. and as a consequence, no longer records an equity loss in Biotherapies' operating results.

Loss per share was $(0.13) for the nine months ended September 30, 2003 compared to $(0.29) for the nine months ending September 30, 2002. The decrease in loss per share is due to the decreased loss during the period and the increased weighted average number of shares outstanding. The weighted average number of shares outstanding for the nine months ended September 30, 2003 was 26,646,167 compared to 21,219,252 for the nine months ended September 30, 2002.

The Company's total assets as at September 30, 2003 was $9,559,229 compared to total assets of $11,025,497 as at December 31, 2002, substantially all of which represents the carrying value of medical technology. The decrease in the Company's total assets during the nine months is due primarily to the amortization of the Company's medical technology licenses totaling $1,355,991.

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

For the quarter ended September 30, 2003, the Company incurred a loss of $527,892 compared to $2,189,600 for the three months ended September 30, 2002, a decrease of $1,661,708. The decrease in the loss is due to decreases in the Company's equity share of losses in Biotherapies Inc. of $988,640, a decrease in interest expenses of $29,743, an increase in investor related stock-based compensation of $25,370, an increase in salaries and benefits of $197,605, of which 75,500 was due to variable stock-based compensation, and an increase in gain on settlement of debts of $706,759.

Legal  and  accounting  fees  decreased   from  $74,658  to  $38,661  which   is
attributable to decreased legal fees due to the decrease in active legal matters.

Management and consulting fees decreased from $55,200 during the three months ended September 30, 2002 to a recovery of $25,038 for the three months ended September 30, 2003 due to the reversal of a provision for services that were not rendered.

Interest and bank charges decreased from $90,680 during the three months ended September 30, 2002 to $60,937 which is attributable to penalties paid in 2002 on a loan from Biotherapies. Loan was settled at the end of 2002.

LIQUIDITY  AND  CAPITAL  RESOURCES

Cash flows used in operating activities totaled $668,516 for the nine months ended September 30, 2003 compared to $958,339 for the nine months ended September 30, 2002.

The Company expects to incur substantial losses for the current fiscal year, primarily due to the operation of Biomedical Diagnostics LLC and costs of maintaining a public entity. The Company expects the LLC to incur substantial research and development, sales, marketing and other expenses. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial.

The Company's short-term funding requirements are currently being met through private placements and short-term convertible promissory notes. The majority of the promissory notes are placed with a significant shareholder of the Company. There can be no guarantee that the shareholder will continue to lend funds or that any other lender will provide short-term funds.

A bridge financing of in excess of $2 million was completed subsequent to September 30, 2003. This financing is intended solely to bridge the Company's immediate financial needs to completion of the merger with Corgenix. The long term financing requirements are expected to be met by Take-Out Financing of $6 million within approximately six months. There can be no assurance that the funding will be completed.

A summary of the Company's financial commitments by fiscal year are set out below:

                                      PAYMENTS DUE BY PERIOD
                                                LESS  THAN  1
CONTRACTUAL  OBLIGATIONS               TOTAL        YEAR       1  -  3  YEARS   4 - 5 YEARS  AFTER  5  YEARS
------------------------------------------------------------------------------------------------------------
Short-term  debt                    $1,060,490  $   1,060,490  $            -   $         -  $             -
Operating  leases                       76,354         69,885           4,566         1,903                -
------------------------------------------------------------------------------------------------------------
Total contractual cash obligations  $1,136,844  $   1,130,375  $        4,566   $     1,903  $             -
============================================================================================================

As of September 30, 2003, the Company had cash on hand of approximately $97,572 and a working capital deficiency of $3,330,661. In the opinion of management, cash on hand is not sufficient to meet current requirements.

As of April 6, 2004 the Company is in default on $20,000 of its promissory notes. If the Company is not able to make required payments on outstanding promissory notes and lenders demand payment, the Company may be required to reduce or cease operations or liquidate certain assets.

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

PART  II

ITEM  1.    LEGAL  PROCEEDINGS

On November 1, 2001, a Statement of Claim was filed in the Supreme Court of British Columbia against the Company and a director of the Company seeking payment of 500,000 common shares of the Company for consulting services performed by an outside consultant. The plaintiff is seeking specific performance of the agreement or damages in lieu of specific performance. Subsequent to September 30, 2003, 200,000 common shares were issued to the former employee to settle the claim. These shares were issued by the Company, but are held in trust and were released on April 20, 2004.

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

In 2003, Efoora, Inc. ("Efoora"), the parent company of Prion Development Laboratories ("PDL"), an equity investment of the Company, alleged that certain promises had been made by one of the Company's directors with respect to a $250,000 loan to be provided to PDL. Efoora has claimed that a failure to fulfill those promises required a reduction of the Company's interests in PDL, or exchange of those interests for additional interests in Efoora. The Company does not believe it has any liability with respect to any additional dollar amount to PDL, nor that it is required to exchange its PDL shares for Efoora shares. The Company initiated an arbitration in British Columbia regarding these disputes. As of April 6, 2004, Efoora has verbally agreed to not pursue the claim and the Company is awaiting receipt of a final release of all claims from Efoora.

In March 2003, Biotherapies notified the Company that it was terminating the MSA agreement, and has provided notice to the Company concerning such purported termination. Biotherapies claims rights to certain improvements to the technology, separate from the University of Michigan license. To date, neither the Company nor its patent counsel has found any evidence that leads them to believe that any such improvements exist. The Company's ability to maintain the development of the technology is subject to its ability to retain the license to the MSA technology with the University of Michigan ("UOM") by fully complying with the terms of its license agreement with the UOM, and its ability to defend against these stated Biotherapies claims to ownership of improvements to the technology.

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

The Company received net cash proceeds of $77,200 as subscription proceeds for 186,280 common shares. The Company also approved the issuance of 135,620 common shares to settle debt and promissory notes totaling $66,185 and the issuance of 42,000 common shares for services valued at $29,350. The common shares were issued subsequent to June 30, 2003.

During the quarter ended September 30, 2003, the Company issued 168,710 common shares to settle accounts payable and accrued liabilities of $90,690 and 107,620 common shares on conversion of a 20,000 note payable and $25,200 of accounts payable and accrued liabilities.

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

ITEM  3.   DEFAULT  UPON  SENIOR  SECURITIES

None

ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

The Company did not hold an Annual Meeting of Stockholders in 2002. The next annual general meeting is currently planned for July 2004.

ITEM  5.   OTHER  INFORMATION

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