Form 10QSB
period 2004-03-31
GENESIS BIOVENTURES INC
filed 2004-05-21
CIK 1084966

UNITED  STATES
                       SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON,  D.C.  20549

                                   FORM  10QSB

[X]     QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT  OF  1934

          FOR  THE  QUARTERLY  PERIOD  ENDED  MARCH  31,  2004
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

                   CLASS                    OUTSTANDING  AT  MAY  5,  2004

     COMMON  STOCK,  PAR  VALUE  $0.0001                 29,779,616

                                TABLE  OF  CONTENTS

                                                                           PAGE

PART  I  -  FINANCIAL  INFORMATION
  ITEM  1  FINANCIAL  STATEMENTS                                               3
  ITEM  2  MANAGEMENT'S  DISCUSSION AND ANALYSIS                              18
  ITEM  3  DESCRIPTION  OF  PROPERTIES                                        32
  ITEM  4  CONTROLS  AND PROCEDURES                                           35

PART  II  -  OTHER  INFORMATION
  ITEM  1  LEGAL  PROCEEDINGS                                                 36
  ITEM  2  CHANGES  IN SECURITIES                                             36
  ITEM  3  DEFAULT  UPON SENIOR SECURITIES                                    37
  ITEM  4  SUBMISSION  OF MATTERS TO A VOTE OF SECURITY HOLDERS               37
  ITEM  5  EXHIBITS  AND REPORTS ON FORM 8-K                                  37

SIGNATURES                                                                    38


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

ITEM  1.  FINANCIAL  STATEMENTS
GENESIS  BIOVENTURES,  INC.
(a  New  York  Corporation)
(a  development  stage  company)
BALANCE  SHEETS
(Unaudited)
(Expressed  in  United  States  dollars)


                                                                      MARCH 31,     DECEMBER 31,
                                                                        2004            2003
                                                                    -------------  --------------
                                                                     (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . .  $    497,656   $       9,070
  Short-term investments . . . . . . . . . . . . . . . . . . . . .        74,511          74,511
  Accounts and other receivables . . . . . . . . . . . . . . . . .         6,243           6,424
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . .             -           2,900
------------------------------------------------------------------  -------------  --------------

Total current assets . . . . . . . . . . . . . . . . . . . . . . .       578,410          92,905

Loan receivable (Note 4(a)). . . . . . . . . . . . . . . . . . . .       500,000               -

Property and equipment, net. . . . . . . . . . . . . . . . . . . .        30,832          45,399

Deferred financial costs (Note 5). . . . . . . . . . . . . . . . .       724,533               -

Medical technology license, net. . . . . . . . . . . . . . . . . .     8,437,287       8,889,284
------------------------------------------------------------------  -------------  --------------
Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 10,271,062   $   9,027,588
==================================================================  =============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities . . . . . . . . . . . .  $  1,817,570   $   2,393,067
  Accounts payable and accrued liabilities, related parties. . . .       228,366         227,193
  Promissory notes payable, related parties (Note 5) . . . . . . .       709,947         712,181
  Promissory notes payable (Note 5). . . . . . . . . . . . . . . .        20,000         348,309
------------------------------------------------------------------  -------------  --------------
Total current liabilities. . . . . . . . . . . . . . . . . . . . .     2,775,883       3,680,750

Promissory notes payable (Note 5). . . . . . . . . . . . . . . . .     1,067,219               -

STOCKHOLDERS' EQUITY:
Preferred stock, $.0001 par value:
  Authorized 100,000,000 shares;
  Issued: March 31, 2004 - 63,562 (December 2003 - 63,562) . . . .             6               6
Common stock, $.0001 par value:
  Authorized 100,000,000 shares;
  Issued: March 31, 2004 - 29,779,616 (December 2003 - 29,068,768)         2,978           2,907
Common share subscription. . . . . . . . . . . . . . . . . . . . .             -          60,000
Additional paid-in capital . . . . . . . . . . . . . . . . . . . .    42,965,019      40,679,575
Deficit accumulated during the development stage . . . . . . . . .   (36,540,043)    (35,395,650)
------------------------------------------------------------------  -------------  --------------
Total stockholders' equity . . . . . . . . . . . . . . . . . . . .     6,427,960       5,346,838
------------------------------------------------------------------  -------------  --------------
Total liabilities and stockholders' equity . . . . . . . . . . . .  $ 10,271,062   $   9,027,588
==================================================================  =============  ==============

Future  operations  (Note  1)
Commitments  and  contingencies  (Note  4)

The  accompanying  notes  are  an  integral  part of these financial statements.

GENESIS  BIOVENTURES,  INC.
(a  New  York  Corporation)
(a  development  stage  company)
STATEMENT  OF  OPERATIONS
(Unaudited)
(Expressed  in  United  States  dollars)

                                                                                                   TOTAL FROM
                                                                                                   INCEPTION
                                                                                                 (SEPTEMBER 19,
                                                                      FOR THE THREE MONTHS          1994) TO
                                                                         ENDED MARCH 31,           MARCH 31,
                                                                       2004            2003           2004
---------------------------------------------------------------  ----------------  ------------  -------------

REVENUE . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $             -   $         -   $          -
---------------------------------------------------------------  ----------------  ------------  -------------

EXPENSES:

  Amortization. . . . . . . . . . . . . . . . . . . . . . . . .          467,257       474,470      4,463,060
  Loss on foreign exchange. . . . . . . . . . . . . . . . . . .           15,460        20,923        173,976
  Investor relations:
     Stock-based compensation . . . . . . . . . . . . . . . . .          218,021       244,461      1,427,531
     Incurred . . . . . . . . . . . . . . . . . . . . . . . . .                -        45,245        980,713
  Legal and accounting. . . . . . . . . . . . . . . . . . . . .           26,082        52,423      2,052,029
  Listing and share transfer fees . . . . . . . . . . . . . . .           39,953        41,764        401,592
  Management and consulting fees:
     Stock-based compensation . . . . . . . . . . . . . . . . .                -             -      4,777,068
     Incurred . . . . . . . . . . . . . . . . . . . . . . . . .                -        33,422      2,043,814
  Office and miscellaneous. . . . . . . . . . . . . . . . . . .            4,958        60,057        427,109
  Rent and occupancy costs. . . . . . . . . . . . . . . . . . .           25,409        13,870        617,713
  Salaries and benefits:
     Stock-based compensation . . . . . . . . . . . . . . . . .          (73,500)            -        315,050
   Incurred . . . . . . . . . . . . . . . . . . . . . . . . . .          111,347       111,358      1,398,807
  Telephone . . . . . . . . . . . . . . . . . . . . . . . . . .            3,783         3,972        126,177
  Travel and promotion. . . . . . . . . . . . . . . . . . . . .           11,748        11,219      1,136,806
  In-process research and development . . . . . . . . . . . . .                -             -        750,000
  Research and development. . . . . . . . . . . . . . . . . . .           73,911        88,759        981,210
  Royalty fees. . . . . . . . . . . . . . . . . . . . . . . . .                -             -        100,291
---------------------------------------------------------------  ----------------  ------------  -------------
                                                                         924,429     1,201,943     22,172,946
---------------------------------------------------------------  ----------------  ------------  -------------

LOSS BEFORE OTHER ITEMS:. . . . . . . . . . . . . . . . . . . .         (924,429)   (1,201,943)   (22,172,946)
  Interest income . . . . . . . . . . . . . . . . . . . . . . .                -         1,233         80,419
  Other income. . . . . . . . . . . . . . . . . . . . . . . . .           19,485        30,128        158,559
  Interest and bank charges:
     Incurred . . . . . . . . . . . . . . . . . . . . . . . . .          (57,974)      (59,138)      (960,823)
     Amortization of deemed discount and deferred finance costs         (158,442)     (219,530)    (2,900,172)
  Equity in loss of:
    Prion Developmental Laboratories, Inc.. . . . . . . . . . .                -             -     (2,436,553)
    Biotherapies, Inc.. . . . . . . . . . . . . . . . . . . . .                -             -     (5,437,610)
    Biomedical Diagnostics, LLC . . . . . . . . . . . . . . . .                -             -     (3,357,253)
  Loss on debt settlements. . . . . . . . . . . . . . . . . . .          (23,033)            -        841,071
---------------------------------------------------------------  ----------------  ------------  -------------
NET LOSS. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    (1,144,393)  $(1,449,250)  $(36,185,308)
===============================================================  ================  ============  =============


WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING . . . . . . . . .       29,420,190    25,580,026     10,243,406
===============================================================  ================  ============  =============
BASIC AND FULLY DILUTED LOSS PER COMMON SHARE . . . . . . . . .  $        ( 0.04)  $    ( 0.06)  $     ( 3.57)
===============================================================  ================  ============  =============

The  accompanying  notes  are  an  integral  part of these financial statements.

GENESIS  BIOVENTURES,  INC.
(a  New  York  Corporation)
(a  development  stage  company)
STATEMENT  OF  STOCKHOLDERS'  EQUITY
(Unaudited)
(Expressed  in  United  States  dollars)

MARCH  31,  2004
----------------

                                                                                                       Deficit
                      Common shares          Common share          Preferred shares                  accumulated
                 ----------------------     subscriptions       ---------------------  Additional       during         Total
                     Number              ---------------------     Number                paid-in      development   stockholders'
                   of shares    Amount    Number      Amount     of shares    Amount     capital         stage         equity
                  -----------  --------  ---------  ----------  -----------  --------  ------------  -------------  -------------
                                  $                     $                       $           $              $              $
Issue of common
  stock for
  cash on
  organization
  of the
  Company. . . .   8,816,992     8,817          -           -            -         -             -              -          8,817
Loss for the
  period . . . .           -         -          -           -            -         -             -       (147,192)      (147,192)
                  -----------  --------  ---------  ----------  -----------  --------  ------------  -------------  -------------

Balance,
  December
  31, 1995 . . .   8,816,992     8,817          -           -            -         -             -       (147,192)      (138,375)

Consolidation
  of shares in
  November on
  a 50 for 1
  basis. . . . .  (8,640,456)   (8,799)         -           -            -         -         8,799              -              -
Loss for the
  period . . . .           -         -          -           -            -         -             -       (184,403)      (184,403)
                  -----------  --------  ---------  ----------  -----------  --------  ------------  -------------  -------------

Balance,
  December
  31, 1996 . . .     176,536        18          -           -            -         -         8,799       (331,595)      (322,778)

Issue of common
  stock for
  settlement of
  debt . . . . .   3,000,000       300          -           -            -         -       119,700              -        120,000
Loss for the
  period . . . .           -         -          -           -            -         -             -       (191,118)      (191,118)
                  -----------  --------  ---------  ----------  -----------  --------  ------------  -------------  -------------

Balance,
  December
  31, 1997 . . .   3,176,536       318          -           -            -         -       128,499       (522,713)      (393,896)

Issue of common
  stock for
  settlement of
  debt . . . . .   3,000,000       300          -           -            -         -       347,095              -        347,395
Issue of common
  stock for
  cash . . . . .   1,010,000       101          -           -            -         -       708,736              -        708,837
Loss for the
  period . . . .           -         -          -           -            -         -             -     (1,077,958)    (1,077,958)
                  -----------  --------  ---------  ----------  -----------  --------  ------------  -------------  -------------

Balance,
  December
  31, 1998 . . .   7,186,536       719          -           -            -         -     1,184,330     (1,600,671)      (415,622)

Issue of common
  stock for
  settlement of
  debt . . . . .     872,500        87          -           -            -         -       872,413              -        872,500
Common stock
  returned . . .         (39)        -          -           -            -         -             -              -              -
Issue of common
  stock for
  services . . .      60,000         6          -           -            -         -        59,994              -         60,000
Issue of common
  stock for
  shares of
  Biotherapies
  Incorporated .      60,000         6          -           -            -         -       239,994              -        240,000
Issue of
  preferred
  stock
  for cash
  (net of
  beneficial
  feature) . . .           -         -          -           -    2,000,000       200     5,210,976              -      5,211,176
Fair value of
  Options
  issued to
  consultants. .           -         -          -           -            -         -        81,252              -         81,252

                                                                                                       Deficit
                      Common shares          Common share          Preferred shares                  accumulated
                 ----------------------     subscriptions       ---------------------  Additional       during         Total
                     Number              ---------------------     Number                paid-in      development   stockholders'
                   of shares    Amount    Number      Amount     of shares    Amount     capital         stage         equity
                  -----------  --------  ---------  ----------  -----------  --------  ------------  -------------  -------------
                                  $                     $                       $           $              $              $
Beneficial
  feature of
  preferred
  stock
  issued . . . .           -         -          -           -            -         -       354,735              -        354,735
Deemed
  dividends
  on preferred
  stock. . . . .           -         -          -           -            -         -       232,065       (232,065)             -
Loss for the
  Period . . . .           -         -          -           -            -         -             -     (1,737,210)    (1,737,210)
                  -----------  --------  ---------  ----------  -----------  --------  ------------  -------------  -------------

Balance,
  December
  31, 1999 . . .   8,178,997       818          -           -    2,000,000       200     8,235,759     (3,569,946)     4,666,831

Issue of common
  stock for
  settlement of
  debt . . . . .     240,528        24          -           -            -         -       309,498              -        309,522
Exercise of
  share
  purchase
  warrants
  for cash . . .       9,000         1          -           -            -         -        62,999              -         63,000
Exercise of
  stock options
  for cash . . .      68,500         7          -           -            -         -       129,593              -        129,600
Issue of common
  stock for
  cash (net of
  cash share
  issue costs
  of $214,139
  and non-cash
  of $26,500). .     629,586        63          -           -            -         -     2,058,013              -      2,058,076
Issue of common
  stock for
  financing
  services
  provided . . .       2,000         -          -           -            -         -        26,500              -         26,500
Issue of common
  stock on
  acquisition. .   1,100,000       110          -           -            -         -     4,330,590              -      4,330,700
Issue of
  warrants to
  holders of
  promissory
  notes. . . . .           -         -          -           -            -         -       897,554              -        897,554
Issue of common
  stock on
  conversion of
  convertible
  preferred
  shares . . . .     758,464        76          -           -     (758,464)      (76)            -              -              -
Deemed
  dividends
  on preferred
  stock. . . . .           -         -          -           -            -         -       122,670       (122,670)             -
Fair value of
  options
  issued  to
  employees
  and
  consultants. .           -         -          -           -            -         -       686,448              -        686,448
Common stock
  subscribed,
  not issued . .           -         -    150,001           -            -         -             -              -        150,001
Note receivable
  share
  subscriptions.           -         -   (150,001)          -            -         -             -              -       (150,001)
Loss for the
  period . . . .           -         -          -           -            -         -             -     (5,868,006)    (5,868,006)
                  -----------  --------  ---------  ----------  -----------  --------  ------------  -------------  -------------

Balance,
  December
  31, 2000 . . .  10,987,075     1,099          -           -    1,241,536       124    16,859,624     (9,560,622)     7,300,225

Issue of common
  stock for
  settlement of
  debt and
  accrued
  interest . . .   1,004,605       100          -           -            -         -     1,757,959              -      1,758,059
Issue of common
 stock for
  cash (net of
  $15,001 non-
  cash issue
  costs) . . . .      70,589         7          -           -            -         -       134,994              -        135,001
Issue of common
  stock for
  share
  financing
  services
  provided . . .      21,559         2          -           -            -         -        42,549              -         42,551

                                                                                                       Deficit
                      Common shares          Common share          Preferred shares                  accumulated
                 ----------------------     subscriptions       ---------------------  Additional       during         Total
                     Number              ---------------------     Number                paid-in      development   stockholders'
                   of shares    Amount    Number      Amount     of shares    Amount     capital         stage         equity
                  -----------  --------  ---------  ----------  -----------  --------  ------------  -------------  -------------
                                  $                     $                       $           $              $              $
Issuance of
  common stock
  for cash
  (net of cash
  share issue
  costs of
  $86,515 and
  non-cash
  of $27,550). .     691,000        69          -           -            -         -       957,366              -        957,435
Issue of common
  stock on
  conversion of
  convertible
  preferred
  shares . . . .   1,064,974       106          -           -   (1,064,974)     (106)            -              -              -
Issue of common
  stock on
  settlement of
  debt and
  accrued
  interest . . .   2,000,000       200          -           -            -         -     2,499,800              -      2,500,000
Issue of common
  stock for
  goods and
  services
  provided . . .     111,510        11     50,000      91,250            -         -       237,849              -        329,110
Stock options
  exercised. . .     196,500        20          -           -            -         -       217,980              -        218,000
Shares
  issued to
  Biotherapies,
  Inc. . . . . .     600,000        60          -           -            -         -     1,679,940              -      1,680,000
Fair value of
  options and
  warrants
  issued to
  consultants
  and major
  shareholders
  for
  consulting
  and general
  financing
  services . . .           -         -          -           -            -         -     2,922,628              -      2,922,628
Shares
  issued to
  Biotherapies,
  Inc. . . . . .   2,524,030       252          -           -            -         -     4,719,684              -      4,719,936
Issue of common
  stock for
  cash (net
  of $93,451
  of cash and
  $32,556 of
  non- cash
  share issue
  costs) . . . .     667,101        67          -           -            -         -       874,577              -        874,644
Subscription
  receivable
  for issued
  shares . . . .           -         -          -           -            -         -       (15,000)             -        (15,000)
Common stock
  subscribed,
  not issued . .           -         -     60,000      90,000            -         -             -              -         90,000
Fair value of
  warrants
  issued for
  share
  financing
  costs. . . . .           -         -          -           -            -         -        32,556              -         32,556
Issue of common
  stock for
  property
  and equipment.       5,889         1          -           -            -         -        11,188              -         11,189
Dilution gain
  on shares
  issued
  by investee. .           -         -          -           -            -         -        53,635              -         53,635
Fair value of
  options and
  warrants
  issued to
  promissory
  note holders .           -         -          -           -            -         -       885,427              -        885,427
Fair value of
  beneficial
  conversion
  feature of
  promissory
  note issued. .           -         -          -           -            -         -       534,288              -        534,288
Loss for the
  period . . . .           -         -          -           -            -         -             -    (15,368,941)   (15,368,941)
                  -----------  --------  ---------  ----------  -----------  --------  ------------  -------------  -------------

Balance,
  December
  31, 2001 . . .  19,944,832     1,994    110,000     181,250      176,562        18    34,407,044    (24,929,563)     9,660,743
Issue of common
  stock
  previously
  subscribed
  for. . . . . .     110,000        11   (110,000)   (181,250)           -         -       181,239              -              -

                                                                                                       Deficit
                      Common shares          Common share          Preferred shares                  accumulated
                 ----------------------     subscriptions       ---------------------  Additional       during         Total
                     Number              ---------------------     Number                paid-in      development   stockholders'
                   of shares    Amount    Number      Amount     of shares    Amount     capital         stage         equity
                  -----------  --------  ---------  ----------  -----------  --------  ------------  -------------  -------------
                                  $                     $                       $           $              $              $
Issue of common
  stock for
  cash (net
  of cash
  share issue
  costs of
  $104,958
  and non-cash
 of $147,826). .     823,786        82    447,128     277,750            -         -       449,946              -        727,778

Issue of common
  stock on
  conversion of
  convertible
  preferred
  shares . . . .     112,000        12          -           -     (112,000)      (12)            -              -              -
Issue of common
  stock for
  services
  provided and
  settlement of
  accounts
  payable and
  accrued
  liabilities. .     498,377        50          -           -            -         -       556,028              -        556,078
Issuance of
  common stock
  for
  settlement
  of debt and
  accrued
  interest . . .   3,243,047       324          -           -            -         -     1,621,199              -      1,621,523
Stock options
  exercised. . .      36,097         3          -           -            -         -        38,200              -         38,203
Fair value of
  options and
 warrants
  issued to
  promissory
  note holders .           -         -          -           -            -         -        76,815              -         76,815
Fair value of
  beneficial
  conversion
  feature of
  promissory
  note . . . . .           -         -          -           -            -         -        31,037              -         31,037
Extinguishment
  of stock
  appreciation
  rights plan. .           -         -          -           -            -         -       632,066              -        632,066
Fair value of
  stock options
  issued
  to
  consultants. .           -         -          -           -            -         -        11,737              -         11,737
Fair value of
  warrants
  issued for
  share
  financing
  costs. . . . .           -         -          -           -            -         -       147,826              -        147,826
Loss for the
  period . . . .           -         -          -           -            -         -             -     (5,923,301)    (5,923,301)
                  -----------  --------  ---------  ----------  -----------  --------  ------------  -------------  -------------

Balance,
  December
  31, 2002 . . .  24,768,139     2,476    447,128     277,750       64,562         6    38,153,137    (30,852,864)     7,580,505
Issue of common
  stock
  previously
  subscribed
  for. . . . . .     447,128        45   (447,128)   (277,750)           -         -       277,705              -              -
Issue of common
 stock for
  cash (net
  of cash
  share issue
  costs of
  $174,152 and
  non- cash of
  $240,559). . .   2,410,111       241          -           -            -         -       533,348              -        533,589
Issue of common
  stock on
  conversion
  of
 convertible
  preferred
  shares . . . .       1,000         -          -           -       (1,000)        -             -              -              -
Issue of common
 stock for
  services
  provided and
  settlement of
  accounts
  payable
  and accrued
  liabilities. .   1,442,390       145          -           -            -         -     1,265,823              -      1,265,968
Fair value of
  beneficial
  conversion
  feature and
  discounts of
  promissory
  notes. . . . .           -         -          -           -            -         -        61,012              -         61,012

                                                                                                       Deficit
                      Common shares          Common share          Preferred shares                  accumulated
                 ----------------------     subscriptions       ---------------------  Additional       during         Total
                     Number              ---------------------     Number                paid-in      development   stockholders'
                   of shares    Amount    Number      Amount     of shares    Amount     capital         stage         equity
                  -----------  --------  ---------  ----------  -----------  --------  ------------  -------------  -------------
                                  $                     $                       $           $              $              $
Common share
  subscriptions.           -         -    150,000      60,000            -         -             -              -         60,000
Employee stock
  option
  compensation
  expense of
  option
  repricing. . .           -         -          -           -            -         -       388,550              -        388,550
Loss for the
  period . . . .           -         -          -           -            -         -             -     (4,542,786)    (4,542,786)
                  -----------  --------  ---------  ----------  -----------  --------  ------------  -------------  -------------

Balance,
  December
  31, 2003 . . .  29,068,768     2,907    150,000      60,000       63,562         6    40,679,575    (35,395,650)     5,346,838
Issue of common
  stock
  previously
  subscribed
  for. . . . . .     150,000        15   (150,000)    (60,000)           -         -        59,985              -              -
Issue of common
 stock for
  cash (net
  of share
  issue costs
  of $551) . . .      25,000         3          -           -            -         -         9,446              -          9,449
Issue of common
 stock for
  services
  provided
  and
  settlement
  of accounts
  payable and
  accrued
  liabilities. .     535,848        53          -           -            -         -       375,897              -        375,950
Employee stock
  option
  compensation
 expense
  (recovery) . .           -         -          -           -            -         -       (73,500)             -        (73,500)
Fair value of
  amendment
  to options
  and warrants
  previously
  issued for
  services and
  debt . . . . .           -         -          -           -            -         -        95,823              -         95,823
Fair value of
  sarrants
  issued for
  commissions
  on
  convertible
  notes issued .           -         -          -           -            -         -       397,336              -        397,336
Financing
  proceeds
  allocated to
  warrants
  issued with
  convertible
  notes. . . . .           -         -          -           -            -         -       490,451              -        490,451
Financing
  proceeds
  allocated to
  beneficial
  conversion
  option on
  convertible
  notes. . . . .           -         -          -           -            -         -       930,006              -        930,006
Loss for the
  period . . . .           -         -          -           -            -         -             -     (1,144,393)    (1,144,393)
                  -----------  --------  ---------  ----------  -----------  --------  ------------  -------------  -------------

Balance, March
  31, 2004 . . .  29,779,616     2,978          -           -       63,562         6    42,965,019    (36,540,043)     6,427,960
                  ===========  ========  =========  ==========  ===========  ========  ============  =============  =============

The  accompanying  notes  are  an  integral  part of these financial statements

GENESIS  BIOVENTURES,  INC.
(a  New  York  Corporation)
(a  development  stage  company)
STATEMENT  OF  CASH  FLOWS
(Unaudited)
(Expressed  in  United  States  dollars)

                                                                                                            TOTAL FROM
                                                                                                            INCEPTION,
                                                                                                          (SEPTEMBER 19,
                                                                                FOR THE THREE MONTHS         1994) TO
                                                                                   ENDED MARCH 31,           MARCH 31,
                                                                                2004            2003           2004
------------------------------------------------------------------------  ----------------  ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    (1,144,393)  $(1,449,250)  $(36,185,308)
Items not affecting cash:
Amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          467,257       474,470      4,463,060
Equity in loss of Biomedical Diagnostics LLC . . . . . . . . . . . . . .                -             -      3,357,252
Equity in loss of Biotherapies, Inc. . . . . . . . . . . . . . . . . . .                -             -      5,437,611
Equity in loss of Prion Developmental Laboratories Inc.. . . . . . . . .                -             -      2,436,553
In-process research and development. . . . . . . . . . . . . . . . . . .                -             -        750,000
Stock compensation . . . . . . . . . . . . . . . . . . . . . . . . . . .          144,521       244,461      5,375,561
Stock appreciation rights plan . . . . . . . . . . . . . . . . . . . . .                -             -         29,230
Deferred finance costs and deemed discount amortization
   on promissory notes . . . . . . . . . . . . . . . . . . . . . . . . .          158,442       219,530      3,008,505
Loss on debt settlement. . . . . . . . . . . . . . . . . . . . . . . . .           23,033             -       (841,071)
Changes in operating assets and liabilities:
Amounts and other receivables. . . . . . . . . . . . . . . . . . . . . .              181        (9,284)        (6,243)
Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,900             -        103,866
  Accounts payable and accrued liabilities . . . . . . . . . . . . . . .         (425,536)      251,450      5,234,960
  Due from related party . . . . . . . . . . . . . . . . . . . . . . . .                -        51,906              -
------------------------------------------------------------------------  ----------------  ------------  -------------
                                                                                 (773,595)     (216,717)    (6,836,024)
------------------------------------------------------------------------  ----------------  ------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures on property and equipment . . . . . . . . . . . . .             (693)       (2,052)      (125,849)
Loan receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (500,000)            -       (500,000)
Increase in deferred financing costs . . . . . . . . . . . . . . . . . .         (364,892)            -       (364,892)
Purchase of shares of Biotherapies Inc.. . . . . . . . . . . . . . . . .                -             -     (2,643,976)
Investment in Prion Developmental Laboratories, Inc. . . . . . . . . . .                -             -     (2,436,553)
Investment in Biomedical Diagnostics LLC . . . . . . . . . . . . . . . .                -             -     (3,000,000)
Investment in I.D. Certify, Inc. . . . . . . . . . . . . . . . . . . . .                -             -       (800,160)
Acquisition of Biomedical Diagnostics, LLC, net of cash acquired . . . .                -             -     (2,696,756)
Cash acquired on consolidation . . . . . . . . . . . . . . . . . . . . .                -             -          8,617
Deposit on future acquisitions . . . . . . . . . . . . . . . . . . . . .                -             -        (50,000)
  Purchase of short-term investments . . . . . . . . . . . . . . . . . .                -             -       (441,511)
  Redemption of short-term investments . . . . . . . . . . . . . . . . .                -             -        367,000
------------------------------------------------------------------------  ----------------  ------------  -------------
                                                                                 (865,585)       (2,052)   (12,684,080)
------------------------------------------------------------------------  ----------------  ------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of share purchase warrants. . . . . . . . . . . . . . . . . . .                -             -         63,000
Exercise of stock options. . . . . . . . . . . . . . . . . . . . . . . .                -             -        385,803
Issuance of promissory notes . . . . . . . . . . . . . . . . . . . . . .        2,210,000             -      8,074,428
Repayment of promissory notes. . . . . . . . . . . . . . . . . . . . . .          (92,234)            -       (701,734)
Common stock issued for cash . . . . . . . . . . . . . . . . . . . . . .           10,000        80,250      6,202,602
  Common stock subscriptions . . . . . . . . . . . . . . . . . . . . . .                -       140,500        427,750
  Preferred stock issued for cash. . . . . . . . . . . . . . . . . . . .                -             -      5,565,911
------------------------------------------------------------------------  ----------------  ------------  -------------
                                                                                2,127,766       220,750     20,017,760
------------------------------------------------------------------------  ----------------  ------------  -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . . . . . . . . .          488,586         1,981        497,656
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD . . . . . . . . . . . . .            9,070        11,860              -
------------------------------------------------------------------------  ----------------  ------------  -------------
CASH AND CASH EQUIVALENTS, ENDING OF PERIOD. . . . . . . . . . . . . . .  $       497,656   $    13,841   $    497,656
========================================================================  ================  ============  =============

The  accompanying  notes  are  an  integral  part of these financial statements.

GENESIS  BIOVENTURES,  INC.
(a  New  York  Corporation)
(a  development  stage  company)
STATEMENT  OF  CASH  FLOWS
(Unaudited)
(Expressed  in  United  States  dollars)

                                                                                                            TOTAL FROM
                                                                                                            INCEPTION,
                                                                                                          (SEPTEMBER 19,
                                                                                FOR THE THREE MONTHS          1994) TO
                                                                                   ENDED MARCH 31,           MARCH 31,
                                                                                2004            2003           2004
------------------------------------------------------------------------  ----------------  ------------  -------------
SUPPLEMENTAL DISCLOSURE:
Cash paid for:
   Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $             -   $         -   $          -
   Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           22,545           552        310,630
Non-cash activities
   Common stock issued to settle promissory notes payable and
  accounts payable and accrued liabilities . . . . . . . . . . . . . . .          245,984        35,463      8,779,235
   Common stock issued for shares of Biotherapies Inc. and patents . . .                -             -      4,570,700
   Discounts and beneficial conversion feature on promissory notes . . .        1,420,457       219,530      3,906,590
   Deemed dividends on preferred shares. . . . . . . . . . . . . . . . .                -             -        354,735
   Common stock issued on conversion of preferred shares . . . . . . . .                -             -            194
   Contribution to BioMedical Diagnostics, LLC of rights acquired. . . .                -             -      2,680,860
   Issuance of common stock and warrants for share financing services. .              551        54,666        464,043
   Fair value of warrants issued as commission on convertible notes. . .          397,405             -        397,405
   Issuance of common stock on acquisition . . . . . . . . . . . . . . .                -             -      1,680,000
   Shares issued as consideration for acquisition of 50% interest in LLC                -             -      4,719,336
   Subscription receivable for issued common shares. . . . . . . . . . .                -             -         15,000
   Common stock issued for fixed assets. . . . . . . . . . . . . . . . .                -             -         11,189
   Extinguishment of stock appreciation rights plan. . . . . . . . . . .                -             -        632,066
   Conversion of trade payables to promissory notes. . . . . . . . . . .                -             -         60,000
   Forgiveness of salaries . . . . . . . . . . . . . . . . . . . . . . .                -             -        489,905

The  accompanying  notes  are  an  integral  part of these financial statements.

GENESIS  BIOVENTURES,  INC.
(a  New  York  Corporation)
(a  development  stage  company)
NOTES  TO  THE  FINANCIAL  STATEMENTS
(Unaudited)
(Expressed  in  U.S.  dollars)

MARCH  31,  2004
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

The Company's future operations are dependent upon the Company's ability to remain compliant with its medical technology license agreement with the University of Michigan, complete the proposed merger transaction (note 4(a)), obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from its investments. Furthermore, the Company's equity investments may require additional funding from the Company to continue research and development and other operating activities. As of March 31, 2004, the Company is considered to be in the development stage as the Company has not generated revenues, and has experienced negative cash flow from operations and is in default of promissory note obligations totalling $20,000. The Company had a working capital deficiency of $2,197,473 as at March 31, 2004. The Company does not have sufficient working capital to sustain operations until the end of the year and is in immediate need of cash financing. The Company is currently looking to secure additional funds through future debt or equity financings. Such financings may be not available or may not be available on reasonable terms. If the Company is unable to obtain required financing, it may have to reduce or cease operations or liquidate certain assets.

2.     BASIS  OF  PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for a complete set of annual financial statements. The Company believes that its disclosures are adequate so that the information presented is not misleading. These condensed financial statements should be read with the annual audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB and other reports filed with the SEC. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of results of the financial position and the operations have been included in the consolidated financial statements. Results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for any other quarter or for the fiscal year ended December 31, 2004.

The balance sheet at December 31, 2003 has been derived from audited financial statements at that date. A summary of the Company's significant accounting policies and other information necessary to understand the consolidated financial statements is included in the Company's audited financial statements for the year ended December 31, 2003 and 2002 as contained in the Company's Form 10-KSB/A for its year ended December 31, 2003. Such financial statements should be read in conjunction with these financial statements.

3.     STOCK  BASED  COMPENSATION

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

                                                                         PERIOD FROM
                                                                        SEPTEMBER 19,
                                                                             1994
                                              PERIOD ENDED MARCH 31,     (INCEPTION)
                                            --------------------------     TO MARCH
                                                2004         2003          31, 2004
                                           -------------  ------------  -------------

Net loss as reported . . . . . . . . . . .  $(1,144,393)  $(1,449,250)  $(36,185,308)
Add:  Employee stock-based compensation
  expense (recovery) as reported . . . . .      (73,500)            -        315,050
Deduct:  Total stock-based compensation
  expenses determined under the fair value
  method . . . . . . . . . . . . . . . . .            -             -     (1,383,030)
------------------------------------------  ------------  ------------  -------------
Pro forma net loss . . . . . . . . . . . .  $(1,070,893)  $(1,449,250)  $(37,253,288)
------------------------------------------  ------------  ------------  -------------
Basic and diluted loss per share:
 As reported . . . . . . . . . . . . . . .  $(     0.04)  $(     0.06)  $(      3.57)
 Pro forma . . . . . . . . . . . . . . . .  $(     0.04)  $(     0.06)  $(      3.67)

4.     COMMITMENTS  AND  CONTINGENCIES

(a)     Proposed  Transaction

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

     On March 12, 2004, the Company signed a definitive merger agreement with Corgenix to combine the two companies. Under the terms of the merger agreement, the Company will issue 14,000,000 common shares in exchange for 100% of the outstanding Corgenix shares. The Company is also required to advance $500,000 to Corgenix as provided for in the merger agreement, which was paid in March 2004. In addition, the terms of the merger provide that Corgenix's current management team will assume the responsibility of managing the combined entity, which will continue to be known as Genesis Bioventures, Inc. and will be headquartered in Westminster, Colorado, Corgenix's current corporate headquarters. The merger agreement also provides for Mr. E. Greg McCartney and Dr. Luis Lopez to serve as Co-Chairmen of the Board of Directors, and for them to select a balanced Board of Directors, up to four nominees from each entity, which number shall include a total of at least three persons who qualify as independent directors under the provisions of the Sarbanes-Oxley Act and the regulations of the American Stock Exchange.

     The $500,000 advanced to Corgenix will be used for expenses related to the merger as well as general corporate purposes. If the merger is not consummated, the advance will convert into a fixed two-year term note ("Term Note"), bearing interest at the prime rate in effect as of the date of termination of the transaction, and repayable over four semi-annual payments of principle and accrued interest. The Term Note will be convertible at the election of the Company into common stock of Corgenix at a conversion price of $0.568 per share.

     The proposed merger is still subject to certain contingencies, including a regulatory review by the SEC, the approval of the shareholders of both companies, and the successful completion of a second round of merger-related equity financing, for which a minimum of $6 million ("Take-Out Financing") must be raised.

     The merged companies would focus on the continued development and the global commercialization of the Mammastatin Serum Assay (MSA) breast cancer risk assessment tool, as well as the further expansion of Corgenix's immunoassays for the clinical assessment of coagulation, vascular, liver, and autoimmune diseases.

     The parties are planning and proceeding to effectuate the merger transaction. There is no assurance that such transaction will be consummated. In the event of a breach of the merger agreement, the breaching party may be liable for up to $1,500,000 of liquidated damaged penalties.

 (b)     University  Of  Michigan  License

     On May 13, 2003, the Company signed a license agreement with the University of Michigan for the exclusive rights to the mammastatin technology. As amended October 27, 2003, the terms of the agreement required license issue fees of $155,000 due on or before February 29, 2004. The full amount was paid, although a portion of it was paid in arrears. The University did not declare any default by the Company and accepted late payment without objection. In addition, the Company was required to have met certain commercialization, research and development requirements within five months of signing the agreement. The University of Michigan has been notified that these requirements have been met. Other requirements include royalty fees of 3% to 5% of net sales revenues generated and 20% of sublicense or royalty revenues, annual license maintenance fees of $25,000 to $100,000 and milestone payments on meeting certain significant development targets. Any future failure of the Company to meet any payment within the deadlines due, including any extension provided, would allow the University of Michigan to terminate the agreement. If the agreement is ultimately terminated and the Company's access to the Mammastatin technology is not re-established, the Company will likely be required to recognize an impairment in value of its medical technology license.

(c)     Legal  Proceedings

The Company is a Defendant in a law suit initiated by Biotherapies, Inc., a Michigan corporation, and Dr. Paul R. Ervin, against the Company and the Company's President, in the U.S. District Court for Michigan. The action purports to seek relief under Section 10(b-5) of the Securities and Exchange Act of 1934, and seeks judgment requiring that the Company immediately furnish to Plaintiff Biotherapies, Inc., and to the Company's transfer agent, a favorable opinion with respect to the prospective transfer by Biotherapies of certain shares of the Company's stock held by Biotherapies. The Plaintiff's motion for preliminary injunction was denied by the Court, which ruled inter alia, that Plaintiff has little likelihood of success. Management believes that there is little likelihood of success by Plaintiffs. Plaintiff's prayer for relief, in addition to seeking the opinion letter, also seeks alleged damages of $2,400,000, and such other and further relief as the Court may deem just and proper. The Company intends to move for dismissal of the complaint at an appropriate time, and/or to otherwise defend its position vigorously. The Company was previously a sub-licensee of Biotherapies, Inc. and on March 3, 2003, Biotherapies, Inc. asserted that the Company had defaulted under its MSA Sub-license Agreement, and terminated the Company's rights thereunder.

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

(d)     Operating  lease:

The Company leases office equipment and facilities in British Columbia under operating lease agreements that expire in 2007. Minimum lease payments under these operating leases are approximately as follows:

Year  ending  December  31:

     2004                                     $     69,885
     2005                                            2,283
     2006                                            2,283
     2007                                            1,903
     2008                                                -

5.     PROMISSORY  NOTES  PAYABLE

                                                                 March 31,     December 31,
                                                                    2004           2003
--------------------------------------------------------------------------------------------
                                                                (Unaudited)
Shareholders and directors and other:
  July 3 and October 3 and 30, 2001. . . . . . . . . . . . . .  $   709,947   $     700,000
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .            -          12,181

Due to private investors:
  Issued:
    August through October, 2001 . . . . . . . . . . . . . . .      143,647         143,647
    Other - Biotherapies . . . . . . . . . . . . . . . . . . .       44,662          44,662
    April through October, 2002. . . . . . . . . . . . . . . .       70,000         160,000
    March, 2004 (a). . . . . . . . . . . . . . . . . . . . . .  $ 2,210,000               -
    Less:  Unamortized discount relating to
       warrants and beneficial conversion feature  (1,381,090)      828,910               -
--------------------------------------------------------------------------------------------
                                                                  1,797,166       1,060,490

  Less:  Current portion of promissory notes . . . . . . . . .     (729,947)     (1,060,490)
--------------------------------------------------------------------------------------------

                                                                $ 1,067,219   $           -
============================================================================================

(a) On March 12 and March 19, 2004, the Company completed a private placement for gross proceeds of $2,315,000 on the sale of certain securities (the "Bridge Securities"). As at March 31, 2004, the Company received $2,210,000 of the gross proceeds. The remaining $105,000 was received subsequent to March 31, 2004. The securities sold are (i) convertible notes carrying interest at the rate of 10% per annum due in 13 months from issuance, and (ii) five year warrants to purchase additional common shares of the Company's stock. Each note is accompanied by warrants to purchase an additional 500 shares for each $1,000 of face amount of notes purchased. The convertible notes are repayable at the earlier of (i) within 10 business days following the closing of the Take-Out Financing or (ii) at maturity, at 110% of the principal amount plus accrued interest, increasing to 115% of the principal amount if a registration statement is not yet effective. The interest on the convertible notes are payable in cash or common shares of the Company, at the option of the Company. The Company is obligated to file a registration statement with respect to the common stock underlying the Bridge Securities by April 30, 2004, and to cause it to become effective as promptly as practicable.

The registration statement was not effective by April 30, 2004 and as a result, a warrant exercise price reset occurred. As a result, the exercise price of the warrants is reduced by 5% of the exercise price. The exercise price will be further reduced by 5% each month until the registration is effective. However, in no event will the cumulative reduction in the exercise price of the warrants exceed 20%.

During the three months ended March 31, 2004, $92,234 of existing notes were repaid. As at March 31, 2004, a loan with a principle balance of $20,000 (2002
- $883,647) was in default. The lender has not demanded repayment. Discounts on promissory notes amortized to interest expense during the three months ended March 31, 2004 totalled $24,625 (2002 - $280,302).

     The proceeds of the financing allocated to the estimated fair value of the conversion feature of $930,006 and the fair value of warrants issued of $490,451 have been recorded as an addition to additional paid in capital and as a reduction in the carrying amount of debt. The carrying value of the debt of $1,420,457 is being accreted to its redemption value over the term to maturity through charges to non-cash interest expense.

     The placement agent received five-year warrants to purchase that number of common shares equal to 15% of the underlying warrants sold in the financing. These warrants to the placement agent have been recorded as non-cash financing costs. Cash financing costs of $364,892 and non-cash financing costs of $397,405 have been recorded as deferred financing costs and are being amortized over the term to maturity of the debt. Amortization expense during the three months ended March 31, 2004 was $37,764.

6.     STOCK  TRANSACTIONS

During the quarter ended March 31, 2004, the Company issued 150,000 common shares which had been subscribed and paid for in December 2003.

During the quarter ended March 31, 2004, 535,848 common shares were issued for services and settlement of accounts payable and accrued liabilities of $375,950.

During the quarter ended March 31, 2004, 25,000 units were issued for net proceeds of $10,000. Each unit consists of one common share of the Company and one share purchase warrant to purchase an additional common share at an exercise price of $1.50 per share. These share purchase warrants expire in November 2005.

7.     RECENT  ACCOUNTING  PRONOUNCEMENTS

In January 2003, the FASB issued Financial Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities", which addresses the consolidation of variable interest entities (formerly referred to as "Special-Purpose Entities"). The Interpretation is generally in effect for interim or annual periods beginning after December 15, 2003. The adoption of FIN No. 46 had no material impact on its financial condition or results of operations.

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

As of March 31, 2004, the period then ended and currently, the Company is a North American based biomedical company with its primary focus on the development and marketing of its breast cancer risk assessment tool, which has been directly licensed from the University of Michigan. The Company is also an investor in a portfolio company, which is involved in neurodegenerative diagnostics.

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

Additionally, the new entity will also focus on novel proteins and biochemical pathways related to cellular regulation and cell cycle abnormalities in oncology, cardiovascular disease, liver disease, and autoimmune diseases, as well as neurodegenerative diseases. The focus will remain towards novel targets and new methods that offer opportunities for improvement in the effectiveness of disease management. As part of this strategy, the new entity will further efforts of developing highly targeted therapies against novel targets that are designed to maximize efficacy while minimizing toxicity.


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

4.     UNIVERSITY  OF  MICHIGAN  LICENSE  DISCUSSIONS

On May 13, 2003 the Company signed a License Agreement with the University of Michigan for the exclusive rights to the mammastatin technology. As amended October 27, 2003, the terms of the Agreement required license issue fees of $155,000 due on or before February 29, 2004. The full amount was paid, although a portion of it was paid in arrears. The University extended terms for payment, did not declare any default by the Company and accepted late payment without objection. In addition, the Company was required to have met certain commercialization, research and development requirements within five months of signing the Agreement. The University of Michigan has been notified that these requirements have been met. Other requirements include royalty fees of 3% to 5% of Net Sales revenues generated and 20% of sublicense or royalty revenues, annual license maintenance fees of $25,000 to $100,000 and milestone payments on meeting certain significant development targets. Any future failure of the Company to meet any payment within the deadlines due, including any extension provided, would allow the University of Michigan to terminate the Agreement.

5.     PRODUCT  DEVELOPMENT  PROGRAM

It has been estimated by generally accepted reliable medical sources that one in eight women in the United States, out of over 108 million women at risk, will be diagnosed with breast cancer at some point in her lifetime, regardless of family history or other known risk factors. Only approximately 10% of breast cancer is known to be hereditary, while the remaining 90% of cases develop without a known underlying genetic defect. Early detection is a very important factor affecting long-term survival.

At present, breast cancer is detected primarily through mammography, breast self-examination or ultrasound. However, these techniques are not always effective against all types of breast cancer and can only detect the disease once the tumor has started to develop. There are also a number of serum "biomarkers" that have been studied as potential diagnostic and prognostic indicators. To date, none of these markers have proven superior to mammography or breast self-examination nor do they indicate the risk of breast cancer prior to development of a tumor.

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

Biomedical Diagnostics, the Company's wholly owned subsidiary, has completed two sample studies to determine the usefulness of the MSA technology:

Short-term Level 1 study with 255 samples was completed in the third quarter of 2000. Statistical analysis and reporting by STATPROBE,Inc. (www.statprobe.com)
                                                              -----------------

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

Biomedical  Diagnostics  has  an  agreement  with ARUP Laboratories of Salt Lake
City, Utah to market and service the MSA technology. The University of Utah wholly owns ARUP Laboratories. The agreement gives ARUP Laboratories rights to market and service the MSA test to clients worldwide. To March 31, 2004, only a nominal amount has been sold.

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

Prion diseases are difficult to diagnose and the only diagnostic tests currently available for BSE are based on laboratory analysis of post-mortem brain samples from cattle, a procedure that is relatively slow and expensive. As a result, tests can only be conducted on cattle suspected of being infected or on a random sample basis.

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

The two international markets for PDL prion diagnostic tests are the cattle industry and ultimately the human blood products industry. The financial losses as a result of the BSE outbreak in the United Kingdom were estimated to be in excess of $2.5 billion in 1998. Mad Cow Disease has now become a major concern in North America after the discovery of a single infected cow in both Canada and the United States last year. The impact of these findings is costing the North American cattle industry millions of dollars daily due to the ban imposed by dozens of countries on the importation of North American beef. The ultimate size of the world market for a post-mortem test is nearly 120 million head of cattle per year.

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

8.     PROPOSED  TRANSACTIONS

I          Merger  with  Corgenix  Medical  Corporation

On August 5, 2003 (as amended October 21, 2003), the Company signed a letter of intent ("LOI") to merge with Corgenix(OTC: "CONX") (the prospective merger between Genesis Bioventures and Corgenix is herein after referred as the "Merger Transaction"), a Westminster, Colorado based company specializing in the development, manufacturing, and worldwide marketing and distribution of products for the medical diagnostic industry. In its fiscal year ended June 30, 2003 Corgenix generated revenues of approximately $5,000,000 and reported a net loss of approximately $305,000, and for the six months ending December31, 2003, had revenues of approximately $2,400,000 and a net loss of approximately $141,000. On March 12, 2004, the Company and Corgenix signed a Definitive Agreement to effectuate the Merger. Information with respect to Corgenix contained herein has been taken from the Merger Agreement and Corgenix public filings. Corgenix is not responsible for the contents of the Company's 10-QSB.

Under the terms of the Merger Agreement, Genesis Bioventures was required to, and did advance to Corgenix $500,000, from the Bridge Financing, for on-going business operations of Corgenix as well as Merger Transaction related expenses. The Merger is subject to a regulatory review by the Securities and Exchange Commission as well as approval by the shareholders of each company. Additionally, the Company is required to raise at least $6,000,000 of capital (the "Takeout Financing") prior to the closing of the Merger Transaction unless waived or modified by Corgenix. The Takeout Financing should, if realized, provide the combined companies funding with which to continue to develop and further expand their respective technologies and product pipelines.

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

9.     INTELLECTUAL  PROPERTY

The Company has filed United States and Canadian trademark applications for the use of the name Genesis Bioventures. On November 3, 2000, the Company filed a trademark application for "GENESIS BIOVENTURES" with the U.S. Patent and Trademark Office. On December 21, 2000, the Company filed a trademark application for "Genesis Bioventures LOGO" with the U.S. Patent and Trademark Office. On April 14, 2004, the U.S. Patent and Trademark Office issued a Notice of Publication in connection with the trademark application. The mark appeared in the Official Gazette on May 4, 2004 for opposition purposes. If no opposition is filed within 30 days, the Commissioner may issue a notice of allowance. The Company expects to file additional trademark applications from time-to-time in the future as necessary.

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

11.     HUMAN  RESOURCES

The Company currently has 10 employees, six are employed in the Company's finance and administration headquarters in Vancouver, Canada and four are employed in the Company's research facilities in Ann Arbor, Michigan.

The Company's research employees have combined backgrounds in molecular biology, biochemistry, hybridoma production, cancer biology research, quality assurance and regulatory affairs.

12.     RISK  FACTORS

RELATING  TO  THE  BUSINESS  OF  GENESIS  BIOVENTURES

LACK  OF  ADEQUATE  CAPITAL

Although the Company recently completed a $2.3 Million Private Placement of Bridge Securities, the Company and/or the combined entity will need additional funding for operations. The Merger Agreement contemplates and fixes as a condition to closing that there will be an additional equity financing of $6 Million Dollars. There is no assurance that such a financing will be achieved, most notably, such failure would allow Corgenix to terminate the Merger Agreement.

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

PRIOR  LOSSES  FROM  OPERATIONS

The Company has operated since its inception as a research and development entity and has accordingly incurred losses from operations. For the last two fiscal years ended December 31, 2003 and 2002, and the three months ended March 31, 2004, the Company sustained net losses of $4,542,786, $5,923,301, and $1,144,393 respectively. At March 31, 2004 there was a working capital deficit of $2,197,473. Capital requirements have been and will continue to be significant, and the Company's cash requirements have exceeded cash flow from operations since inception. Genesis Bioventures is in need of additional capital to continue to operate. The Company has been dependent on the proceeds of private placements of securities to satisfy working capital requirements. The Company continues to be dependent upon the proceeds of future offerings or public offerings to fund development of products, short-term working capital requirements, marketing activities and to continue implementing the current business strategy. There can be no assurance that Genesis Bioventures will be able to raise necessary capital.

GOING  CONCERN  QUALIFICATION

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

AMERICAN  STOCK  EXCHANGE

The Company's common stock is listed on the American Stock Exchange ("AMEX"). AMEX reserves the right to de-list an entity at anytime at its discretion. Among other criteria when determining whether or not to de-list a security, AMEX will consider the entity's financial condition and operating results, the public distribution of securities, the market price for securities and other non-quantitative criteria. Failure to meet these maintenance criteria in the future may result in the de-listing of the common stock from AMEX, and trading, if any, in the Company's securities would thereafter be conducted in the non-NASDAQ over-the-counter market. The Company has not been notified of any de-listing proceedings and has no basis to believe that de-listing proceedings will be instituted. However, in the event of any such de-listing, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of the Company's common stock. The Company will need AMEX approval to maintain its listing in connection with the completion of the merger with Corgenix and the Takeout Financing. There is no assurance that the Company will qualify to maintain its listing.

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

ITEM  3.     DESCRIPTION  OF  PROPERTIES

The Company currently maintains its executive offices in approximately 2,000 square feet of space in Surrey, British Columbia and pays rent of approximately $1,850 per month ($3,000 Canadian) pursuant to a lease signed by the Company that expires November 30, 2004. The lease contains a termination clause of six months at the option of the Company. The Company also had a five-year lease on 3,377 square feet of space in Vancouver, British Columbia, Canada, pursuant to a lease, which commenced on April 1, 2001. An early termination agreement was reached and the lease obligation expired on March 31, 2004. Biomedical Diagnostics, LLC leases approximately 2,000 square feet of office and laboratory space in Ann Arbor, Michigan pursuant to a lease that expired February 2003. As of March 1, 2003 the lease is on a month-to-month basis. Monthly lease payments are approximately $3,000 per month.

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

The consolidated financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If the Company were not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements. As described elsewhere in this report, at March 31, 2004, there are certain conditions that currently exist which raise substantial doubt about the validity of this assumption. While the Company anticipates raising additional private placement funds to remove the substantial doubt, these private placements are not assured. Failure to raise additional funds may result in the Company curtailing operations or writing assets and liabilities down to liquidation values, or both.

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

RESULTS  OF  OPERATIONS

THREE  MONTHS  ENDED  MARCH  31,  2004  COMPARED TO THREE MONTHS ENDED MARCH 31,
2003:

For the three months ended March 31, 2004, the Company incurred a net loss of $1,144,393 compared to $1,449,250 for the three months ended March 31, 2003, a decrease of $304,857. The significant reasons for the decrease are described below:

Amortization is calculated on the Company's property and equipment and medical technology license. Amortization for the three months ended March 31, 2004 was $467,257 compared to $474,470 for the three months ended March 31, 2003,a decrease of $7,213. Amortization has decreased due to certain property and equipment assets being fully depreciated prior to March 31, 2004.

Investor relations are costs incurred by the Company for general financing services and investor relations services. These costs decreased by $80,775 for the three months ended March 31, 2004 compared to March 31, 2003. Investor relations expenses were higher in 2003 due to the fair value of warrants, options and common shares issued to service providers and actual cash expenses paid. The Company limited cash expenditures in the three months ended

March 31, 2004 in an effort to conserve cash resources. Included in investor relations expenses in the quarter is the fair value of common shares issued to a consultant in settlement of a claim of $74,000.

Legal and Accounting expenses decreased by $26,341 for the three months ended March 31, 2004 as compared to March 31, 2003 due to a reduction in legal activity in the quarter.

Management and consulting fees decreased by $33,422 for the three months ended March 31, 2004 compared to March 31, 2003 as no outside consultants were utilized during the quarter.

Office and miscellaneous expenses decreased by $55,099 for the three months ended March 31, 2004 compared to March 31, 2003 as the 2003 expenses have been reclassified to include a write-off of advances to related party in the amount of $53,139.

Rent and occupancy costs increased by $11,539 for the three months ended March 31, 2004 compared to March 31, 2003.

Salaries and benefits decreased by $64,421 for the three months ended March 31, 2004 compared to March 31, 2003 reflecting a recovery in stock-based employee compensation expense of $73,500 from the application of variable accounting after the repricing of stock options issued to officers, director and employees.

Research and development expenses decreased by $14,848 for the three months ended March 31, 2004 compared to March 31, 2003 reflecting the reduced activity due to limited cash resources.

Interest and bank charges incurred and amortized, decreased by $62,252 for the three months ended March 31, 2004 due to a decrease in the beneficial conversion features and deemed discounts related to equity instruments issued along with promissory notes. The fair value of the equity instruments issued along with promissory notes is amortized to interest expense over the term to maturity of the promissory notes.

Loss on debt settlements during the three months ended March 31, 2004 of $23,033 resulted from the settlement of accounts payable and accrued liabilities through the issuance of common shares and warrants.

Loss per share was $(0.04) for the three months ended March 31, 2004 compared to $(0.06) for the three months ending March 31, 2003. The decrease in loss per share is due to the decreased loss during the period and the increased weighted average number of shares outstanding. The weighted average number of shares outstanding for the three months ended March 31, 2004 was 29,420,190 compared to 25,580,026 for the three months ended March 31, 2003.

The Company's total assets as at March 31, 2004 were $10,271,062 compared to total assets of $9,027,588 as at December 31, 2003, substantially all of which represents the carrying value of medical technology.

LIQUIDITY  AND  CAPITAL  RESOURCES

Cash flows used in operating activities totalled $773,595 for the three months ended March 31, 2004 compared to $216,717 for the three months ended March 31, 2003.

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

The Company has signed a definitive agreement to merge with Corgenix Medical Corporation. In connection therewith, the Company and Corgenix are currently seeking a $6,000,000 Take-out financing, which is a condition precedent of the merger agreement. There is no assurance that the merger will be consummated or that such financing will be arranged.

A  summary  of  the  Company's  financial  commitments  are  set  out  below:

                                  PAYMENTS DUE BY PERIOD ENDING DECEMBER 31
                                                LESS  THAN  1
CONTRACTUAL  OBLIGATIONS               TOTAL        YEAR         1 - 3 YEARS   4 - 5 YEARS  AFTER  5  YEARS
------------------------------------------------------------------------------------------------------------
Operating  leases                       76,354       69,885         4,566        1,903               -
------------------------------------------------------------------------------------------------------------
Total contractual cash obligations    $ 76,354     $ 69,885       $ 4,566      $ 1,903        $      -
============================================================================================================

As of March 31, 2004, the Company had cash on hand of approximately $497,656 and a working capital deficiency of $2,197,473. In the opinion of management, cash on hand is not sufficient to meet current requirements.

The Company is in default on $20,000 of its promissory notes. The lenders have not demanded repayment. If the Company is not able to make required payments on outstanding promissory notes and lenders demand payment, the Company may be required to reduce or cease operations or liquidate certain assets.

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

ITEM  4.  CONTROLS  AND  PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the filing date of this quarterly report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

PART  II

ITEM  1.    LEGAL  PROCEEDINGS

The Company is a Defendant in a law suit initiated by Biotherapies, Inc., a Michigan corporation, and Dr. Paul R. Ervin, against the Company and the Company's President, E. Greg McCartney, in the U.S. District Court for Michigan. The action purports to seek relief under Section 10(b-5) of the Securities and Exchange Act of 1934, and seeks judgment requiring that the Company immediately furnish to Plaintiff Biotherapies, Inc., and to the Company's transfer agent, a favorable opinion with respect to the prospective transfer by Biotherapies of certain Shares of the Company's stock held by Biotherapies. Plaintiff noticed a motion for preliminary injunction before a District. That motion was recently heard and denied by the Court, which ruled inter alia, that Plaintiff has little likelihood of success. Management believes that there is little likelihood of success by Plaintiffs. Plaintiff's prayer for relief, in addition to seeking the opinion letter, also seeks alleged damages of $2,400,000, and such other and further relief as the Court may deem just and proper. The Company intends to move for dismissal of the Complaint at an appropriate time, and/or to otherwise defend its position vigorously. The Company was previously a sub-licensee of Biotherapies, Inc. and on March 3, 2003, Biotherapies, Inc. asserted that the Company had defaulted under its MSA Sub-license Agreement, and terminated the Company's rights thereunder.

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

ITEM  2.   CHANGES  IN  SECURITIES

On March 12 and March 19, 2004, the Company sold $2,315,000 of certain securities to a group of approximately 70 accredited investors in a private placement through a placement agent, Sterling Financial Investment Group, Inc., Miami, Florida. The Company realized net proceeds of $1,961,335 in connection with the private placement. The securities sold were (i) convertible notes carrying interest at the rate of 10% per annum due in 13 months, and (ii) five year warrants to purchase additional shares of our common stock. The conversion price of the notes is $0.69 per share, and the exercise price of the warrants is $0.83 per share. If all the notes are converted, the Company will be required to issue a maximum of 5,787,500 additional shares, and if all the warrants are exercised, it will be required to issue a maximum of 1,157,500 additional shares. The additional shares, as at April 6, 2004, in the aggregate will amount to 18.91% of the Company's currently outstanding shares of common stock and will amount to 13.69% of the outstanding shares of common stock post merger, if the merger with Corgenix is consummated on the terms thereof. The Company will make its reasonable best efforts to cause the Registration
Statement to be declared effective as promptly as practicable, and, in any event, no later than April 30, 2004. If such registration statement is not effective by April 30, 2004, this will result in a warrant exercise price reset event.

The registration statement was not effective by April 30, 2004 and as a result, a warrant exercise price reset occurred. As a result, the exercise price of the warrants is reduced by 5% of the exercise price. The exercise price will be further reduced by 5% each month until the registration is effective. However, in no event will the cumulative reduction in the exercise price of the warrants exceed 20%.

During the quarter ended March 31, 2004 the Company issued 150,000 common shares, which had been subscribed and paid for in December 2003.

During the quarter ended March 31, 2004 the Company issued 535,848 common shares for services and settlement of accounts payable and accrued liabilities of $375,950.

During the quarter ended March 31, 2004 25,000 units were issued for net cash proceeds of $10,000. Each unit consists of one common share of the Company and one share purchase warrant to purchase an additional common share at an exercise price of $1.50 per share. Those warrants expire November 2005.


ITEM  3.   DEFAULT  UPON  SENIOR  SECURITIES

None

ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

The  Company  has not held an Annual Meeting of Stockholders since October 2001.
The Company is committed to holding an Annual Meeting of Stockholders during 2004, in connection with the Corgenix Merger.

ITEM  5.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  Exhibits

99.1  Certification  Pursuant  to 18 U.S.C. Section 1350, as adopted pursuant to
Section  906  of  the  Sarbanes-  Oxley  Act  of  2002

     (b)  Reports  on  Form  8-K

          (i) Current report on Form 8-K dated March 12, 2004 filed on March 24, 2004 regarding private placement of certain senior convertible Notes and associated Warrants and the signing of a definitive Merger
          Agreement  with  Corgenix  Medical  Corporation.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               GENESIS  BIOVENTURES,  INC


                               By:    /s/  E.  Greg  McCartney
                                      ------------------------
May 20, 2004                   Name:   E.  Greg  McCartney
                                       Chairman,  President  and  Chief
                                       Executive  Officer


                               By:    /s/  T.J.  Louis  McKinney
                                      --------------------------
May 20, 2004                   Name:   T.J.  Louis  McKinney
                                       Chief  Financial  Officer