Form 10QSB
period 2004-06-30
GENESIS BIOVENTURES INC
filed 2004-08-13
CIK 1084966

UNITED  STATES
                       SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON,  D.C.  20549

                                   FORM  10QSB

[X]     QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT  OF  1934

          FOR  THE  QUARTERLY  PERIOD  ENDED  JUNE  30,  2004
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

                   CLASS                    OUTSTANDING  AT  AUGUST  11,  2004

     COMMON  STOCK,  PAR  VALUE  $0.0001                 29,987,624


                                TABLE  OF  CONTENTS

                                                                               PAGE
PART I - FINANCIAL INFORMATION
  ITEM 1  FINANCIAL STATEMENTS                                                   3
  ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS                                  19
  ITEM 3  DESCRIPTION OF PROPERTIES                                             33
  ITEM 4  CONTROLS AND PROCEDURES                                               37

PART II - OTHER INFORMATION
  ITEM 1  LEGAL PROCEEDINGS                                                     37
  ITEM 2  CHANGES IN SECURITIES                                                 38
  ITEM 3  DEFAULT UPON SENIOR SECURITIES                                        39
  ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   39
  ITEM 5  EXHIBITS AND REPORTS ON FORM 8-K                                      39

SIGNATURES                                                                      40

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

ITEM  1.  FINANCIAL  STATEMENTS
GENESIS  BIOVENTURES,  INC.
(a  New  York  Corporation)
(a  development  stage  company)
BALANCE  SHEETS
(Unaudited)
(Expressed  in  United  States  dollars)

                                                                     JUNE 30,      DECEMBER 31,
                                                                       2004            2003
                                                                   -------------  --------------
                                                                    (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                        $    111,764   $       9,070
  Restricted short-term investments                                      53,919          74,511
  Accounts and other receivables                                         12,739           6,424
  Prepaid expenses                                                            -           2,900

-----------------------------------------------------------------  -------------  --------------
Total current assets                                                    178,422          92,905

Loan receivable (Note 4(a))                                             500,000               -

Property and equipment, net                                              24,542          45,399

Deferred financing costs (Note 5)                                       562,251               -

Medical technology license, net                                       7,985,290       8,889,284
-----------------------------------------------------------------  -------------  --------------
Total assets                                                       $  9,250,505   $   9,027,588
=================================================================  =============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                         $  1,872,908   $   2,393,067
  Accounts payable and accrued liabilities, related parties             240,727         227,193
  Promissory notes payable, related parties (Note 5)                    701,447         712,181
  Promissory notes payable (Note 5)                                   1,285,761         348,309
-----------------------------------------------------------------  -------------  --------------
Total current liabilities                                             4,100,843       3,680,750

Promissory notes payable (Note 5)                                             -               -

STOCKHOLDERS' EQUITY:
Preferred stock, $.0001 par value:
  Authorized 100,000,000 shares;
  Issued: June 30, 2004 - 63,562 (December 2003 - 63,562)                     6               6
Common stock, $.0001 par value:
  Authorized 100,000,000 shares;
  Issued: June 30, 2004 - 29,779,616 (December 2003 - 29,068,768)         2,978           2,907
Common share subscription                                                     -          60,000
Additional paid-in capital                                           42,762,343      40,679,575
Deficit accumulated during the development stage                    (37,615,665)    (35,395,650)
-----------------------------------------------------------------  -------------  --------------
Total stockholders' equity                                            5,149,662       5,346,838
-----------------------------------------------------------------  -------------  --------------
Total liabilities and stockholders' equity                         $  9,250,505   $   9,027,588
=================================================================  =============  ==============

Future  operations  (Note  1)
Commitments  and  contingencies  (Note  4)

The  accompanying  notes  are  an  integral  part of these financial statements.

GENESIS  BIOVENTURES,  INC.
(a  New  York  Corporation)
(a  development  stage  company)
CONSOLIDATED  STATEMENT  OF  OPERATIONS
(Unaudited)
(Expressed  in  United  States  dollars)


                                                                                                                     PERIOD FROM
                                                                                                                    INCEPTION ON
                                                 FOR THE THREE  MONTHS ENDED        FOR THE SIX  MONTHS ENDED       SEPTEMBER 19,
                                               -------------------------------  ---------------------------------      1994 TO
                                                  JUNE 30,         JUNE 30,       JUNE 30,          JUNE 30,           JUNE30,
                                                    2004             2003           2004              2003              2004
                                               ---------------  --------------  -------------  ------------------  ---------------
REVENUE                                        $            -   $           -   $          -   $               -   $            -
---------------------------------------------  ---------------  --------------  -------------  ------------------  ---------------

EXPENSES:

  Amortization                                        454,757         470,093        922,014             944,563        4,917,817
  Loss (gain) on foreign exchange                      (3,495)         29,445         11,965              50,368          170,481
  Investor relations:
     Stock-based compensation                               -          56,600        218,021             301,061        1,427,531
     Incurred                                           2,116               -          2,116              45,245          982,829
  Legal and accounting                                172,486         143,479        198,568             195,902        2,224,515
  Listing and share transfer fees                       4,460          30,662         44,413              72,426          406,052
  Management and consulting fees:
     Stock-based compensation                               -          27,500              -              27,500        4,777,068
     Incurred                                               -          14,425              -              47,847        2,043,814
  Office and miscellaneous                             16,506           6,563         21,464              66,620          443,615
  Rent and occupancy costs                             16,661          41,544         42,070              55,414          634,374
  Salaries and benefits:
     Stock-based compensation                        (262,200)        254,250       (335,700)            252,250           52,850
     Incurred                                         120,373         135,269        231,720             248,627        1,519,180
  Telephone                                             4,047           3,615          7,830               7,587          130,224
  Travel and promotion                                 21,131          12,137         32,879              23,356        1,157,937
  In-process research and development                       -               -              -                   -          750,000
  Research and development                             96,108         139,357        170,019             228,116        1,077,318
  Royalty fees                                              -               -              -                   -          100,291
---------------------------------------------  ---------------  --------------  -------------  ------------------  ---------------
                                                      642,950       1,364,939      1,567,379           2,566,882       22,815,896
---------------------------------------------  ---------------  --------------  -------------  ------------------  ---------------

LOSS BEFORE OTHER ITEMS:                             (642,950)     (1,364,939)    (1,567,379)         (2,566,882)     (22,815,896)
  Interest income                                           -             861              -                 744           80,419
  Other income                                             51          15,847         19,536              47,325          158,610
  Interest and bank charges:
     Incurred                                        (130,768)        (37,936)      (144,394)            (97,074)      (1,047,243)
     Amortization of deemed discount                 (329,856)         (6,125)      (532,646)           (225,655)      (3,274,376)
  Equity in loss of:
    Prion Developmental Laboratories, Inc.                  -               -              -                   -       (2,436,553)
    Biotherapies, Inc.                                      -               -              -                   -       (5,437,610)
    Biomedical Diagnostics, LLC                             -               -              -                   -       (3,357,253)
  Gain on debt settlements                             27,901          25,275          4,868              25,275          868,972
---------------------------------------------  ---------------  --------------  -------------  ------------------  ---------------

NET LOSS                                       $   (1,075,622)  $  (1,367,017)  $ (2,220,015)  $      (2,816,267)  $  (37,260,930)
=============================================  ===============  ==============  =============  ==================  ===============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING      29,779,616      26,625,771     29,595,084          25,649,401       10,740,413
=============================================  ===============  ==============  =============  ==================  ===============
BASIC AND FULLY DILUTED LOSS PER COMMON SHARE  $        (0.04)  $       (0.05)  $      (0.08)  $           (0.11)  $        (3.50)
=============================================  ===============  ==============  =============  ==================  ===============

The  accompanying  notes  are  an  integral  part of these financial statements.

GENESIS  BIOVENTURES,  INC.
(a  New  York  Corporation)
(a  development  stage  company)
STATEMENT  OF  STOCKHOLDERS'  EQUITY
(Unaudited)
(Expressed  in  United  States  dollars)



JUNE  30,  2004
---------------

                                                                                                       Deficit
                      Common shares          Common share          Preferred shares                  accumulated
                 ----------------------     subscriptions       ---------------------  Additional       during         Total
                     Number              ---------------------     Number                paid-in      development   stockholders'
                   of shares    Amount    Number      Amount     of shares    Amount     capital         stage         equity
                  -----------  --------  ---------  ----------  -----------  --------  ------------  -------------  -------------
                                  $                     $                       $           $              $              $
Issue of common
  stock for
  cash on
  organization
  of the
  Company. . . .   8,816,992     8,817          -           -            -         -             -              -          8,817
Loss for the
  period . . . .           -         -          -           -            -         -             -       (147,192)      (147,192)
                  -----------  --------  ---------  ----------  -----------  --------  ------------  -------------  -------------

Balance,
  December
  31, 1995 . . .   8,816,992     8,817          -           -            -         -             -       (147,192)      (138,375)

Consolidation
  of shares in
  November on
  a 50 for 1
  basis. . . . .  (8,640,456)   (8,799)         -           -            -         -         8,799              -              -
Loss for the
  period . . . .           -         -          -           -            -         -             -       (184,403)      (184,403)
                  -----------  --------  ---------  ----------  -----------  --------  ------------  -------------  -------------

Balance,
  December
  31, 1996 . . .     176,536        18          -           -            -         -         8,799       (331,595)      (322,778)

Issue of common
  stock for
  settlement of
  debt . . . . .   3,000,000       300          -           -            -         -       119,700              -        120,000
Loss for the
  period . . . .           -         -          -           -            -         -             -       (191,118)      (191,118)
                  -----------  --------  ---------  ----------  -----------  --------  ------------  -------------  -------------

Balance,
  December
  31, 1997 . . .   3,176,536       318          -           -            -         -       128,499       (522,713)      (393,896)

Issue of common
  stock for
  settlement of
  debt . . . . .   3,000,000       300          -           -            -         -       347,095              -        347,395
Issue of common
  stock for
  cash . . . . .   1,010,000       101          -           -            -         -       708,736              -        708,837
Loss for the
  period . . . .           -         -          -           -            -         -             -     (1,077,958)    (1,077,958)
                  -----------  --------  ---------  ----------  -----------  --------  ------------  -------------  -------------

Balance,
  December
  31, 1998 . . .   7,186,536       719          -           -            -         -     1,184,330     (1,600,671)      (415,622)

Issue of common
  stock for
  settlement of
  debt . . . . .     872,500        87          -           -            -         -       872,413              -        872,500
Common stock
  returned . . .         (39)        -          -           -            -         -             -              -              -
Issue of common
  stock for
  services . . .      60,000         6          -           -            -         -        59,994              -         60,000
Issue of common
  stock for
  shares of
  Biotherapies
  Incorporated .      60,000         6          -           -            -         -       239,994              -        240,000
Issue of
  preferred
  stock
  for cash
  (net of
  beneficial
  feature) . . .           -         -          -           -    2,000,000       200     5,210,976              -      5,211,176
Fair value of
  Options
  issued to
  consultants. .           -         -          -           -            -         -        81,252              -         81,252

                                                                                                       Deficit
                      Common shares          Common share          Preferred shares                  accumulated
                 ----------------------     subscriptions       ---------------------  Additional       during         Total
                     Number              ---------------------     Number                paid-in      development   stockholders'
                   of shares    Amount    Number      Amount     of shares    Amount     capital         stage         equity
                  -----------  --------  ---------  ----------  -----------  --------  ------------  -------------  -------------
                                  $                     $                       $           $              $              $
Beneficial
  feature of
  preferred
  stock
  issued . . . .           -         -          -           -            -         -       354,735              -        354,735
Deemed
  dividends
  on preferred
  stock. . . . .           -         -          -           -            -         -       232,065       (232,065)             -
Loss for the
  Period . . . .           -         -          -           -            -         -             -     (1,737,210)    (1,737,210)
                  -----------  --------  ---------  ----------  -----------  --------  ------------  -------------  -------------

Balance,
  December
  31, 1999 . . .   8,178,997       818          -           -    2,000,000       200     8,235,759     (3,569,946)     4,666,831

Issue of common
  stock for
  settlement of
  debt . . . . .     240,528        24          -           -            -         -       309,498              -        309,522
Exercise of
  share
  purchase
  warrants
  for cash . . .       9,000         1          -           -            -         -        62,999              -         63,000
Exercise of
  stock options
  for cash . . .      68,500         7          -           -            -         -       129,593              -        129,600
Issue of common
  stock for
  cash (net of
  cash share
  issue costs
  of $214,139
  and non-cash
  of $26,500). .     629,586        63          -           -            -         -     2,058,013              -      2,058,076
Issue of common
  stock for
  financing
  services
  provided . . .       2,000         -          -           -            -         -        26,500              -         26,500
Issue of common
  stock on
  acquisition. .   1,100,000       110          -           -            -         -     4,330,590              -      4,330,700
Issue of
  warrants to
  holders of
  promissory
  notes. . . . .           -         -          -           -            -         -       897,554              -        897,554
Issue of common
  stock on
  conversion of
  convertible
  preferred
  shares . . . .     758,464        76          -           -     (758,464)      (76)            -              -              -
Deemed
  dividends
  on preferred
  stock. . . . .           -         -          -           -            -         -       122,670       (122,670)             -
Fair value of
  options
  issued  to
  employees
  and
  consultants. .           -         -          -           -            -         -       686,448              -        686,448
Common stock
  subscribed,
  not issued . .           -         -    150,001           -            -         -             -              -        150,001
Note receivable
  share
  subscriptions.           -         -   (150,001)          -            -         -             -              -       (150,001)
Loss for the
  period . . . .           -         -          -           -            -         -             -     (5,868,006)    (5,868,006)
                  -----------  --------  ---------  ----------  -----------  --------  ------------  -------------  -------------

Balance,
  December
  31, 2000 . . .  10,987,075     1,099          -           -    1,241,536       124    16,859,624     (9,560,622)     7,300,225

Issue of common
  stock for
  settlement of
  debt and
  accrued
  interest . . .   1,004,605       100          -           -            -         -     1,757,959              -      1,758,059
Issue of common
 stock for
  cash (net of
  $15,001 non-
  cash issue
  costs) . . . .      70,589         7          -           -            -         -       134,994              -        135,001
Issue of common
  stock for
  share
  financing
  services
  provided . . .      21,559         2          -           -            -         -        42,549              -         42,551

                                                                                                       Deficit
                      Common shares          Common share          Preferred shares                  accumulated
                 ----------------------     subscriptions       ---------------------  Additional       during         Total
                     Number              ---------------------     Number                paid-in      development   stockholders'
                   of shares    Amount    Number      Amount     of shares    Amount     capital         stage         equity
                  -----------  --------  ---------  ----------  -----------  --------  ------------  -------------  -------------
                                  $                     $                       $           $              $              $
Issuance of
  common stock
  for cash
  (net of cash
  share issue
  costs of
  $86,515 and
  non-cash
  of $27,550). .     691,000        69          -           -            -         -       957,366              -        957,435
Issue of common
  stock on
  conversion of
  convertible
  preferred
  shares . . . .   1,064,974       106          -           -   (1,064,974)     (106)            -              -              -
Issue of common
  stock on
  settlement of
  debt and
  accrued
  interest . . .   2,000,000       200          -           -            -         -     2,499,800              -      2,500,000
Issue of common
  stock for
  goods and
  services
  provided . . .     111,510        11     50,000      91,250            -         -       237,849              -        329,110
Stock options
  exercised. . .     196,500        20          -           -            -         -       217,980              -        218,000
Shares
  issued to
  Biotherapies,
  Inc. . . . . .     600,000        60          -           -            -         -     1,679,940              -      1,680,000
Fair value of
  options and
  warrants
  issued to
  consultants
  and major
  shareholders
  for
  consulting
  and general
  financing
  services . . .           -         -          -           -            -         -     2,922,628              -      2,922,628
Shares
  issued to
  Biotherapies,
  Inc. . . . . .   2,524,030       252          -           -            -         -     4,719,684              -      4,719,936
Issue of common
  stock for
  cash (net
  of $93,451
  of cash and
  $32,556 of
  non- cash
  share issue
  costs) . . . .     667,101        67          -           -            -         -       874,577              -        874,644
Subscription
  receivable
  for issued
  shares . . . .           -         -          -           -            -         -       (15,000)             -        (15,000)
Common stock
  subscribed,
  not issued . .           -         -     60,000      90,000            -         -             -              -         90,000
Fair value of
  warrants
  issued for
  share
  financing
  costs. . . . .           -         -          -           -            -         -        32,556              -         32,556
Issue of common
  stock for
  property
  and equipment.       5,889         1          -           -            -         -        11,188              -         11,189
Dilution gain
  on shares
  issued
  by investee. .           -         -          -           -            -         -        53,635              -         53,635
Fair value of
  options and
  warrants
  issued to
  promissory
  note holders .           -         -          -           -            -         -       885,427              -        885,427
Fair value of
  beneficial
  conversion
  feature of
  promissory
  note issued. .           -         -          -           -            -         -       534,288              -        534,288
Loss for the
  period . . . .           -         -          -           -            -         -             -    (15,368,941)   (15,368,941)
                  -----------  --------  ---------  ----------  -----------  --------  ------------  -------------  -------------

Balance,
  December
  31, 2001 . . .  19,944,832     1,994    110,000     181,250      176,562        18    34,407,044    (24,929,563)     9,660,743
Issue of common
  stock
  previously
  subscribed
  for. . . . . .     110,000        11   (110,000)   (181,250)           -         -       181,239              -              -

                                                                                                       Deficit
                      Common shares          Common share          Preferred shares                  accumulated
                 ----------------------     subscriptions       ---------------------  Additional       during         Total
                     Number              ---------------------     Number                paid-in      development   stockholders'
                   of shares    Amount    Number      Amount     of shares    Amount     capital         stage         equity
                  -----------  --------  ---------  ----------  -----------  --------  ------------  -------------  -------------
                                  $                     $                       $           $              $              $
Issue of common
  stock for
  cash (net
  of cash
  share issue
  costs of
  $104,958
  and non-cash
 of $147,826). .     823,786        82    447,128     277,750            -         -       449,946              -        727,778

Issue of common
  stock on
  conversion of
  convertible
  preferred
  shares . . . .     112,000        12          -           -     (112,000)      (12)            -              -              -
Issue of common
  stock for
  services
  provided and
  settlement of
  accounts
  payable and
  accrued
  liabilities. .     498,377        50          -           -            -         -       556,028              -        556,078
Issuance of
  common stock
  for
  settlement
  of debt and
  accrued
  interest . . .   3,243,047       324          -           -            -         -     1,621,199              -      1,621,523
Stock options
  exercised. . .      36,097         3          -           -            -         -        38,200              -         38,203
Fair value of
  options and
 warrants
  issued to
  promissory
  note holders .           -         -          -           -            -         -        76,815              -         76,815
Fair value of
  beneficial
  conversion
  feature of
  promissory
  note . . . . .           -         -          -           -            -         -        31,037              -         31,037
Extinguishment
  of stock
  appreciation
  rights plan. .           -         -          -           -            -         -       632,066              -        632,066
Fair value of
  stock options
  issued
  to
  consultants. .           -         -          -           -            -         -        11,737              -         11,737
Fair value of
  warrants
  issued for
  share
  financing
  costs. . . . .           -         -          -           -            -         -       147,826              -        147,826
Loss for the
  period . . . .           -         -          -           -            -         -             -     (5,923,301)    (5,923,301)
                  -----------  --------  ---------  ----------  -----------  --------  ------------  -------------  -------------

Balance,
  December
  31, 2002 . . .  24,768,139     2,476    447,128     277,750       64,562         6    38,153,137    (30,852,864)     7,580,505
Issue of common
  stock
  previously
  subscribed
  for. . . . . .     447,128        45   (447,128)   (277,750)           -         -       277,705              -              -
Issue of common
 stock for
  cash (net
  of cash
  share issue
  costs of
  $174,152 and
  non- cash of
  $240,559). . .   2,410,111       241          -           -            -         -       533,348              -        533,589
Issue of common
  stock on
  conversion
  of
 convertible
  preferred
  shares . . . .       1,000         -          -           -       (1,000)        -             -              -              -
Issue of common
 stock for
  services
  provided and
  settlement of
  accounts
  payable
  and accrued
  liabilities. .   1,442,390       145          -           -            -         -     1,265,823              -      1,265,968
Fair value of
  beneficial
  conversion
  feature and
  discounts of
  promissory
  notes. . . . .           -         -          -           -            -         -        61,012              -         61,012

                                                                                                       Deficit
                      Common shares          Common share          Preferred shares                  accumulated
                 ----------------------     subscriptions       ---------------------  Additional       during         Total
                     Number              ---------------------     Number                paid-in      development   stockholders'
                   of shares    Amount    Number      Amount     of shares    Amount     capital         stage         equity
                  -----------  --------  ---------  ----------  -----------  --------  ------------  -------------  -------------
                                  $                     $                       $           $              $              $
Common share
  subscriptions.           -         -    150,000      60,000            -         -             -              -         60,000
Employee stock
  option
  compensation
  expense of
  option
  repricing. . .           -         -          -           -            -         -       388,550              -        388,550
Loss for the
  period . . . .           -         -          -           -            -         -             -     (4,542,786)    (4,542,786)
                  -----------  --------  ---------  ----------  -----------  --------  ------------  -------------  -------------

Balance,
  December
  31, 2003 . . .  29,068,768     2,907    150,000      60,000       63,562         6    40,679,575    (35,395,650)     5,346,838
Issue of common
  stock
  previously
  subscribed
  for. . . . . .     150,000        15   (150,000)    (60,000)           -         -        59,985              -              -
Issue of common
 stock for
  cash (net
  of share
  issue costs
  of $551) . . .      25,000         3          -           -            -         -         9,446              -          9,449
Issue of common
 stock for
  services
  provided
  and
  settlement
  of accounts
  payable and
  accrued
  liabilities. .     535,848        53          -           -            -         -       375,897              -        375,950
Employee stock
  option
  compensation
 expense
  (recovery) . .           -         -          -           -            -         -      (335,700)             -       (335,700)
Fair value of
  amendment
  to options
  and warrants
  previously
  issued for
  services and
  debt . . . . .           -         -          -           -            -         -        95,823              -         95,823
Fair value of
  sarrants
  issued for
  commissions
  on
  convertible
  notes issued .           -         -          -           -            -         -       397,336              -        397,336
Financing
  proceeds
  allocated to
  warrants
  issued with
  convertible
  notes. . . . .           -         -          -           -            -         -       512,101              -        512,101
Financing
  proceeds
  allocated to
  beneficial
  conversion
  option on
  convertible
  notes. . . . .           -         -          -           -            -         -       967,880              -        967,880
Loss for the
  period . . . .           -         -          -           -            -         -             -     (2,220,015)    (2,220,015)
                  -----------  --------  ---------  ----------  -----------  --------  ------------  -------------  -------------

Balance, June
  30, 2004 . . .  29,779,616     2,978          -           -       63,562         6    42,762,343    (37,615,665)     5,149,662
                  ===========  ========  =========  ==========  ===========  ========  ============  =============  =============

The  accompanying  notes  are  an  integral  part of these financial statements

GENESIS  BIOVENTURES,  INC.
(a  New  York  Corporation)
(a  development  stage  company)
STATEMENT  OF  CASH  FLOWS
(Unaudited)
(Expressed  in  United  States  dollars)

                                                                                                 TOTAL FROM
                                                                                                 INCEPTION,
                                                                                               (SEPTEMBER 19,
                                                                                                  1994) TO
                                                                                                  JUNE 30,
FOR THESIX MONTHS ENDEDJUNE 30,                                       2004          2003            2004
----------------------------------------------------------------  ------------  ------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                          $(2,220,015)  $(2,816,267)  $   (37,260,930)
Items not affecting cash:
Amortization                                                          922,014       944,563         4,917,817
Equity in loss of Biomedical Diagnostics LLC                                -             -         3,357,252
Equity in loss of Biotherapies, Inc.                                        -             -         5,437,611
Equity in loss of Prion Developmental Laboratories Inc.                     -             -         2,436,553
In-process research and development                                         -             -           750,000
Stock compensation                                                   (117,679)      624,501         5,113,361
Stock appreciation rights plan                                              -             -            29,230
Deferred finance costs and deemed discount amortization
   on promissory notes                                                532,646       225,655         3,382,709
Gain on debt settlement                                                (4,868)      (25,275)         (868,972)
Changes in operating assets and liabilities:
Amounts and other receivables                                          (6,315)       (9,564)          (12,739)
Prepaid expenses                                                        2,900             -           103,866
  Accounts payable and accrued liabilities                           (322,096)      672,644         5,338,400
  Due from related party                                                    -        51,906                 -
----------------------------------------------------------------  ------------  ------------  ----------------
                                                                   (1,213,413)     (331,837)       (7,275,842)
----------------------------------------------------------------  ------------  ------------  ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures on property and equipment                         (9,663)       (3,766)         (134,819)
Loan receivable                                                      (500,000)            -          (500,000)
Increase in deferred financing costs                                 (379,088)            -          (379,088)
Purchase of shares of Biotherapies Inc.                                     -             -        (2,643,976)
Investment in Prion Developmental Laboratories, Inc.                        -             -        (2,436,553)
Investment in Biomedical Diagnostics LLC                                    -             -        (3,000,000)
Investment in I.D. Certify, Inc.                                            -             -          (800,160)
Acquisition of Biomedical Diagnostics, LLC, net of cash acquired            -             -        (2,696,756)
Cash acquired on consolidation                                              -             -             8,617
Deposit on future acquisitions                                              -             -           (50,000)
  Purchase of short-term investments                                        -       (37,231)         (441,511)
  Redemption of short-term investments                                 20,592             -           387,592
----------------------------------------------------------------  ------------  ------------  ----------------
                                                                     (868,159)      (40,997)      (12,686,654)
----------------------------------------------------------------  ------------  ------------  ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of share purchase warrants                                         -             -            63,000
Exercise of stock options                                                   -             -           385,803
Issuance of promissory notes                                        2,315,000        21,681         8,179,428
Repayment of promissory notes                                        (140,734)            -          (750,234)
Common stock issued for cash                                           10,000       122,750         6,202,602
  Common stock subscriptions                                                -       238,292           427,750
  Preferred stock issued for cash                                           -             -         5,565,911
----------------------------------------------------------------  ------------  ------------  ----------------
                                                                    2,184,266       382,723        20,074,260
----------------------------------------------------------------  ------------  ------------  ----------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                             102,694         9,889           111,764
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          9,070        11,860                 -
----------------------------------------------------------------  ------------  ------------  ----------------
CASH AND CASH EQUIVALENTS, ENDING OF PERIOD                       $   111,764   $    21,749   $       111,764
================================================================  ============  ============  ================

The  accompanying  notes  are  an  integral  part of these financial statements.

GENESIS  BIOVENTURES,  INC.
(a  New  York  Corporation)
(a  development  stage  company)
STATEMENT  OF  CASH  FLOWS
(Unaudited)
(Expressed  in  United  States  dollars)

                                                                                                   TOTAL FROM
                                                                                                   INCEPTION,
                                                                                                 (SEPTEMBER 19,
                                                                                                    1994) TO
                                                                                                    JUNE 30,
FOR THE SIX MONTHS ENDEDJUNE 30,                                             2004       2003          2004
------------------------------------------------------------------------  ----------  ---------  ---------------
                                                                                                    RESTATED

SUPPLEMENTAL DISCLOSURE:
Cash paid for:
   Income taxes                                                           $        -  $       -  $             -
   Interest                                                                   22,545        752          310,630
Non-cash activities
   Common stock issued to settle promissory notes payable and
  accounts payable and accrued liabilities                                   245,984    149,758        8,779,235
   Common stock issued for shares of Biotherapies Inc. and patents                 -          -        4,570,700
   Discounts and beneficial conversion feature on promissory notes         1,479,981    225,655        3,966,114
   Deemed dividends on preferred shares                                            -          -          354,735
   Common stock issued on conversion of preferred shares                           -          -              194
   Contribution to BioMedical Diagnostics, LLC of rights acquired                  -          -        2,680,860
   Issuance of common stock and warrants for share financing services            551     68,435          464,043
   Fair value of warrants issued as commission on convertible notes          397,336          -          397,336
   Issuance of common stock on acquisition                                         -          -        1,680,000
   Shares issued as consideration for acquisition of 50% interest in LLC           -          -        4,719,336
   Subscription receivable for issued common shares                                -    418,250           15,000
   Common stock issued for fixed assets                                            -          -           11,189
   Extinguishment of stock appreciation rights plan                                -          -          632,066
   Conversion of trade payables to promissory notes                                -     60,000           60,000
   Forgiveness of salaries                                                         -          -          489,905


The  accompanying  notes  are  an  integral  part of these financial statements.

GENESIS  BIOVENTURES,  INC.
(a  New  York  Corporation)
(a  development  stage  company)
NOTES  TO  THE  FINANCIAL  STATEMENTS
(Unaudited)
(Expressed  in  U.S.  dollars)

JUNE  30,  2004
---------------

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

The Company's future operations are dependent upon the Company's ability to remain compliant with its medical technology license agreement with the University of Michigan and its debt agreements, complete the proposed merger transaction (note 4(a)), obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from its investments. Furthermore, the Company's equity investments may require additional funding from the Company to continue research and development and other operating activities. As of June 30, 2004, the Company is considered to be in the development stage as the Company has not generated revenues, and has experienced negative cash flow from operations and is in default of promissory note obligations totalling $20,000. The Company had a working capital deficiency of $3,922,421 as at June 30, 2004. The Company does not have sufficient working capital to sustain operations until the end of the year and is in immediate need of cash financing. The Company is currently looking to secure additional funds through future debt or equity financings. Such financings may be not available or may not be available on reasonable terms. If the Company is unable to obtain required financing, it may have to reduce or cease operations or liquidate certain assets.

2.     BASIS  OF  PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for a complete set of annual financial statements. The Company believes that its disclosures are adequate so that the information presented is not misleading. These condensed financial statements should be read with the annual audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB and other reports filed with the SEC. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of results of the financial position and the operations have been included in the consolidated financial statements. Results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for any other quarter or for the fiscal year ended December 31, 2004.

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

                                                                                     Period from
                       Three months ended June 30,     Six months ended June 30,     September 19,
                     --------------------------------  --------------------------  1994 (inception)
                           2004              2003           2004          2003     to June 30, 2004
Net loss as          $(1,075,622)  $      (1,367,017)  $(2,220,015)  $(2,816,267)  $(37,260,930)
reported

Add:  Employee          (262,200)            254,250      (335,700)      252,250         52,850
stock-based
compensation
expense (recovery)
as reported

Deduct:  Total
stock-based             (416,917)           (148,353)     (416,917)     (148,353)    (1,799,947)
compensation
expenses
determined under
the fair value
method
-------------------  ------------  ------------------  ------------  ------------  -------------

Pro forma net loss   $(1,754,739)  $      (1,261,120)  $(2,972,632)  $(2,712,370)  $(39,008,027)

Basic and diluted
loss per share:
 As reported         $     (0.04)  $           (0.05)  $     (0.08)  $     (0.11)  $      (3.50)
 Pro forma           $     (0.06)  $           (0.05)  $     (0.10)  $     (0.11)  $      (3.66)
===================  ============  ==================  ============  ============  =============

4.     COMMITMENTS  AND  CONTINGENCIES

(a)     Proposed  Transaction

     On August 5, 2003, the Company signed a letter of intent to merge with Corgenix Medical Corporation ("Corgenix") of Westminster, Colorado. On November 30, 2003, the Company amended the Letter of Intent to postpone the closing date from January 31, 2004 to March 31, 2004 and to reduce the amount of additional equity financing required from $3 million due on September 30, 2003 to $2 million due on November 30, 2003.

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

 (b)     University  Of  Michigan  License

     On May 13, 2003, the Company signed a license agreement with the University of Michigan for the exclusive rights to the mammastatin diagnostic technology. As amended October 27, 2003, the terms of the agreement required license issue fees of $155,000 due on or before February 29, 2004. The full amount was paid, although a portion of it was paid in arrears. The University did not declare any default by the Company and accepted late payment without objection. In addition, the Company was required to have met certain commercialization, research and development requirements within five months of signing the agreement. The University of Michigan has been notified that these requirements have been met. Other requirements include royalty fees of 3% to 5% of net sales revenues generated and 20% of sublicense or royalty revenues, annual license maintenance fees of $25,000 to $100,000 and milestone payments on meeting certain significant development targets. Any future failure of the Company to meet any payment within the deadlines due, including any extension provided, would allow the University of Michigan to terminate the agreement. If the agreement is ultimately terminated and the Company's access to the mammastatin diagnostic technology is not re-established, the Company will likely be required to recognize an impairment in value of its medical technology license.

(c)     Legal  Proceedings

Biotherapies, Inc. is the owner of 2,311,560 shares of the Company's Common Stock, constituting approximately 6% of the Company's Common Stock outstanding. In addition, the Company is the owner of slightly less than 10% of the Common Stock of Biotherapies. The cross-ownership resulted from a previous sublicense arrangement relating to a Mammastatin Serum Assay ("MSA") technology, since terminated by Biotherapies. Biotherapies had been a licensee of the University of Michigan, which license was terminated in January of 2003. The Company is currently, and has been since May of 2003, a direct licensee of the University of Michigan MSA technology, which is proposed to be used as a risk screening tool for breast cancer.

On November 26, 2003, Biotherapies Inc. and its principal, Dr. Paul Ervin Jr. had filed a civil action in the United States District Court for the Eastern District of Michigan against Genesis Bioventures, Inc. (GBI), and its President, seeking more than $2,000,000 of alleged monetary damages and certain other claimed relief. The Company vigorously disputed and defended against the civil action.

On June 10, 2004, a Settlement Agreement was signed by the Company and its President, Biotherapies Inc. and Dr. Ervin. Subsequently, a Stipulated Order to Dismiss was submitted to the courts. The Order was accepted and signed by the courts on June 16, 2004. No cash settlement of the claims was paid. $40,000 was paid to Biotherapies for certain property previously delivered to GBI. Biotherapies has agreed to certain limitations on any future sale or offer of its GBI shares.

By entering into the Settlement Agreement, the Defendants did not admit, and each specifically denied, any liability, wrongdoing or violation of any law, statute, regulation or policy and it was expressly understood and agreed that the sole purpose of the Settlement Agreement was to amicably resolve all matters arising out of, or related to, the civil action and other transactions referenced in the Settlement Agreement.

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

The Company has determined that it is not possible at this time to predict the final outcome of this legal proceeding and that it is not possible to establish a reasonable estimate of possible damages, if any, or reasonable to estimate the range of possible damages that may be awarded to the plaintiff. Any adjustments to the amounts recognized will be recorded when determinable.

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

(d)     Operating  lease:

The Company leases office equipment and facilities in British Columbia under operating lease agreements that expire in 2007. Minimum lease payments under these operating leases are approximately as follows:

Year  ending  December  31:

2004                    $     69,885
2005                           2,283
2006                           2,283
2007                           1,903
2008                               -

5.     PROMISSORY  NOTES  PAYABLE

                                                June 30,     December 31,
                                                  2004           2003
--------------------------------------------  ------------  --------------
                                              (Unaudited)
Shareholders and directors and other:
  July 3 and October 3 and 30, 2001           $   701,447   $     700,000
  Other                                                 -          12,181

Due to private investors:
  Issued:
    August through October, 2001                  143,647         143,647
    Other - Biotherapies                                -          44,662
    April through October, 2002                    70,000         160,000
    June 2004 (a)                  2,315,000            -               -
    Less: Unamortized discount relating to
      warrants and beneficial conversion
      feature                     (1,242,886)   1,072,114               -
--------------------------------------------  ------------  --------------

                                                1,285,761         348,309
--------------------------------------------  ------------  --------------

         Total Promissory notes payable         1,987,208       1,060,490

  Less: Current portion of promissory notes    (1,987,208)     (1,060,490)
--------------------------------------------  ------------  --------------

                                              $         -   $           -

(a) On March 12 and March 19, 2004, the Company completed a private placement for gross proceeds of $2,315,000 on the sale of certain securities (the "Bridge Securities"). As at March 31, 2004, the Company had received $2,210,000 of the gross proceeds. The remaining $105,000 was received subsequent on April 15, 2004. The securities sold are (i) convertible notes carrying interest at the rate of 10% per annum due in 13 months from issuance, and (ii) five year warrants to purchase additional common shares of the Company's stock. Each note is accompanied by warrants to purchase an additional 500 shares for each $1,000 of face amount of notes purchased. The convertible notes are repayable at the earlier of (i) within 10 business days following the closing of the Take-Out Financing or (ii) at maturity, at 110% of the principal amount plus accrued interest, increasing to 115% of the principal amount if a registration statement is not yet effective. The interest on the convertible notes are payable in cash or common shares of the Company, at the option of the Company. The Company was obligated to file a registration statement with respect to the common stock underlying the Bridge Securities and to cause it to become effective by April 30, 2004.

     The registration statement was not effective by April 30, 2004 and as a result, a warrant exercise price reset occurred. As at June 30, 2004 the registration statement was not yet effective and the exercise price of the warrants has been reduced by 10% of the exercise price. The exercise price will be further reduced by 5% each month until the registration is effective. However, in no event will the cumulative reduction in the exercise price of the warrants exceed 20%.

     The proceeds of the financing allocated to the estimated fair value of the conversion feature of $967,880 and the fair value of warrants issued of $512,101 have been recorded as an addition to additional paid in capital and as a reduction in the carrying amount of debt. The cumulative discount to the carrying value of the debt of $1,479,981 is being accreted to its redemption value over the term to maturity through charges to non-cash interest expense.

     The placement agent received five-year warrants to purchase that number of common shares equal to 15% of the underlying warrants sold in the financing. These warrants to the placement agent have been recorded as non-cash financing costs. Cash financing costs of $379,088 and non-cash financing costs of $397,405 have been recorded as deferred financing costs and are being amortized over the term to maturity of the debt. Amortization expense during the six months ended June 30, 2004 was $214,242.

     During the six months ended June 30, 2004, $140,734 of existing notes were repaid. As at June 30, 2004, a loan with a principle balance of $20,000 was in default. The lender has not demanded repayment. Subsequent to June 30, 2004, the Company obtained an extension of the maturity date of a $700,000 promissory note held by a related party to December 31, 2004 from its original maturity date of July 2004. Discounts on promissory notes amortized to interest expense during the six months ended June 30, 2004 totalled $237,098 (2003 - $219,530). Interest on the related party balance totalled $36,823 for the six months ended June 30, 2004.

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

     Subsequent to June 30, 2004, the Company approved the issuance of 208,002 common shares as payment in lieu of cash of interest on the convertible notes issued in the $2,315,000 financing (note 5(a)). First payment was due and payable on June 30, 2004.

     Stock  option  activity  since  December  31,  2003  is  presented  below:

                                                              Weighted
                                                               average
                                          Number of shares  exercise price
                                          ----------------  --------------
Options outstanding at December 31, 2003       2,090,000    $0.64
  Granted                                      1,298,903    $0.39
  Cancelled                                      (20,000)   $1.67
  Exercised                                            -    $   -
                                          ----------------  --------------
Options outstanding at June 30, 2004           3,368,903    $0.54

All  options  outstanding  at  June  30,  2004  are  exercisable.

The  following  table summarizes the stock options outstanding at June 30, 2004:

                              Weighted
                              average
                             remaining
   Range of     Number of   contractual   Weighted average
exercise price    shares        life       exercise price
--------------  ----------  ------------  ----------------
0.39               1,298,903         5.0  $       0.39
0.48               1,700,000         2.9  $       0.48
1.00 - $1.10         210,000         2.8  $       1.01
1.67                 160,000         3.0  $       1.67
--------------  ----------  ------------  ----------------
                   3,368,903         3.7  $       0.53

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

As of June 30, 2004, the period then ended and currently, the Company is a North American based biomedical company with its primary focus on the development and marketing of its breast cancer risk assessment tool, which has been directly licensed from the University of Michigan. The Company is also an investor in a portfolio company, which is involved in neurodegenerative diagnostics.

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


1.     HISTORY  OF  GENESIS  BIOVENTURES,  INC.

The Company was originally incorporated in the State of New York, in 1994, and changed its business focus to biomedical research in 1998. From February 1999 to December 2000, the Company's shares traded on the Over the Counter Bulletin Board ("OTCBB"). On December 19, 2000, the Company began trading on the American Stock Exchange (AMEX), under the symbol GBI. In March of 2000, the Company's common stock began trading on the Frankfurt Stock Exchange under the symbol BBL and in March of 2001, was accepted for trading on the Berlin Stock Exchange under the same symbol. The Company is currently seeking to delist from the Berlin Stock Exchange.

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

4.     UNIVERSITY  OF  MICHIGAN  LICENSE  DISCUSSIONS

On May 13, 2003 the Company signed a License Agreement with the University of Michigan for the exclusive rights to the mammastatin diagnostic technology. As amended October 27, 2003, the terms of the Agreement required license issue fees of $155,000 due on or before February 29, 2004. The full amount was paid, although a portion of it was paid in arrears. The University extended terms for payment, did not declare any default by the Company and accepted late payment without objection. In addition, the Company was required to have met certain commercialization, research and development requirements within five months of signing the Agreement. The University of Michigan has been notified that these requirements have been met. Other requirements include royalty fees of 3% to 5% of Net Sales revenues generated and 20% of sublicense or royalty revenues, annual license maintenance fees of $25,000 to $100,000 and milestone payments on meeting certain significant development targets. Any future failure of the Company to meet any payment within the deadlines due, including any extension provided, would allow the University of Michigan to terminate the Agreement.

5.     PRODUCT  DEVELOPMENT  PROGRAM

It has been estimated by generally accepted reliable medical sources that one in eight women in the United States, out of over 108 million women at risk, will be diagnosed with breast cancer at some point in her lifetime, regardless of family history or other known risk factors. Only approximately 10% of breast cancer is known to be hereditary, while the remaining 90% of cases develop without a known underlying genetic defect. Early detection is a significant factor affecting long-term survival.

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

Biomedical  Diagnostics  has  an  agreement  with ARUP Laboratories of Salt Lake
City, Utah to market and service the MSA technology. The University of Utah wholly owns ARUP Laboratories. The agreement gives ARUP Laboratories rights to market and service the MSA test to clients worldwide. To June 30, 2004, only a nominal amount has been sold.


6.     PRION  DEVELOPMENTAL  LABORATORIES,  INC.

Genesis Bioventures holds a 33% equity interest in Prion Developmental Laboratories Inc., a privately held biotechnology company specializing in the development of rapid and inexpensive diagnostics to detect Transmissible Spongiform Encephalopathies (TSE's) such as Mad Cow Disease in cattle and Chronic Wasting Disease, which occurs in deer and elk. Through a collaboration agreement with Bayer Pharmaceutical, PDL is also developing a test to screen human blood and tissue for the presence of Prion disease. Founded in 1999, PDL is a privately held company incorporated in Maryland, with head offices and a manufacturing facility located in Buffalo Grove, Illinois. Pursuant to an Investment Agreement dated September 8, 2000 with PDL, the Company invested a total of $2.0 million in PDL, which provided Genesis Bioventures with a 25% equity ownership in this company. On August 22, 2001, Genesis Bioventures exercised a right of first refusal to invest additional funds in PDL, through a warrant to purchase an additional one million shares of PDL common stock for $400,000, increasing Genesis Bioventures' equity interest in PDL to 33%.

On May 25, 2004, GBI and Corgenix entered into a Collaboration Agreement with PDL and its parent company, Efoora, Inc. The Agreement provides for financial, scientific and technical cooperation between the Parties, with emphasis on research and product development, testing, quality assurance, regulatory approval, delivery methods and product commercialization activities of PDL.

The Agreement also contemplates that the Parties will explore and establish a potential mechanism for GBI/Corgenix, when and if the merger has been completed, to have an effective first opportunity to acquire all of the interests of Efoora and the other PDL shareholders in PDL, pursuant to an exchange of securities, or if such a transaction cannot be arrived at, for each of Efoora and GBI/Corgenix to have an opportunity to acquire all of the interests of the other in PDL for cash.

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

PDL received United States Department of Agriculture approval for its Chronic Wasting Disease (CWD) strip test in March 2004. CWD is similar to Mad Cow Disease but affects deer and elk. The risk of transmission to humans and agriculturally important livestock animals such as cattle is unknown at this time but is cause for serious concern.

The US Patent and Trademark Office recently issued a first action notice to PDL for proprietary buffer formulations allowing four separate claims regarding the strip test. This will aid in protecting PDL's position as the first 'truly rapid, hand-held' test, taking less than one hour, for point of use testing of prion diseases.

The PDL strip test was utilized by PDL scientists who participated in the testing of white tail deer during the past hunting season in conjunction with the State of Wisconsin Veterinary Diagnostics Laboratory and Wyoming State Diagnostics Laboratory. The CWD Antigen Test Kit is a qualitative test for the detection of the unique identifier of CWD, the pathogenic form of the prion protein, PrPsc. Results from this testing provided positive predictive accuracy greater than 99% and negative predictive accuracy of greater than 96%. The simple, inexpensive test would be practical for use at field testing stations as well as in laboratories.

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

The current rapid testing methods for TSE's must be performed in laboratories by laboratory technicians and take approximately four and a half hours to achieve results. The PDL strip test is a hand held device that can be performed on site and will achieve results in less than one hour. The Company is not aware of any other technology that is as easy to use or achieves results as quickly as the PDL strip test.

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

8.     PROPOSED  TRANSACTIONS

I          Merger  with  Corgenix  Medical  Corporation

On August 5, 2003 (as amended October 21, 2003), the Company signed a letter of intent ("LOI") to merge with Corgenix(OTC: "CONX") (the prospective merger between Genesis Bioventures and Corgenix is herein after referred as the "Merger Transaction"), a Westminster, Colorado based company specializing in the development, manufacturing, and worldwide marketing and distribution of products for the medical diagnostic industry. In its fiscal year ended June 30, 2003 Corgenix generated revenues of approximately $5,000,000 and reported a net loss of approximately $305,000, and for the six months ending December 31, 2003, had revenues of approximately $2,400,000 and a net loss of approximately $141,000. On March 12, 2004, the Company and Corgenix signed a Definitive Agreement to effectuate the Merger. Information with respect to Corgenix contained herein has been taken from the Merger Agreement and Corgenix public filings. Corgenix is not responsible for the contents of the Company's 10-QSB.

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

Under the terms of the Merger Agreement, the Company will issue 14 million (14,000,000) common shares in exchange for 100% of Corgenix's 5.3 million outstanding common shares. The terms of the Merger Agreement also provide that Corgenix's current management team will assume the responsibility of managing the combined entity, which will continue to be known as Genesis Bioventures, Inc. and will be headquartered in Westminster, Colorado, Corgenix's current corporate headquarters. The parties are seeking to close the Merger Transaction on or before August 31, 2004. The parties are in discussions regarding the deferral of this date for completion to a later date.

The parties are planning and proceeding to effectuate the Merger Transaction. There is no assurance that such transaction will be consummated. In the event of a breach of the Merger Agreement, the breaching party may be liable for up to $1,500,000 of liquidated damages penalties.


9.     INTELLECTUAL  PROPERTY

The Company has filed United States and Canadian trademark applications for the use of the name Genesis Bioventures. On November 3, 2000, the Company filed a trademark application for "GENESIS BIOVENTURES" with the U.S. Patent and Trademark Office. On December 21, 2000, the Company filed a trademark application for "Genesis Bioventures LOGO" with the U.S. Patent and Trademark Office. On April 14, 2004, the U.S. Patent and Trademark Office issued a Notice of Publication in connection with the trademark application. The mark appeared in the Official Gazette on May 4, 2004 for opposition purposes. If no opposition is filed within 30 days, the Commissioner may issue a notice of allowance. The Company has not been notified of any opposition or allowance as of June 30, 2004. The Company expects to file additional trademark applications from time-to-time in the future as necessary.

10.     GOVERNMENT  REGULATION  -  BIOTECHNOLOGY  PRODUCT  DEVELOPMENT

Genesis Bioventures and its portfolio companies are developing biotechnology products for use in diagnosing or treating human or animal diseases. As the investments to date are in biotech companies in the United States, these companies are affected by governmental regulations from the United States Food and Drug Administration (FDA) for products intended to be used for humans and from the United States Department of Agriculture (USDA) for plant and animal products.

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

11.     HUMAN  RESOURCES

The Company currently has 10 employees, six are employed in the Company's finance and administration headquarters in Surrey, British Columbia, Canada and four are employed in the Company's research facilities in Ann Arbor, Michigan.

The Company's research employees have combined backgrounds in molecular biology, biochemistry, hybridoma production, cancer biology research, quality assurance and regulatory affairs.

12.     RISK  FACTORS

RELATING  TO  THE  BUSINESS  OF  GENESIS  BIOVENTURES

LACK  OF  ADEQUATE  CAPITAL

Although the Company recently completed a $2.3 Million Private Placement of Bridge Securities, the Company and/or the combined entity will need additional funding for operations. The Merger Agreement contemplates and fixes as a condition to closing that there will be an additional equity financing of $6 million. There is no assurance that such a financing will be achieved, most notably, such failure would allow Corgenix to terminate the Merger Agreement.

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

PRIOR  LOSSES  FROM  OPERATIONS

The Company has operated since its inception as a research and development entity and has accordingly incurred losses from operations. For the last two fiscal years ended December 31, 2003 and 2002, and the six months ended June 30, 2004, the Company sustained net losses of $4,542,786, $5,923,301, and $2,220,015 respectively. At June 30, 2004 there was a working capital deficit of $3,922,421. Capital requirements have been and will continue to be significant, and the Company's cash requirements have exceeded cash flow from operations since inception. Genesis Bioventures is in need of additional capital to continue to operate. The Company has been dependent on the proceeds of private placements of securities to satisfy working capital requirements. The Company continues to be dependent upon the proceeds of future offerings or public offerings to fund development of products, short-term working capital requirements, marketing activities and to continue implementing the current business strategy. There can be no assurance that Genesis Bioventures will be able to raise necessary capital.

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

COMPETITION

To date, there are no other blood tests available capable of assessing risk for breast cancer prior to development of the disease. Protein or tumor "markers" indicate that cancer is already present. The mammastatin diagnostic technology is potentially the only test with the ability to provide much earlier awareness of the risk of breast cancer so that appropriate monitoring or preventive therapy can be implemented. If the MSA is useable for the diagnostic purposes intended, the Company is not aware of any other technology, which could be used in competition to MSA testing for such early awareness of the risk of breast cancer.

Competition in the biotechnology industry is intense and based significantly on scientific and technological factors. These factors include the availability of patent and other protection for technology and products, the ability to commercialize technological developments and the ability to obtain governmental approval for testing, manufacturing and marketing. The Company competes with other specialized biotechnology firms in the United States, and elsewhere. Biotechnology firms are not limited geographically. Many biotechnology companies have focused their development efforts in the human diagnostics and therapeutics area, including cancer. Many major pharmaceutical companies have developed or acquired internal biotechnology capabilities or made commercial arrangements with other biopharmaceutical companies. These companies, as well as academic institutions, governmental agencies and private research organizations, also compete with the Company in recruiting and retaining highly qualified scientific personnel and consultants. Genesis Bioventures and its affiliate companies have to compete against other biotech companies with greater market recognition and substantially greater financial, marketing and other resources.

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

ADDITIONAL  SECURITIES

The Genesis Bioventures Certificate of Incorporation authorizes its Board of Directors to issue up to 100,000,000 shares of preferred stock, from time to time, in one or more series. The Board of Directors is authorized, without further approval of the stockholders, to fix the dividend rights and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences, privileges and restrictions applicable to each new series of preferred stock. The issuance of such stock could adversely affect the voting power of the holders of Common Stock and, under certain circumstances, make it more difficult for a third party to gain control of the Company, discourage bids for the common stock at a premium, or otherwise adversely affect the market price of the common stock. As of June 30, 2004 the Company has issued 2,000,000 shares of Class A Convertible Preferred Stock ("Class A Preferred Stock") of which 63,562 are issued and outstanding. Class A Preferred Stock is subject to anti-dilution provisions which could cause additional shares of Common Stock to be issued upon completion of the Takeout
Financing,  and/or  the  Merger  Transaction.

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

CORGENIX LOSSES INCURRED; FUTURE CAPITAL NEEDS; RISKS RELATING TO THE DIAGNOSTIC PRODUCTS BUSINESS; UNCERTAINTY OF ADDITIONAL FUNDING

Corgenix has incurred operating losses and negative cash flow from operations for most of its history. Net losses incurred since inception have aggregated $4,729,316 and there can be no assurance that Corgenix will be able to generate positive cash flows to fund its operations in the future or to pursue its strategic objectives. Corgenix believes that it will have sufficient cash and borrowing availability to satisfy its operating needs for at least the next year.

DEPENDENCE ON COLLABORATIVE RELATIONSHIPS AND THIRD PARTIES FOR PRODUCT DEVELOPMENT AND COMMERCIALIZATION

Corgenix has historically entered into licensing and research and development agreements with collaborative partners, from which it derived a significant percentage of its revenues in past years. Pursuant to these agreements, its collaborative partners have specific responsibilities for the costs of development, promotion, regulatory approval and/or sale of its products. It will continue to rely on future collaborative partners for the development of products and technologies. There can be no assurance that it will be able to negotiate such collaborative arrangements on acceptable terms, if at all, or that current or future collaborative arrangements will be successful. To the extent that it is not able to establish such arrangements, it could experience increased capital requirements or be forced to undertake such activities at its own expense. The amount and timing of resources that any of these partners devotes to these activities will generally be based on progress by Corgenix in its product development efforts. Usually, collaborative arrangements may be terminated by the partner upon prior notice without cause and there can be no assurance that any of these partners will perform their contractual obligations or that they will not terminate their agreement. With respect to any products manufactured by third parties, there can be no assurance that any third-party manufacturer will perform acceptably or that failures by third parties will not delay clinical trials or the submission of products for regulatory approval or impair their ability to deliver products on a timely basis.

DEPENDENCE ON DISTRIBUTION PARTNERS FOR SALES OF DIAGNOSTIC PRODUCTS IN INTERNATIONAL MARKETS

Corgenix has entered into distribution agreements with collaborative partners in which it has granted distribution rights for certain of its products to these partners within specific international geographic areas. Corgenix is dependent on its partners for such distribution arrangements.

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

The consolidated financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If the Company were not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements. As described elsewhere in this report, at June 30, 2004, there are certain conditions that currently exist which raise substantial doubt about the validity of this assumption. While the Company anticipates raising additional private placement funds to remove the substantial doubt, these private placements are not assured. Failure to raise additional funds may result in the Company curtailing operations or writing assets and liabilities down to liquidation values, or both.

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

RESULTS  OF  OPERATIONS

SIX  MONTHS  ENDED  JUNE  30,  2004  COMPARED TO SIX MONTHS ENDED JUNE 30, 2003:

For the six months ended June 30, 2004, the Company incurred a net loss of $2,220,015 compared to $2,816,267 for the six months ended June 30, 2003, a decrease of $596,252. The significant reasons for the decrease are described below:

Amortization is calculated on the Company's property and equipment and medical technology license. Amortization for the six months ended June 30, 2004 was $922,014 compared to $944,563 for the six months ended June 30, 2003,a decrease of $22,549. Amortization has decreased due to certain property and equipment assets being fully depreciated prior to June 30, 2004.

Investor relations are costs incurred by the Company for general financing services and investor relations services. These costs decreased by $126,169 for the six months ended June 30, 2004 compared to June 30, 2003. Investor relations expenses were higher in 2003 due to the fair value of warrants, options and common shares issued to service providers and actual cash expenses paid. The Company limited cash expenditures in the six months ended June 30, 2004 in an effort to conserve cash resources. Included in investor relations expenses in the period is the fair value of common shares issued to a consultant in settlement of a claim of $74,000.

Legal and Accounting expenses increased by $2,666 for the six months ended June 30, 2004 as compared to June 30, 2003 due to increased legal activity in the period.

Management and consulting fees decreased by $75,347 for the six months ended June 30, 2004 compared to June 30, 2003 as no outside consultants were utilized during the period.

Office and miscellaneous expenses decreased by $45,126 for the six months ended June 30, 2004 compared to June 30, 2003 due primarily to the write-off of an advance to a related party in 2003 of $53,139.

Rent  and  occupancy  costs  decreased  by  $13,344  for  the  six  months ended
June 30, 2004 compared to June 30, 2003 as a lease on certain office space expired.

Salaries and benefits decreased by $604,857 for the six months ended June 30, 2004 compared to June 30, 2003 reflecting a recovery in stock-based employee compensation expense of $335,700 from the application of variable accounting after the repricing of stock options issued to officers, director and employees.

Research and development expenses decreased by $58,097 for the six months ended June 30, 2004 compared to June 30, 2003 reflecting the reduced activity due to limited cash resources.

Interest and bank charges incurred and amortized, increased by $354,311 for the six months ended June 30, 2004 due to an increase in the beneficial conversion features and deemed discounts related to equity instruments issued along with promissory notes and cash financing costs. The fair value of the equity instruments issued along with promissory notes is amortized to interest expense over the term to maturity of the promissory notes.

Gain on debt settlements during the six months ended June 30, 2004 of $4,868 resulted from the gain on settlement of a Biomedical loan offset by the loss on settlement of accounts payable and accrued liabilities through the issuance of common shares and warrants.

Loss per share was $(0.08) for the six months ended June 30, 2004 compared to $(0.11) for the six months ending June 30, 2003. The decrease in loss per share is due to the decreased loss during the period and the increased weighted average number of shares outstanding. The weighted average number of shares outstanding for the six months ended June 30, 2004 was 29,595,084 compared to 25,649,401 for the six months ended June 30, 2003.

The Company's total assets as at June 30, 2004 were $9,250,505 compared to total assets of $9,027,588 as at December 31, 2003, substantially all of which represents the carrying value of medical technology.

THREE  MONTHS  ENDED  JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

For the quarter ended June 30, 2004, the Company incurred a loss of $1,075,622 compared to $1,367,017 for the three months ended June 30, 2003, a decrease of $291,395. The decrease in the loss is due to decreases in salaries and benefits of $531,346 reflecting a recovery of stock based employee compensation expense from the application of variable accounting after the re-pricing of stock options issued to officers, directors and employees, an increase in interest expenses of $416,563, a decrease in investor relations stock-based compensation of $56,600 and lower rent and research and development costs.

Legal and accounting fees increased from $143,479 to $172,486, which is attributable to increased legal fees.

Management and consulting fees decreased from $41,925 during the three months ended June 30, 2003 as no outside consultants were utilized during the quarter.

Interest and bank charges increased from $44,061 during the three months ended June 30, 2003 to $460,624, which is attributable to an increase in the beneficial conversion features and deemed discounts related to equity instruments issued along with promissory notes and cash financing costs.

LIQUIDITY  AND  CAPITAL  RESOURCES

Cash flows used in operating activities totalled $1,213,413 for the six months ended June 30, 2004 compared to $331,837 for the six months ended June 30, 2003.

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

A  summary  of  the  Company's  financial  commitments  are  set  out  below:

                                      PAYMENTS DUE BY PERIOD ENDING DECEMBER 31
                                                LESS  THAN  1
CONTRACTUAL  OBLIGATIONS               TOTAL        YEAR         1 - 3 YEARS   4 - 5 YEARS  AFTER  5  YEARS
------------------------------------------------------------------------------------------------------------
Operating  leases                       9,250       9,250             -             -               -
------------------------------------------------------------------------------------------------------------
Total contractual cash obligations    $ 9,250     $ 9,250         $   -         $   -        $      -
============================================================================================================

As of June 30, 2004, the Company had cash on hand of approximately $111,764 and a working capital deficiency of $3,922,421. In the opinion of management, cash on hand is not sufficient to meet current requirements.

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

ITEM  4.  CONTROLS  AND  PROCEDURES

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the filing date of this quarterly report, and, based on their evaluation, the principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are the Company's controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitations, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART  II

ITEM  1.    LEGAL  PROCEEDINGS

Biotherapies, Inc. is the owner of 2,311,560 shares of the Company's Common Stock, constituting approximately 6% of the Company's Common Stock outstanding. In addition, the Company is the owner of slightly less than 10% of the Common Stock of Biotherapies. The cross-ownership resulted from a previous sublicense arrangement relating to a Mammastatin Serum Assay ("MSA") technology, since terminated by Biotherapies. Biotherapies had been a licensee of the University of Michigan, which license was terminated in January of 2003. The Company is currently, and has been since May of 2003, a direct licensee of the University of Michigan MSA technology, which is proposed to be used as a risk screening tool for breast cancer.

On November 26, 2003, Biotherapies Inc. and its principal, Dr. Paul Ervin Jr. had filed a civil action in the United States District Court for the Eastern District of Michigan against Genesis Bioventures, Inc. (GBI), and it's

President, seeking more than $2,000,000 of alleged monetary damages and certain other claimed relief. The Company vigorously disputed and defended against the civil action.

On June 10, 2004, a Settlement Agreement was signed by the Company and its President, Biotherapies Inc. and Dr. Ervin. Subsequently, a Stipulated Order to Dismiss was submitted to the courts. The Order was accepted and signed by the courts on June 16, 2004. No cash settlement of the claims was paid. $40,000 was paid to Biotherapies for certain property previously delivered to GBI. Biotherapies has agreed to certain limitations on any future sale or offer of its GBI shares.

By entering into the Settlement Agreement, the Defendants did not admit, and each specifically denied, any liability, wrongdoing or violation of any law, statute, regulation or policy and it was expressly understood and agreed that the sole purpose of the Settlement Agreement was to amicably resolve all matters arising out of, or related to, the civil action and other transactions referenced in the Settlement Agreement.

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

During the six months ended June 30, 2004 the Company issued 150,000 common shares, which had been subscribed and paid for in December 2003.

During the six months ended June 30, 2004 the Company issued 535,848 common shares for services and settlement of accounts payable and accrued liabilities of $375,950.

During the six months ended June 30, 2004 25,000 units were issued for net cash proceeds of $10,000. Each unit consists of one common share of the Company and one share purchase warrant to purchase an additional common share at an exercise price of $1.50 per share. Those warrants expire November 2005.


ITEM  3.   DEFAULT  UPON  SENIOR  SECURITIES

None

ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

The  Company  has not held an Annual Meeting of Stockholders since October 2001.
The Company is committed to holding an Annual Meeting of Stockholders during 2004, in connection with the Corgenix Merger.

ITEM  5.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  Exhibits

     31.1 Certification by E. Greg McCartney, President and Chief Executive Officer of Genesis Bioventures, Inc.

     31.2 Certification by T.J. Louis McKinney, Chief Financial Officer of Genesis Bioventures, Inc.

     32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports  on  Form  8-K

          (i) Current report on Form 8-K dated June 10, 2004 filed on June 18, 2004 regarding the settlement of litigations concerning certain shareholder interests in Genesis Bioventures.

          (ii) Current report on Form 8-K dated May 25, 2004 filed on June 2, 2004 regarding a cooperation agreement between Genesis Bioventures, Corgenix, PDL and Efoora.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               GENESIS  BIOVENTURES,  INC


                               By:    /s/  E.  Greg  McCartney
                                      ------------------------
August  13,  2004              Name:   E.  Greg  McCartney
                                       Chairman,  President  and  Chief
                                       Executive  Officer


                               By:    /s/  T.J.  Louis  McKinney
                                      --------------------------
August  13,  2004              Name:   T.J.  Louis  McKinney
                                       Chief  Financial  Officer