Form 10KSB/A
period 2003-12-31
GENESIS BIOVENTURES INC
filed 2004-09-10
CIK 1084966

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 _______________

                                FORM 10-KSB/A2

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

                            GENESIS BIOVENTURES, INC.

                                   FORM 10-KSB/A2
                                TABLE OF CONTENTS
PART  ITEM(S)

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

Net proceeds of $1,878,638 were received from a first closing and $105,000 ($91,350 after expenses) remains in escrow to be collected imminently. The securities sold are (i) Convertible Notes carrying interest at the rate of 10% per annum due in 13 months, and (ii) Five Year Warrants to purchase additional Shares of the Company's Common Stock. The conversion price of the Notes is $0.69 per share, or a 20% discount to the 20 day Volume Weighted Average Price ending on the trading day prior to election of conversion by the Note Holder. The exercise price of the Warrants is $0.83 per share. If all of the Notes are converted, the Company will be required to issue a maximum of 5,787,500 additional shares, and a minimum of 3,355,072 additional shares. If all of the Warrants are exercised, the Company will be required to issue an additional 1,157,500 shares. The additional shares, as at April 6, 2004, in the aggregate will amount to a maximum of 18.91% of the currently outstanding Shares of the Company. The Company agreed to make its reasonable best efforts to cause the Registration Statement to be declared effective as promptly as practicable, and, in any event, no later than April 30, 2004. As such registration statement was not effective by April 30, 2004, this has resulted in a warrant exercise price reset event.

The exercise price is being reduced by 5% each month until the registration is effective, however, in no event will the cumulative reduction in the exercise price exceed 20%, which is $.66 per share.

Assuming completion of the merger and the total financing that will be required to complete the merger a total of 112.0 million common shares will outstanding on a fully diluted basis. As a result the existing shareholders (including the proposed new shareholders relating to the Interim Financing) will own 49.0 million or 43.75% of the total outstanding shares on a fully diluted basis. The following is an analysis of the components of the common shares outstanding assuming completion of the merger:

Existing Shareholders: There are currently 30.2 million common shares of the Company issued and outstanding and, assuming that all existing options and warrants are exercised, this will increase to 44.6 million common shares fully diluted.

Interim Financing: The completion of an interim financing, under negotiation, of $0.6 million (at $0.27 per share with one warrant attached) to enable the Company to complete the merger, will result in 2.2 million additional common shares and assuming the all the attached warrants are exercised there will be an additional 2.2 million common shares issued for a total of 4.4 million common shares fully diluted.

Major  Financing:  The  completion  of the minimum financing of $6.0 million (at
$0.27 per share with one warrant attached), pre-merger, will result in 22.2 million additional common shares and assuming that all the attached warrants are exercised there will be an additional 22.2 million common shares issued for a total of 44.4 million common shares fully diluted.

The Merger: The completion of the merger will result in 14.0 million additional common shares, issued to existing Corgenix shareholders, and assuming that all the existing outstanding stock options and warrants are exercised there will be an additional 4.6 million common shares issued for a total of 18.6 million common shares fully diluted.

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

Under the terms of the Merger Agreement, Genesis Bioventures was required to, and did advance to Corgenix $500,000, from the Bridge Financing, for on-going business operations of Corgenix as well as Merger Transaction related expenses. The advance to Corgenix was made in exchange for a Promissory Note from Corgenix. The entire amount must be repaid by Corgenix to the Company, if the merger is not consummated, otherwise than by reason of the Company's breach thereof. Repayment is required in four semi-annual installments.

The Merger is subject to approval by the shareholders of each company. Additionally, the Company is required to raise at least $6,000,000 of capital (the "Takeout Financing") prior to the closing of the Merger Transaction unless waived or modified by Corgenix. The Takeout Financingshould, if realized, provide the combined companies funding with which to continue to develop and further expand their respective technologies and product pipelines.

Under the terms of the Merger Agreement, the Company will issue 14 million (14,000,000) common shares in exchange for 100% of Corgenix's 5.3 million outstanding common shares. Upon consummation of the merger, based upon the number of shares of our common stock currently outstanding, the former Corgenix shareholders are expected to hold approximately 32% of the shares of common stock of the combined company and our shareholders are expected to hold approximately 68% of such shares. On a fully diluted basis, based upon the number of shares of our common stock and securities convertible into or exercisable for shares of our common stock currently outstanding, the former Corgenix shareholders are expected to hold approximately 29% of the shares of common stock of the combined company and our shareholders are expected to hold approximately 71% of such shares. No provision in these calculations has been made for the consummation of the takeout financing which is a condition to the merger. The terms of the Merger Agreement also provide that Corgenix's current management team will assume the responsibility of managing the combined entity, which will continue to be known as Genesis Bioventures, Inc. and will be headquartered in Westminster, Colorado, Corgenix's current corporate head-quarters. The parties are seeking to close the Merger Transaction on or before August 31, 2004.

The  Combined  Entity

The Company, as currently structured, has no approved products or diagnostics and has not received more than a nominal amount of commercial revenues to date. Clinical trials may not demonstrate sufficient levels of safety and efficacy necessary to obtain the requisite regulatory approvals for its products, and thus the Company's proposed products may not be approved for marketing.

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

Even if the merger with Corgenix is consummated, the integration of the companies could prove to be a complex, time consuming and expensive process and may result in disruption of the business of the combined company. Following the merger, the combined company must operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls, and human resources practices. There may be substantial difficulties, costs and delays involved in integrating the companies. Such difficulties may include, among other things, difficulties in consolidating research and development operations, preserving the important licensing, research and development, manufacturing, supply, distribution, marketing, customer and other relationships of the parties, minimizing the diversion of management's attention from ongoing business matters, and coordinating geographically separate organizations. The combined company may not be able to accomplish this integration smoothly or successfully. Even if the two companies are able to integrate operations, there can be no assurance that the anticipated synergies will be achieved. The failure to achieve such synergies could have a material adverse effect on the business, results of operations and financial condition of the combined company.

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

2.   UNIVERSITY  OF  MICHIGAN  LICENSE

On May 13, 2003 the Company signed a License Agreement with the University of Michigan for the exclusive rights to the mammastatin technology. As amended October 27, 2003, the terms of the Agreement required license issue fees of $155,000 due on or before February 29, 2004. The full amount was paid, although a portion of it was paid in arrears. The University extended terms for payment, did not declare any default by the Company and accepted late payment without objection. In addition the Company was required to have met certain commercialization, research and development requirements within five months of signing the Agreement. The University of Michigan has been notified that these requirements have been met. Other requirements include royalty fees of 3% to 5% of Net Sales revenues generated and 20% of sublicense or royalty revenues, annual license maintenance fees of $25,000 to $100,000 and milestone payments on meeting certain significant development targets. The first milestone was met in October of 2003. The earliest additional milestone event arises in September, 2005. Any future failure of the Company to meet any payment within the deadlines due, including any extension provided, would allow the University of Michigan to terminate the Agreement. The License Agreement is also subject to a confidentiality agreement with the University of Michigan.

To date, $152,595 has been paid to the University of Michigan to secure and maintain the license. The Agreement with the University remains in effect as long as we continue to carry on business, make future payments due, and commit no material breach or default. Termination provisions include notification and cure periods, except in the case company ceases operation, at which point the Agreement would be automatically terminated without notice. We may terminate the license agreement at any time without penalty with six (6) months written notice to the University. Milestone payments aggregate $225,000 through 2009 based on completion of certain technical, operational, and regulatory approval targets. Annual license fees, which may be credited in full against royalties due, are $25,000 in 2006, $50,000 in 2007, and $100,000 in 2008 and each year beyond.
Royalties range from 5% to 3% of net sales, depending upon amount of cumulative revenues.

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

Biomedical  Diagnostics  has  an  agreement  with ARUP Laboratories of Salt Lake
City, Utah to market and service the MSA technology. The University of Utah wholly owns ARUP Laboratories. The agreement gives ARUP Laboratories rights to market and service the MSA test to clients worldwide with a royalty payable to Biomedical Diagnostics for each billable test performed. To December 31, 2003, only a nominal amount has been sold.

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

On  November  3,  2000,  the  Company filed a trademark application for "GENESIS
BIOVENTURES" with the U.S. Patent and Trademark Office. On December 21, 2000, the Company filed a trademark application for "Genesis Bioventures LOGO" with the U.S. Patent and Trademark Office. The Company abandoned its reports with respect to both applications effective February 2003. The Company expects to file additional trademark applications from time-to-time in the future as necessary. The Company has not been granted any patents, and does not claim any patents.

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

The results of level 1 and level 2 studies are statistically relevant and support each other based on analyses by an independent biostatistician. Future studies may not exhibit the same results. Additional clinical trials are required.

The Level 1 and Level 2 studies were blinded trials with standard protocols, donor informed consents, and independent statistical analyses. The FDA will require additional clinical studies for regulatory approval. In addition, FDA Quality System Regulations for Medical Devices and current good manufacturing practice (CGMP) standards will need to be demonstrated for final approval. The Certificate of Compliance under Clinical Laboratory Improvement Amendments
(CLIA) verifies through external audits that an applicant is following regulatory standards for laboratory services. The FDA's trial standards approval requires the product meet with satisfactory and efficacy tests. Securing FDA approval is a difficult, expensive and time consuming procedure in a highly regulated environment. The steps that the Company has taken thus far are only a small fraction of the work which remains to be done, including the additional clinical trials.

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

It is possible that the results and/or samples archived from previous studies using the Dot Blot format could be used to validate the ELISA format.

It is anticipated that a PMA (Pre-Market Approval) submission will be required for conversion to the ELISA format.

We anticipate that the conversion to ELISA, the pre-market clinical studies, the preparation of the FDA submission documentation, and the submission of documentation to the FDA will be completed in 2007. We believe that there is more than adequate lead time available to secure Dot approval on a timely basis.

The clinical data will initially be submitted as a 510(k), following which we expect the FDA to respond with a NSE (not substantially equivalent) letter. We will then request that the FDA provide us a risk-based classification determination after which we will submit a 510(k) De Novo application, if appropriate. If the 510(k) De Novo application is denied, a PMA will be submitted. The Company will conduct the clinical trials assuming a PMA will be required. While 510(k) De Novo applications are increasingly being utilized for novel assays, most cancer-related diagnostic products, which are considered higher risk, are submitted in the form of a PMA.

The Mammastatin ELISA Test is an in-vitro semi-quantitative assay to measure human serum Mammastatin as an aid in the detection of breast cancer when used in conjunction with mammography in women aged between 21 and 79.

A reduced Mammastatin value is not in itself a diagnosis of breast cancer. It should be used in conjunction with symptoms, clinical evaluation, mammography and other diagnostic techniques. Confirmation of breast cancer can only be determined by biopsy.

The Company is currently focusing its efforts on further characterizing the mammastatin protein, engineering high optimized monoclonal antibodies, augmenting the manufacturing and service capacities to handle projected sales volumes, ensuring that all marketing content meets regulatory standards and achieving sales and profitability projections.

Our current product candidates are in-vitro diagnostic tests and do not require Investigational or New Drug Applications to be filed with the FDA.

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

                                  RISK FACTORS

                          RISKS RELATING TO OUR COMPANY

Our  Business

WE  MAY  NOT  BE  ABLE  TO  SATISFY  THE  ADDITIONAL FINANCING CONDITION FOR OUR
PROPOSED  MERGER  WITH  CORGENIX.

     Although we recently completed a $2.3 million private placement, we and/or the combined entity will need additional funding for operations. The merger agreement contemplates and fixes as a condition to closing that there will be an additional equity financing of $6 million. There is no assurance that such a financing will be achieved. A failure to achieve a $6 million equity financing would allow Corgenix to terminate the merger agreement.

     To the extent that additional financing is obtained through the issuance of additional equity securities, any such issuance will involve substantial dilution to our then-existing stockholders. Any inability to obtain additional financing when needed will have a material adverse effect on our company that could require us to significantly curtail or possibly cease operations.

WE HAVE INCURRED LOSSES FROM OPERATIONS, AND ARE DEPENDENT UPON THE SALE OF OUR SECURITIES TO FUND OUR OPERATIONS.

     Our company has operated since inception as a research and development entity and has accordingly incurred losses from operations. For the last two fiscal years ended December 31, 2003, 2002, and the six months ended June 30,

2004,  we  sustained  net  losses  of  $4,542,786,  $5,923,301,  and $2,220,015, respectively. At June 30, 2004 we had a working capital deficit of $3,922,421. Capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations since inception. We are in need of additional capital to continue to operate. We have been dependent on the proceeds of private placements of securities to satisfy working capital requirements. We continue to be dependent upon the proceeds of future offerings or public offerings to fund development of products, short-term working capital requirements, marketing activities and to continue implementing the current business strategy. There can be no assurance that we will be able to raise necessary capital.

THE GOING CONCERN QUALIFICATION RECEIVED FROM OUR AUDITORS MAY HINDER OUR ABILITY TO RAISE NECESSARY CAPITAL TO CONTINUE OPERATIONS.

     The Auditor's Report on our December 31, 2003 financial statements includes an additional explanatory paragraph that states that there exists substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments as a result of this uncertainty. The going concern qualification may adversely impact our ability to raise the capital necessary for consummation of the merger with Corgenix or the continuation of other operations. We do not have sufficient cash resources to operate our business through the end of the year. If we are unable to obtain funding in the near term, we may not be able to consummate our proposed merger with Corgenix and we may be required to curtail or cease operations.

OUR ABILITY TO GENERATE REVENUE IS DEPENDENT ON A LIMITED NUMBER OF FUTURE PRODUCTS AND FDA APPROVAL.

     Our company, as currently structured, has no approved products or diagnostics and has not received more than a nominal amount of commercial revenues to date. Our clinical trials may not demonstrate sufficient levels of safety and efficacy necessary to obtain the requisite regulatory approvals for our products, and thus our proposed products may not be approved for marketing. Our size makes it unlikely that we will be able to commit our funds to other business opportunities, until and unless we have first succeeded in someway with the MSA test, of which there is no assurance. There is no assurance that clinical trials for FDA approval will be held or that the MSA test will be approved or ever sold in commercial quantities.

     Our research and development activities, and the manufacture and marketing of our intended products are subject to extensive regulation for safety, efficacy and quality by numerous government authorities in the United States and abroad. Before receiving FDA clearance to market our proposed products, we will have to demonstrate that our products are safe and effective on the patient population and effective for the intended uses.

     Clinical trials, manufacturing and marketing of medical related testing products are subject to the rigorous testing and approval process of the FDA and equivalent foreign regulatory authorities. Clinical trials and regulatory approval can take a number of years or longer to accomplish and require the expenditure of substantial financial, managerial and other resources. In order to be commercially viable, we must successfully research, develop, obtain regulatory approval for, manufacture, introduce, market and distribute our technologies. The time-frame necessary to achieve these developmental milestones may be long and uncertain, and we may not successfully complete these milestones.

     Clinical trials are necessary to obtain approval from the FDA to market a product. It is often necessary to receive clearance from the FDA to conduct such clinical trials. The FDA can halt clinical trials at any time for safety reasons or because our company or our clinical investigators do not follow the FDA's requirements. At the current time, our company is continuing scientific evaluation and revisions to our licensed MSA processes and seeking new antibodies which will be compatible with ELISA. If we are unable to receive clearance to conduct clinical trials or the trials are halted by the FDA, these activities would be curtailed or limited and our business may have to be liquidated.

THERE IS NO ASSURANCE THAT OUR LICENSED INTELLECTUAL PROPERTY WILL BE SUFFICIENT TO PROTECT OUR MARKET POSITION.

     Our company does not currently own any patents. We believe we have indirect patent protection through our license agreement with the University of Michigan. Pursuant to such agreement, we pay certain amounts for maintaining the patent and have certain rights of enforcement. We may be unable to acquire or maintain patents and trademarks in the United States and other countries in which we may conduct business. Third parties may infringe the University of Michigan patent or may assert trademark, patent and other types of infringement or unfair competition claims against our company. As a licensee, we will be subject to the University of Michigan's conduct with respect to infringement of their patent. We have not received any communications, allegations, complaints or threats of litigation related to the possibility that we have infringed patents held by others. If forced to prosecute a claim for infringement or defend against any claims of infringement against us, we may face costly litigation and diversion of technical and management personnel. Further, if efforts to enforce intellectual property rights are unsuccessful or if claims by third parties are successful, we may be required to pay financial damages or alter our business practices.

     The rights of collaborators and scientific advisors to publish data and information they develop related to our products are controlled through study protocols and collaborator contracts. If we are unable to protect information regarding our products from our competitors, our competitive position may be harmed.

Our  Securities

OUR COMMON STOCK IS LISTED ON THE AMERICAN STOCK EXCHANGE, AND SUCH LISTING MAY BE LOST.

     Our common stock is listed on the American Stock Exchange, known as AMEX. AMEX reserves the right to de-list an entity at any time at its discretion, including for failure to hold an annual meeting of stockholders. Our company has not held an annual meeting in the last two years. We are planning to hold an annual meeting in 2004, although no notice regarding such meeting has yet been sent to our shareholders. Among other criteria when determining whether or not to de-list a security, AMEX will consider the entity's financial condition and operating results, the public distribution of securities, the market price for securities and other non-quantitative criteria. Failure to meet these maintenance criteria in the future may result in the de-listing of the common stock from AMEX, and trading, if any, in our securities would thereafter be conducted in the over-the-counter market. We have not been notified of any de-listing proceedings and have no basis to believe that de-listing proceedings will be instituted. However, in the event of any such de-listing, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock. We will need AMEX approval to maintain our listing in connection with the completion of the merger with Corgenix and the proposed financing that is a condition to the Corgenix transaction. There is no assurance that we will qualify to maintain our listing.

OUR COMMON STOCK PRICE HAS FLUCTUATED WIDELY AND TRADES THINLY, WHICH MAY MAKE IT MORE DIFFICULT FOR SHAREHOLDERS TO SELL OUR SHARES.

     The market price of our common stock, like that of the common stock of many other development stage biotechnology companies, has fluctuated over a wide range and it is likely that the price of the common stock will fluctuate in the future. Beginning in 2002 and through August 17, 2004, our common stock has traded between a high of $1.89 and a low of $.23. Our stock is thinly traded. While the common stock is listed on the American Stock Exchange, the volume and trading historically has been relatively light. The average daily trading volume in 2002 was 15,869 shares, in 2003 was 67,173 shares and in 2004 through August 17 was 87,978 shares. There can be no assurance that a more active trading market in our shares will develop or, if developed, will be maintained.

THERE IS NO LIKELIHOOD OF DIVIDENDS NOW OR IN THE FUTURE LIMITING SHAREHOLDER RETURNS TO SALE OF THE SHARES.

     Our company has never paid any cash dividends on either our common or preferred stock. At present, we do not anticipate paying dividends in the foreseeable future and intend to devote any earnings to the development of our businesses.

OUR BOARD OF DIRECTORS CAN ISSUE ADDITIONAL SECURITIES DILUTING THE CURRENT SHAREHOLDERS WITHOUT SHAREHOLDER APPROVAL, WHICH MAY RESULT IN ENTRENCHMENT OF MANAGEMENT.

     Our certificate of incorporation authorizes our board of directors to issue up to 100,000,000 shares of common stock and 100,000,000 shares of preferred stock, from time to time, in one or more series. The board of directors is authorized, without further approval of the stockholders, to fix the dividend rights and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences, privileges and restrictions applicable to each new series of preferred stock. The issuance of such stock could adversely affect the voting power of the holders of common stock and, under certain circumstances, make it more difficult for a third party to gain control of our company, discourage bids for the common stock at a premium, or otherwise adversely affect the market price of the common stock. As of August 23, 2004 we have issued 2,000,000 shares of Class A Convertible Preferred Stock of which 63,562 remain issued and outstanding as a result of conversions to common shares which have occurred. Class A Preferred Stock is subject to anti-dilution provisions which could cause additional shares of common stock to be issued upon completion of a financing and/or the merger transaction. Any such issuance of stock, if made to current officers and directors of our company, may lead to the entrenchment of our management.

                          RISKS RELATED TO OUR INDUSTRY

THE STRICT REQUIREMENTS FOR CLINICAL TRIALS MAY DELAY COMMERCIALIZATION OF OUR PRODUCTS.

     The FDA approval process is lengthy and expensive for everyone in the biotechnology industry; our company currently does not have adequate capital resources to assure completion of that process for any of our products. The failure to adequately demonstrate the safety and effectiveness of an intended product under development could delay or prevent regulatory clearance of the potential drug or diagnostic, resulting in delays to commercialization, and could materially harm our business by denying our company revenues while it is incurring increased expenses for such clinical trials and other research and development activities.

INNOVATIVE PRODUCTS, SUCH AS OURS, CARRY THE HIGHEST PRODUCT LIABILITY RISKS AND EXPENSES.

     We are involved in, and the combined company is expected to continue to be involved in, the development of new medical products which incorporate or rely upon new procedures. Products which rely upon new procedures pose greater product liability risks than previously established standardized products. Such risks are retardation to securing approvals as to the use of such products from physicians, hospitals, medical institutions, and others whose approval is required for sales and revenues to be achieved.

     Currently, laboratory biological and hazardous materials used by our company are rated at biological safety level 2 or less. Our company does not make use of radioactive chemical isotopes or aerosol transmissible infectious agents, nor are biological or hazardous materials released to the environment or disposed of through the sewer system by company operations. Per OSHA regulations, our employees are provided introductory and annual health and safety training with regards to the handling, storage, and disposal of such materials. All biological or hazardous materials rated at biological safety level 2 or less are disposed of according to Michigan Department of Environmental Quality regulations through licensed waste handlers. There have been no known communications, allegations, complaints, or threats of litigation related to the possibility we might have any liability related to any biological or hazardous materials that we use in our operations.

     Our Biomedical Diagnostics subsidiary currently has a $1,000,000 commercial umbrella insurance policy. We may not have sufficient insurance coverage or be able to obtain sufficient amounts of insurance coverage, obtain additional insurance when needed, or obtain insurance at a reasonable cost. The lack of adequate insurance could prevent or inhibit the commercialization of our products or technologies. If we are sued for any injury caused by our products or technology, we may not have insurance coverage sufficient in an amount and scope against potential liabilities or the claims may be excluded from coverage, and our liability could exceed our total assets. Any claims against our company, regardless of their merit or eventual outcome, could have a material adverse effect upon our business.

WE  HAVE  MANY  COMPETITORS  WITH  SUBSTANTIALLY  GREATER  RESOURCES  THAN  US.

     Competition in the biotechnology industry is intense and based significantly on scientific and technological factors. These factors include the availability of patent and other protection for technology and products, the ability to commercialize technological developments and the ability to obtain governmental approval for testing, manufacturing and marketing. We compete with other specialized biotechnology firms in the United States, and elsewhere. Biotechnology firms are not limited geographically. Many biotechnology companies have focused their development efforts in the human diagnostics and therapeutics area, including cancer. Many major pharmaceutical companies have developed or acquired internal biotechnology capabilities or made commercial arrangements with other biopharmaceutical companies. These companies, as well as academic institutions, governmental agencies and private research organizations, also compete with our company in recruiting and retaining highly qualified scientific personnel and consultants. We have to compete against other biotech companies with greater market recognition and substantially greater financial, marketing and other resources.

                    RISKS RELATING TO CURRENT ECONOMIC TRENDS

LOSS  OF  INVESTOR  CONFIDENCE  IN  BIOTECHNOLOGY  COMPANY.

     The Nasdaq biotech index lost more than two-thirds of its value between its peak in February 2000 and January 2003. While the market has recovered some of those losses since, the impact on the industry has been marked, as the climate coincided to create a deep aversion to risk among investors in biotechnology companies.

     For an industry in which the vast majority of companies are not profitable, the loss of investor confidence is particularly damaging, because so many new opportunities depend on the willingness of other entities and investors to take immediate risk for the potential of long term payouts.

CONTRACTING  CONDITIONS  REDUCE  CHANCES  FOR  ONE  PRODUCT  SUCCESS.

     With new money in short supply, companies have been laying off employees, restructuring and cutting research and development programs. The biotechnology industry is contracting as merger activity intensifies, leaving fewer, stronger and more focused companies, and making the chances of a company relying one product or concept even more remote.

NEED  FOR  PARTNERSHIPS  AND  OTHER  ALLIANCES.

     In the past, only a small fraction of all publicly owned biotechnology companies in the United States and Canada recorded net earnings for three or more consecutive years. To survive in the current environment, companies will have to prove they are as proficient in the business of biotechnology, as they are in the science. For many entities, this will accelerate the need for partnerships and alliances.

                   RISKS RELATING TO THE BUSINESS OF CORGENIX

THERE  IS  NO  ASSURANCE  THAT  THE  MERGER  WITH  CORGENIX WILL BE CONSUMMATED.

     The merger transaction with Corgenix is subject to, among other conditions, an additional financing requiring $6,000,000 or more of additional equity. There is no assurance that such a financing will be accomplished. Failure to achieve such financing is not a breach of the agreement. In the event of a separate breach of the signed merger agreement with Corgenix, the breaching party may be liable to the other party for up to $1,500,000 of liquidated damages. There is no expectation that a breach will occur, but if it occurs, no assurance can be given that the breaching party would be able to meet its liquidated damages obligations. If our company becomes obligated to pay such liquidated damages, it would have a material adverse effect on our company, and we may need to cease operations and liquidate our assets.

     The merger of Corgenix and our company may not be completed for any variety of reasons including, failure to obtain necessary shareholder approval, breach of parties, representations and warranties and failure to satisfy other conditions to closing. The failure to consummate the merger could have a material adverse effect on the business, results of operations and financial condition of our company and we may need to cease operations or liquidate our assets.

IF THE MERGER WITH CORGENIX IS CONSUMMATED, THE INTENDED BUSINESS BENEFITS MAY NOT BE REALIZED.

     Even if the merger with Corgenix is consummated, the integration of the companies could prove to be a complex, time consuming and expensive process and may result in disruption of the business of the combined company. Following the merger, the combined company must operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls, and human resources practices. There may be substantial difficulties, costs and delays involved in integrating the companies. Such difficulties may include, among other things, difficulties in consolidating research and development operations, preserving the important licensing, research and development, manufacturing, supply, distribution, marketing, customer and other relationships of the parties, minimizing the diversion of management's attention from ongoing business matters, and coordinating geographically separate organizations. The combined company may not be able to accomplish this integration smoothly or successfully. Even if the two companies are able to integrate operations, there can be no assurance that the anticipated synergies will be achieved. The failure to achieve such synergies could have a material adverse effect on the business, results of operations and financial condition of the combined company.

CORGENIX HAS SUFFERED PRIOR OPERATING LOSSES AND NEGATIVE CASH FLOW AND NO ASSURANCE CAN BE GIVEN THAT IT OR THE COMBINED ENTITY CAN EVER ACHIEVE PROFITABILITY.

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

CORGENIX HAS BEEN DEPENDENT ON COLLABORATIVE RELATIONSHIPS AND THIRD PARTIES FOR PRODUCT DEVELOPMENT AND COMMERCIALIZATION, AND THAT MAY NOT CONTINUE POST-COMBINATION.

     Corgenix has historically entered into licensing and research and development agreements with collaborative partners, from which they derived a significant percentage of their revenues in past years. Pursuant to these agreements, their collaborative partners have specific responsibilities for the costs of development, promotion, regulatory approval and/or sale of their products. They will continue to rely on current and future collaborative partners for the development of products and technologies. There can be no assurance that they will be able to maintain or negotiate such collaborative arrangements on acceptable terms, if at all, or that current or future collaborative arrangements will be successful. To the extent that they are not able to maintain or establish such arrangements, they could experience increased capital requirements or be forced to undertake such activities at their own expense, which could have a material adverse effect on Corgenix and the combined company. The amount and timing of resources that any of these partners devotes to these activities will generally be based on progress by Corgenix in their product development efforts. Usually, collaborative arrangements may be terminated by the partner upon prior notice without cause and there can be no assurance that any of these partners will perform its contractual obligations or that it will not terminate its agreement. With respect to any products manufactured by third parties, there can be no assurance that any third-party manufacturer will perform acceptably or that failures by third parties will not delay clinical trials or the submission of products for regulatory approval or impair their ability to deliver products on a timely basis.

CORGENIX HAS ALSO BEEN DEPENDENT ON DISTRIBUTION PARTNERS FOR SALES OF DIAGNOSTIC PRODUCTS IN INTERNATIONAL MARKETS, AND THAT DEPENDENCE IS LIKELY TO CONTINUE.

     Corgenix has entered into distribution agreements with collaborative partners in which they have granted distribution rights for certain of their products to these partners within specific international geographic areas.
Corgenix is dependent on its partners for such distribution arrangements. Certain of these agreements permit the distributor to cancel the agreement; Corgenix is not in any known risk of losing a distributor as a consequence of the planned merger.

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

On December 18, 2001, the former President of the Company, Linda Allison, Ph.D. filed a Statement of Claim in the Supreme Court of British Columbia against the Company, two Directors of the Company and their related management company seeking damages for breach of contract and wrongful dismissal. The plaintiff is seeking general and special damages including the value of 500,000 Company shares and 90,000 Company stock options. The Company has denied all claims and has taken the position that the Company shares and stock options claimed were to be performance based according to a formula, which was never agreed upon. The Company also believes that the former president was terminated as allowed for under the consulting agreement. The Company has filed a counter claim against the former president of the Company for damages for breach of contract and fraudulent or negligent misrepresentation.

By an Agreement dated March 1, 2004, the Company agreed to issue 200,000 restricted Common Shares as full compensation to an outside consultant, Todd Moore, for certain services rendered in 2001 and settled a previously pending lawsuit in respect thereto.

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

During the year ended December 31, 2003, the Company sold 2,410,111 common shares to 28 accredited investors under private placements at prices ranging from $0.40 per share to $0.74 per share for total cash proceeds of $774,148. The private placements included warrants to purchase additional common shares at $1.50 per share.

In connection with these private placements, the Company issued 141,095 common shares to one placement agent. The Company also paid cash commissions totaling $149,970.15 to five different placements agents.

During the year ended December 31, 2002, the Company sold 823,786 common shares to 34 accredited investors under private placements at prices ranging from $0.56 per share to $1.50 per share for total cash proceeds of $875,604. The private placements included warrants to purchase additional common shares at prices ranging from $1.20 per share to $2.00 per share.

In connection with these private placements, the Company issued warrants to purchase 150,000 common shares to four different placement agents at $1.25 per share expiring February 21, 2007. The Company also paid cash commissions totaling $104,958 to seven different placements agents.

During the year ended December 31, 2001, the Company sold 667,011 common shares to 63 accredited investors under private placements at prices ranging from $1.20 per share to $2.00 per share for total cash proceeds of $907,200. The private placements also included warrants to purchase 691,150 additional common shares at prices ranging from $2.20 per share to $3.00 per share.

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

On May 13, 2003 the Company signed a License Agreement with the University of Michigan for the exclusive rights to the mammastatin technology. As amended October 27, 2003, the terms of the Agreement required license issue fees of $155,000 due on or before February 29, 2004. The full amount was paid, although a portion of it was paid in arrears. The University extended terms for payment, did not declare any default by the Company and accepted late payment without objection. In addition the Company was required to have met certain commercialization, research and development requirements within five months of signing the Agreement. The University of Michigan has been notified that these requirements have been met. Other requirements include royalty fees of 3% to 5% of Net Sales revenues generated and 20% of sublicense or royalty revenues, annual license maintenance fees of $25,000 to $100,000 and milestone payments on meeting certain significant development targets. The first milestone was met in October of 2003. The earliest additional milestone event arises in September, 2005. Any future failure of the Company to meet any payment within the deadlines due, including any extension provided, would allow the University of Michigan to terminate the Agreement.

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

For the year ended December 31, 2003, the Company incurred a net loss of $4,542,786 compared to $5,923,301. A substantial fraction of such losses, amounting to $1,807,988 in each of 2003 and 2002, was incurred due to amortization of technology assets. On a cash basis, the Company used $817,216 on operations activities in 2003, compared to $1,258,144 in 2002.

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

The Company has received a majority of its financing from promissory notes in the amount of $700,000 placed with a significant shareholder of the Company who is also a director, Robert Lutz. There can be no guarantee that the shareholder will continue to lend funds or that any other lender will provide short-term funds.

The  Company  has  signed  a  definite  agreement to merge with Corgenix Medical
Corporation. In connection therewith the Company and Corgenix are currently seeking a $6,000,000 take-out financing, which is a condition precedent of the Merger Agreement. There is no assurance that the Merger will be consummated or that such financing will be arranged.

A  summary  of  the  Company's  financial  commitments  is  set  out  below:

                                                      Payments Due by Period

                                                            2004          2005-2006     2007-2008
CONTRACTUAL OBLIGATIONS        TOTAL       LESS THAN 1 YEAR  1 - 3 YEARS   4 - 5 YEARS   AFTER 5 YEARS
                            ------------   ----------------  ------------  -----------   ----------
Actual contractual
Cash obligations
Short-term debt              $1,060,490    $    1,060,490    $         -   $        -    $    -
Operating leases             $   76,354    $       69,885    $     4,566   $    1,903    $    -
                            ------------   ----------------  ------------  -----------   ----------
Total actual contractual
 Cash obligations            $1,136,844    $    1,130 375    $     4,566   $    1,903    $    -
Potential additional cash
 obligations with respect
 to the University of
 Michigan license
    Maintenance fees        $   175,000    $          -      $    25,000   $  150,000       Note 1
    Milestone payments      $   225,000    $          -      $    75,000   $  150,000    $     -
                            ------------   ----------------  ------------  -----------   ----------
Total potential additional
  cash obligations          $   400,000    $          -      $   100,000   $ 300,000     $    -
                            ------------   ----------------  ------------  -----------   ----------
Total actual and
potential cash obligations   $1,536,844    $  1,130,375      $   104,566   $ 301,903     $    -
                            ============   ================  ============  ===========   ==========

Note 1: The Company will be obligated to pay a minimum Maintenance fee (minimum royalties) of $100,000 for the duration of the University of Michigan license.

As of December 31, 2003, the Company had cash on hand of approximately $9,070 and a working capital deficiency of $3,587,845. The Company does not have adequate funding to meet its current needs. It does not expect current cash resources to last beyond December 31, 2004. It is seeking to consummate the merger with Corgenix within that time frame.

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

September 8, 2004

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

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE
REGISTRANT  AND  IN  THE  CAPACITIES  AND  ON  THE  DATES  INDICATED.

SIGNATURE                   TITLE                                    DATE
-----------------------     -------------------------------     --------------

/s/ E. Greg  McCartney                                         September 8, 2004
-----------------------
E.  Greg  McCartney         Chairman  of  the  Board
                            President  and  Chief  Executive
                            Officer  And  Director

/s/ T.J. Lou  McKinney                                         September 8, 2004
-----------------------
T.J. Lou  McKinney, C.A.    Chief  Financial  Officer
                            and Director (principal financial
                            and  accounting  officer)

/s/ Lawrence  J.  Pasemko                                      September 8, 2004
-------------------------
Lawrence  J.  Pasemko       Executive  Vice  President
                            and  Director

/s/ Robert  Lutz                                               September 8, 2004
-----------------------
Robert  Lutz                Director


/s/ Ian B. Woods                                               September 8, 2004
------------------------
Ian B. Woods, M.D., Ph.D.   Director

Consolidated  Financial  Statements
(Expressed  in  United  States  dollars)

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)

Years  ended  December  31,  2003  and  2002

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To  the  Board  of  Directors  and  Stockholders
Genesis  Bioventures,  Inc.

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genesis Bioventures, Inc. (a Development Stage Company) as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended and the period from September 19, 1994 (inception) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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

                                INDEX TO EXHIBITS

EXHIBIT NO.                               DESCRIPTION
-----------  -------------------------------------------------------------------
    2.1 Agreement and Plan of Merger between Genesis Bioventures, Inc., GBI Acquisition Corp., and Corgenix Medical Corporation dated March 12, 2004 (incorporated by reference to the like-numbered exhibit to the Company's Registration Statement on Form 10KSB, filed on April 14, 2004).

    3.1 Restated Certificate of Incorporation (incorporated by reference to the like-numbered exhibit to the Company's Registration Statement on Form 10SB12B, filed on August 13, 1999).

    3.1.1 Certificate of Amendment to Certificate of Incorporation dated October 29, 2001 (incorporated by reference to the like-numbered exhibit to the Company's Registration Statement on Form 10KSB filed on April 15, 2002).

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

    4.2 Form of Note issued in the March 12, 2004 Private Placement (incorporated by reference to the like-numbered exhibit to the Company's Registration Statement on Form 10KSB, filed on April 14,
             2004).

    4.3 Form of Warrant issued in the March 12, 2004 Private Placement (incorporated by reference to the like-numbered exhibit to the Company's Registration Statement on Form 10KSB, filed on April 14,
             2004).

   10.1 Abstract of Limited Liability Company Operating Agreement of BioMedical Diagnostics, LLC (Joint Venture Agreement) (incorporated by reference to the like-numbered exhibit to the Company's Registration Statement on Form 10SB12B, filed on August 13,1999).

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

   10.19 Service Agreement Letter of Understanding dated June 13, 2001 between ARUP Laboratories of Salt Lake City, Utah and Biomedical Diagnostics, LLC.

   10.20 Non-Disclosure Agreement between The Regents of The University of Michigan and Genesis Bioventures, Inc. effective April 9, 2003.

   14.1 Code of Ethics (incorporated by reference to the like-numbered exhibit to the Company's Registration Statement on Form 10KSB filed on April 14,2004).

   21.1 Subsidiaries (incorporated by reference to the like-numbered exhibit to the Company's Registration Statement on Form 10KSB, filed on April 14,2004).

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