Form 10QSB/A
period 2004-03-31
GENESIS BIOVENTURES INC
filed 2004-09-10
CIK 1084966

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

Item 6 of this 10-QSB is being amended in full as follows:

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  Exhibits

          31.1 Certification by E. Greg McCartney, President and Chief Executive Officer of Genesis Bioventures, Inc.

          31.2 Certification by T.J. Lou McKinney, Chief Financial Officer of Genesis Bioventures, Inc.

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

                               GENESIS  BIOVENTURES,  INC


                               By:    /s/  E.  Greg  McCartney
                                      ------------------------
September 8, 2004              Name:  E.  Greg  McCartney
                                      Chairman,  President  and  Chief
                                      Executive  Officer


                               By:    /s/  T.J.  Louis  McKinney
                                      --------------------------
September 8, 2004              Name:  T.J.  Louis  McKinney
                                      Chief  Financial  Officer

                                INDEX TO EXHIBITS

EXHIBIT NO.                        DESCRIPTION
-----------  -------------------------------------------------------------------

   31.1      Certification  of  Chief  Executive  Officer

   31.2      Certification  of  Chief  Financial  Officer

   32.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.