Form 10QSB
period 2004-09-30
GENESIS BIOVENTURES INC
filed 2004-11-22
CIK 1084966

UNITED  STATES
                       SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON,  D.C.  20549

                                   FORM  10QSB

[X]     QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT  OF  1934

          For  the  quarterly  period  ended  September  30,  2004
                                             --------------------

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

                   CLASS                    OUTSTANDING  AT  NOVEMBER  9,  2004

     Common  Stock,  par  value  $0.0001                 31,060,156

                                 TABLE OF CONTENTS

                                                                            Page
PART I - FINANCIAL INFORMATION
  Item 1  Financial Statements                                               3
  Item 2  Management's Discussion and Analysis                              19
  Item 3  Controls and Procedures                                           23

PART II - OTHER INFORMATION
  Item 1  Legal Proceedings                                                 23
  Item 2  Changes in Securities                                             25
  Item 3  Default upon Senior Securities                                    26
  Item 4  Submission of Matters to a Vote of Security Holders               26
  Item 5  Other Information                                                 26
  Item 6  Exhibits and Reports on Form 8-K                                  26

SIGNATURES                                                                  28

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


GENESIS  BIOVENTURES,  INC.
(a  New  York  Corporation)
(a  development  stage  company)
BALANCE  SHEETS
(Unaudited)
(Expressed  in  United  States  dollars)

                                                                         September 30,    December 31,
                                                                             2004             2003
                                                                        ---------------  --------------
                                                                          (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                             $       16,713   $       9,070
  Short-term investments - restricted                                           53,919          74,511
  Accounts and other receivables                                                 4,562           6,424
  Prepaid expenses                                                                   -           2,900

----------------------------------------------------------------------  ---------------  --------------
Total current assets                                                            75,194          92,905

Loan receivable (Note 4(a))                                                    500,000               -

Property and equipment, net                                                     22,582          45,399

Deferred financial costs (Note 5)                                              382,382               -

Medical technology license, net                                              7,533,293       8,889,284
----------------------------------------------------------------------  ---------------  --------------
Total assets                                                            $    8,513,451   $   9,027,588
======================================================================  ===============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                              $    2,024,096   $   2,393,067
  Accounts payable and accrued liabilities, related parties                    251,665         227,193
  Promissory notes payable, related parties (Note 5)                           700,000         712,181
  Promissory notes payable (Note 5)                                          1,485,091         348,309
----------------------------------------------------------------------  ---------------  --------------
Total current liabilities                                                    4,460,852       3,680,750

STOCKHOLDERS' EQUITY:
Preferred stock, $.0001 par value:
  Authorized 100,000,000 shares;
  Issued: September 30, 2004 - 63,562 (December 2003 - 63,562)                       6               6
Common stock, $.0001 par value:
  Authorized 100,000,000 shares;
  Issued: September 30, 2004 - 29,987,618 (December 2003 - 29,068,768)           2,999           2,907
Common share subscription                                                       75,000          60,000
Additional paid-in capital                                                  42,907,222      40,679,575
Deficit accumulated during the development stage                           (38,932,628)    (35,395,650)
----------------------------------------------------------------------  ---------------  --------------
Total stockholders' equity                                                   4,052,599       5,346,838
----------------------------------------------------------------------  ---------------  --------------
Total liabilities and stockholders' equity                              $    8,513,451   $   9,027,588
======================================================================  ===============  ==============

Future  operations  (Note  1)
Commitments  and  contingencies  (Note  4)
Subsequent  events  (Notes  4(a),  6  and  8)

The  accompanying  notes  are  an  integral  part of these financial statements.


GENESIS  BIOVENTURES,  INC.
(a  New  York  Corporation)
(a  development  stage  company)
CONSOLIDATED  STATEMENT  OF  OPERATIONS
(Unaudited)
(Expressed  in  United  States  dollars)


                                       For  the  three  months  ended     For  the  nine  months  ended   Period from inception,
                                      --------------------------------  --------------------------------  September 19, 1994,
                                       September 30,    September 30,    September 30,    September 30,    to September 30,
                                           2004             2003             2004             2003               2004
                                      ---------------  ---------------  ---------------  ---------------  ------------------
REVENUE                               $            -   $            -   $            -   $            -   $               -
------------------------------------  ---------------  ---------------  ---------------  ---------------  ------------------

EXPENSES:

  Amortization                               479,797          467,777        1,401,811        1,412,340           5,397,614
  Loss (gain) on debt settlements              4,401         (475,915)            (467)        (501,189)           (864,571)
  Loss (gain) on foreign exchange              1,564            4,595           13,529           54,963             172,045
  Investor relations:
     Stock-based compensation                 21,681           25,370          239,702          326,431           1,449,212
     Incurred                                  2,207            9,294            4,323           54,539             985,036
  Legal and accounting                        51,105           38,661          249,673          234,563           2,275,620
  Listing and share transfer fees              9,222            4,766           53,635           77,192             415,274
  Management and consulting fees:
     Stock-based compensation                 44,594                -           44,594           27,500           4,821,662
     Incurred                                      -          (25,038)               -           22,809           2,043,814
  Office and miscellaneous                     7,818            6,880           29,282           73,500             451,433
  Rent and occupancy costs                    13,843           38,899           55,913           94,313             648,217
  Salaries and benefits:
     Stock-based compensation                      -           75,500         (335,700)         329,750              52,850
     Incurred                                110,244          264,713          341,964          511,340           1,629,424
  Telephone                                    4,252            4,053           12,082           11,640             134,476
  Travel and promotion                        14,268            9,293           47,147           32,649           1,172,205
  In-process research and
   development                                     -                -                -                -             750,000
  Research and development                    77,015           43,429          247,034          271,545           1,154,333
  Royalty fees                                     -                -                -                -             100,291
------------------------------------  ---------------  ---------------  ---------------  ---------------  ------------------
                                             842,011          492,277        2,404,522        3,033,885          22,788,935
------------------------------------  ---------------  ---------------  ---------------  ---------------  ------------------

LOSS BEFORE OTHER ITEMS:                    (842,011)        (492,277)      (2,404,522)      (3,033,885)        (22,788,935)
  Interest income                                  -                -                -              744              80,421
  Other income                                     -           25,322           19,536           72,648             158,608
  Interest and bank charges:
     Incurred                                (78,893)         (34,619)        (223,287)        (131,693)         (1,126,136)
     Amortization of deemed discount        (396,059)         (26,318)        (928,705)        (251,973)         (3,670,435)
  Equity in loss of:
    Prion Developmental
     Laboratories, Inc.                            -                -                -                -          (2,436,553)
    Biotherapies, Inc.                             -                -                -                -          (5,437,610)
    Biomedical Diagnostics, LLC                    -                -                -                -          (3,357,253)
------------------------------------  ---------------  ---------------  ---------------  ---------------  ------------------

NET LOSS                              $   (1,316,963)  $     (527,892)  $   (3,536,978)  $   (3,344,159)  $     (38,577,893)
====================================  ===============  ===============  ===============  ===============  ==================

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                       29,893,903       28,021,044       29,699,220       26,646,167          11,220,655
====================================  ===============  ===============  ===============  ===============  ==================
BASIC AND DILUTED LOSS PER
 COMMON SHARE                         $        (0.04)  $        (0.02)  $        (0.12)  $        (0.13)  $           (3.47)
====================================  ===============  ===============  ===============  ===============  ==================

The  accompanying  notes  are  an  integral  part of these financial statements.

GENESIS  BIOVENTURES,  INC.
(a  New  York  Corporation)
(a  development  stage  company)
STATEMENT  OF  STOCKHOLDERS'  EQUITY
(Unaudited)
(Expressed  in  United  States  dollars)


SEPTEMBER  30,  2004
--------------------

                                                                                                       Deficit
                      Common shares          Common share          Preferred shares                  accumulated
                 ----------------------     subscriptions       ---------------------  Additional       during         Total
                     Number              ---------------------     Number                paid-in      development   stockholders'
                   of shares    Amount    Number      Amount     of shares    Amount     capital         stage         equity
                  -----------  --------  ---------  ----------  -----------  --------  ------------  -------------  -------------
                                  $                     $                       $           $              $              $
Issue of common
  stock for
  cash on
  organization
  of the
  Company. . . .   8,816,992     8,817          -           -            -         -             -              -          8,817
Loss for the
  period . . . .           -         -          -           -            -         -             -       (147,192)      (147,192)
                  -----------  --------  ---------  ----------  -----------  --------  ------------  -------------  -------------

Balance,
  December
  31, 1995 . . .   8,816,992     8,817          -           -            -         -             -       (147,192)      (138,375)

Consolidation
  of shares in
  November on
  a 50 for 1
  basis. . . . .  (8,640,456)   (8,799)         -           -            -         -         8,799              -              -
Loss for the
  period . . . .           -         -          -           -            -         -             -       (184,403)      (184,403)
                  -----------  --------  ---------  ----------  -----------  --------  ------------  -------------  -------------

Balance,
  December
  31, 1996 . . .     176,536        18          -           -            -         -         8,799       (331,595)      (322,778)

Issue of common
  stock for
  settlement of
  debt . . . . .   3,000,000       300          -           -            -         -       119,700              -        120,000
Loss for the
  period . . . .           -         -          -           -            -         -             -       (191,118)      (191,118)
                  -----------  --------  ---------  ----------  -----------  --------  ------------  -------------  -------------

Balance,
  December
  31, 1997 . . .   3,176,536       318          -           -            -         -       128,499       (522,713)      (393,896)

Issue of common
  stock for
  settlement of
  debt . . . . .   3,000,000       300          -           -            -         -       347,095              -        347,395
Issue of common
  stock for
  cash . . . . .   1,010,000       101          -           -            -         -       708,736              -        708,837
Loss for the
  period . . . .           -         -          -           -            -         -             -     (1,077,958)    (1,077,958)
                  -----------  --------  ---------  ----------  -----------  --------  ------------  -------------  -------------

Balance,
  December
  31, 1998 . . .   7,186,536       719          -           -            -         -     1,184,330     (1,600,671)      (415,622)

Issue of common
  stock for
  settlement of
  debt . . . . .     872,500        87          -           -            -         -       872,413              -        872,500
Common stock
  returned . . .         (39)        -          -           -            -         -             -              -              -
Issue of common
  stock for
  services . . .      60,000         6          -           -            -         -        59,994              -         60,000
Issue of common
  stock for
  shares of
  Biotherapies
  Incorporated .      60,000         6          -           -            -         -       239,994              -        240,000
Issue of
  preferred
  stock
  for cash
  (net of
  beneficial
  feature) . . .           -         -          -           -    2,000,000       200     5,210,976              -      5,211,176
Fair value of
  Options
  issued to
  consultants. .           -         -          -           -            -         -        81,252              -         81,252

                                                                                                       Deficit
                      Common shares          Common share          Preferred shares                  accumulated
                 ----------------------     subscriptions       ---------------------  Additional       during         Total
                     Number              ---------------------     Number                paid-in      development   stockholders'
                   of shares    Amount    Number      Amount     of shares    Amount     capital         stage         equity
                  -----------  --------  ---------  ----------  -----------  --------  ------------  -------------  -------------
                                  $                     $                       $           $              $              $
Beneficial
  feature of
  preferred
  stock
  issued . . . .           -         -          -           -            -         -       354,735              -        354,735
Deemed
  dividends
  on preferred
  stock. . . . .           -         -          -           -            -         -       232,065       (232,065)             -
Loss for the
  Period . . . .           -         -          -           -            -         -             -     (1,737,210)    (1,737,210)
                  -----------  --------  ---------  ----------  -----------  --------  ------------  -------------  -------------

Balance,
  December
  31, 1999 . . .   8,178,997       818          -           -    2,000,000       200     8,235,759     (3,569,946)     4,666,831

Issue of common
  stock for
  settlement of
  debt . . . . .     240,528        24          -           -            -         -       309,498              -        309,522
Exercise of
  share
  purchase
  warrants
  for cash . . .       9,000         1          -           -            -         -        62,999              -         63,000
Exercise of
  stock options
  for cash . . .      68,500         7          -           -            -         -       129,593              -        129,600
Issue of common
  stock for
  cash (net of
  cash share
  issue costs
  of $214,139
  and non-cash
  of $26,500). .     629,586        63          -           -            -         -     2,058,013              -      2,058,076
Issue of common
  stock for
  financing
  services
  provided . . .       2,000         -          -           -            -         -        26,500              -         26,500
Issue of common
  stock on
  acquisition. .   1,100,000       110          -           -            -         -     4,330,590              -      4,330,700
Issue of
  warrants to
  holders of
  promissory
  notes. . . . .           -         -          -           -            -         -       897,554              -        897,554
Issue of common
  stock on
  conversion of
  convertible
  preferred
  shares . . . .     758,464        76          -           -     (758,464)      (76)            -              -              -
Deemed
  dividends
  on preferred
  stock. . . . .           -         -          -           -            -         -       122,670       (122,670)             -
Fair value of
  options
  issued  to
  employees
  and
  consultants. .           -         -          -           -            -         -       686,448              -        686,448
Common stock
  subscribed,
  not issued . .           -         -    150,001           -            -         -             -              -        150,001
Note receivable
  share
  subscriptions.           -         -   (150,001)          -            -         -             -              -       (150,001)
Loss for the
  period . . . .           -         -          -           -            -         -             -     (5,868,006)    (5,868,006)
                  -----------  --------  ---------  ----------  -----------  --------  ------------  -------------  -------------

Balance,
  December
  31, 2000 . . .  10,987,075     1,099          -           -    1,241,536       124    16,859,624     (9,560,622)     7,300,225

Issue of common
  stock for
  settlement of
  debt and
  accrued
  interest . . .   1,004,605       100          -           -            -         -     1,757,959              -      1,758,059
Issue of common
 stock for
  cash (net of
  $15,001 non-
  cash issue
  costs) . . . .      70,589         7          -           -            -         -       134,994              -        135,001
Issue of common
  stock for
  share
  financing
  services
  provided . . .      21,559         2          -           -            -         -        42,549              -         42,551

                                                                                                       Deficit
                      Common shares          Common share          Preferred shares                  accumulated
                 ----------------------     subscriptions       ---------------------  Additional       during         Total
                     Number              ---------------------     Number                paid-in      development   stockholders'
                   of shares    Amount    Number      Amount     of shares    Amount     capital         stage         equity
                  -----------  --------  ---------  ----------  -----------  --------  ------------  -------------  -------------
                                  $                     $                       $           $              $              $
Issuance of
  common stock
  for cash
  (net of cash
  share issue
  costs of
  $86,515 and
  non-cash
  of $27,550). .     691,000        69          -           -            -         -       957,366              -        957,435
Issue of common
  stock on
  conversion of
  convertible
  preferred
  shares . . . .   1,064,974       106          -           -   (1,064,974)     (106)            -              -              -
Issue of common
  stock on
  settlement of
  debt and
  accrued
  interest . . .   2,000,000       200          -           -            -         -     2,499,800              -      2,500,000
Issue of common
  stock for
  goods and
  services
  provided . . .     111,510        11     50,000      91,250            -         -       237,849              -        329,110
Stock options
  exercised. . .     196,500        20          -           -            -         -       217,980              -        218,000
Shares
  issued to
  Biotherapies,
  Inc. . . . . .     600,000        60          -           -            -         -     1,679,940              -      1,680,000
Fair value of
  options and
  warrants
  issued to
  consultants
  and major
  shareholders
  for
  consulting
  and general
  financing
  services . . .           -         -          -           -            -         -     2,922,628              -      2,922,628
Shares
  issued to
  Biotherapies,
  Inc. . . . . .   2,524,030       252          -           -            -         -     4,719,684              -      4,719,936
Issue of common
  stock for
  cash (net
  of $93,451
  of cash and
  $32,556 of
  non- cash
  share issue
  costs) . . . .     667,101        67          -           -            -         -       874,577              -        874,644
Subscription
  receivable
  for issued
  shares . . . .           -         -          -           -            -         -       (15,000)             -        (15,000)
Common stock
  subscribed,
  not issued . .           -         -     60,000      90,000            -         -             -              -         90,000
Fair value of
  warrants
  issued for
  share
  financing
  costs. . . . .           -         -          -           -            -         -        32,556              -         32,556
Issue of common
  stock for
  property
  and equipment.       5,889         1          -           -            -         -        11,188              -         11,189
Dilution gain
  on shares
  issued
  by investee. .           -         -          -           -            -         -        53,635              -         53,635
Fair value of
  options and
  warrants
  issued to
  promissory
  note holders .           -         -          -           -            -         -       885,427              -        885,427
Fair value of
  beneficial
  conversion
  feature of
  promissory
  note issued. .           -         -          -           -            -         -       534,288              -        534,288
Loss for the
  period . . . .           -         -          -           -            -         -             -    (15,368,941)   (15,368,941)
                  -----------  --------  ---------  ----------  -----------  --------  ------------  -------------  -------------

Balance,
  December
  31, 2001 . . .  19,944,832     1,994    110,000     181,250      176,562        18    34,407,044    (24,929,563)     9,660,743
Issue of common
  stock
  previously
  subscribed
  for. . . . . .     110,000        11   (110,000)   (181,250)           -         -       181,239              -              -

                                                                                                       Deficit
                      Common shares          Common share          Preferred shares                  accumulated
                 ----------------------     subscriptions       ---------------------  Additional       during         Total
                     Number              ---------------------     Number                paid-in      development   stockholders'
                   of shares    Amount    Number      Amount     of shares    Amount     capital         stage         equity
                  -----------  --------  ---------  ----------  -----------  --------  ------------  -------------  -------------
                                  $                     $                       $           $              $              $
Issue of common
  stock for
  cash (net
  of cash
  share issue
  costs of
  $104,958
  and non-cash
 of $147,826). .     823,786        82    447,128     277,750            -         -       449,946              -        727,778

Issue of common
  stock on
  conversion of
  convertible
  preferred
  shares . . . .     112,000        12          -           -     (112,000)      (12)            -              -              -
Issue of common
  stock for
  services
  provided and
  settlement of
  accounts
  payable and
  accrued
  liabilities. .     498,377        50          -           -            -         -       556,028              -        556,078
Issuance of
  common stock
  for
  settlement
  of debt and
  accrued
  interest . . .   3,243,047       324          -           -            -         -     1,621,199              -      1,621,523
Stock options
  exercised. . .      36,097         3          -           -            -         -        38,200              -         38,203
Fair value of
  options and
 warrants
  issued to
  promissory
  note holders .           -         -          -           -            -         -        76,815              -         76,815
Fair value of
  beneficial
  conversion
  feature of
  promissory
  note . . . . .           -         -          -           -            -         -        31,037              -         31,037
Extinguishment
  of stock
  appreciation
  rights plan. .           -         -          -           -            -         -       632,066              -        632,066
Fair value of
  stock options
  issued
  to
  consultants. .           -         -          -           -            -         -        11,737              -         11,737
Fair value of
  warrants
  issued for
  share
  financing
  costs. . . . .           -         -          -           -            -         -       147,826              -        147,826
Loss for the
  period . . . .           -         -          -           -            -         -             -     (5,923,301)    (5,923,301)
                  -----------  --------  ---------  ----------  -----------  --------  ------------  -------------  -------------

Balance,
  December
  31, 2002 . . .  24,768,139     2,476    447,128     277,750       64,562         6    38,153,137    (30,852,864)     7,580,505
Issue of common
  stock
  previously
  subscribed
  for. . . . . .     447,128        45   (447,128)   (277,750)           -         -       277,705              -              -
Issue of common
 stock for
  cash (net
  of cash
  share issue
  costs of
  $174,152 and
  non- cash of
  $240,559). . .   2,410,111       241          -           -            -         -       533,348              -        533,589
Issue of common
  stock on
  conversion
  of
 convertible
  preferred
  shares . . . .       1,000         -          -           -       (1,000)        -             -              -              -
Issue of common
 stock for
  services
  provided and
  settlement of
  accounts
  payable
  and accrued
  liabilities. .   1,442,390       145          -           -            -         -     1,265,823              -      1,265,968
Fair value of
  beneficial
  conversion
  feature and
  discounts of
  promissory
  notes. . . . .           -         -          -           -            -         -        61,012              -         61,012

                                                                                                       Deficit
                      Common shares          Common share          Preferred shares                  accumulated
                 ----------------------     subscriptions       ---------------------  Additional       during         Total
                     Number              ---------------------     Number                paid-in      development   stockholders'
                   of shares    Amount    Number      Amount     of shares    Amount     capital         stage         equity
                  -----------  --------  ---------  ----------  -----------  --------  ------------  -------------  -------------
                                  $                     $                       $           $              $              $
Common share
  subscriptions.           -         -    150,000      60,000            -         -             -              -         60,000
Employee stock
  option
  compensation
  expense of
  option
  repricing. . .           -         -          -           -            -         -       388,550              -        388,550
Loss for the
  period . . . .           -         -          -           -            -         -             -     (4,542,786)    (4,542,786)
                  -----------  --------  ---------  ----------  -----------  --------  ------------  -------------  -------------

Balance,
  December
  31, 2003 . . .  29,068,768     2,907    150,000      60,000       63,562         6    40,679,575    (35,395,650)     5,346,838
Issue of common
  stock
  previously
  subscribed
  for. . . . . .     150,000        15   (150,000)    (60,000)           -         -        59,985              -              -
Issue of common
 stock for
  cash (net
  of share
  issue costs
  of $551) . . .      25,000         3          -           -            -         -         9,446              -          9,449
Issue of common
 stock for
  services
  provided
  and
  settlement
  of accounts
  payable and
  accrued
  liabilities. .     743,850        74          -           -            -         -       436,197              -        436,271
Employee stock
  option
  compensation
 expense
  (recovery) . .           -         -          -           -            -         -      (335,700)             -       (335,700)
Fair value of
  amendment
  to options
  and warrants
  previously
  issued for
  services and
  debt . . . . .           -         -          -           -            -         -       178,957              -        178,957
Fair value of
  warrants
  issued for
  commissions
  on
  convertible
  notes issued .           -         -          -           -            -         -       397,336              -        397,336
Financing
  proceeds
  allocated to
  warrants
  issued with
  convertible
  notes. . . . .           -         -          -           -            -         -       512,101              -        512,101
Financing
  proceeds
  allocated to
  beneficial
  conversion
  option on
  convertible
  notes. . . . .           -         -          -           -            -         -       967,880              -        967,880
Common share
  subscriptions
  and commit-
  ments. . . . .           -         -    375,000      75,000            -         -         1,445              -         76,445

Loss for the
  period . . . .           -         -          -           -            -         -             -     (3,536,978)    (3,536,978)
                  -----------  --------  ---------  ----------  -----------  --------  ------------  -------------  -------------

Balance, September
  September 30,
  2004 . . . . .  29,779,618     2,999    375,000      75,000       63,562         6    42,907,222    (38,932,628)     4,052,599
                  ===========  ========  =========  ==========  ===========  ========  ============  =============  =============

The  accompanying  notes  are  an  integral  part of these financial statements



GENESIS  BIOVENTURES,  INC.
(a  New  York  Corporation)
(a  development  stage  company)
STATEMENT  OF  CASH  FLOWS
(Unaudited)
(Expressed  in  United  States  dollars)


                                                                                               Total from inception,
                                                                                                September 19, 1994,
                                                                                                 to September 30,
FOR THE NINE MONTHS ENDED SEPTEMBER 30,                               2004          2003               2004
----------------------------------------------------------------  ------------  ------------  -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                          $(3,536,978)  $(3,344,159)  $          (38,577,893)
Items not affecting cash:
Amortization                                                        1,401,811     1,412,340                5,397,614
Equity in loss of Biomedical Diagnostics LLC                                -             -                3,357,253
Equity in loss of Biotherapies, Inc.                                        -             -                5,437,610
Equity in loss of Prion Developmental Laboratories Inc.                     -             -                2,436,553
In-process research and development                                         -             -                  750,000
Stock compensation                                                    (51,404)      683,678                5,179,636
Stock appreciation rights plan                                              -             -                   29,230
Deferred finance costs and deemed discount amortization
   on promissory notes                                                928,705       251,973                3,778,768
Loss (gain) on debt settlement                                           (467)     (501,186)                (864,571)
Changes in operating assets and liabilities:
Amounts and other receivables                                           1,862        (2,868)                  (4,562)
Prepaid expenses                                                        2,900             -                  103,866
  Accounts payable and accrued liabilities                           (115,106)      779,800                5,545,390
  Due from related party                                                    -        51,906                        -
----------------------------------------------------------------  ------------  ------------  -----------------------
                                                                   (1,368,677)     (668,516)              (7,431,106)
                                                                  ------------  ------------  -----------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures on property and equipment                        (23,003)       (4,883)                (148,159)
Loan receivable                                                      (500,000)            -                 (500,000)
Increase in deferred financing costs                                 (379,088)            -                 (379,088)
Purchase of shares of Biotherapies Inc.                                     -             -               (2,643,976)
Investment in Prion Developmental Laboratories, Inc.                        -             -               (2,436,553)
Investment in Biomedical Diagnostics LLC                                    -             -               (3,000,000)
Investment in I.D. Certify, Inc.                                            -             -                 (800,160)
Acquisition of Biomedical Diagnostics, LLC, net of cash acquired            -             -               (2,696,756)
Cash acquired on consolidation                                              -             -                    8,617
Deposit on future acquisitions                                              -             -                  (50,000)
  Purchase of short-term investments                                        -       (54,911)                (441,511)
  Redemption of short-term investments                                 20,592             -                  387,592
----------------------------------------------------------------  ------------  ------------  -----------------------
                                                                     (881,499)      (59,794)             (12,699,994)
                                                                  ------------  ------------  -----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of share purchase warrants                                         -             -                   63,000
Exercise of stock options                                                   -             -                  385,803
Issuance of promissory notes                                        2,315,000        21,681                8,179,428
Repayment of promissory notes                                        (142,181)            -                 (751,681)
Common stock issued for cash                                           10,000       792,341                6,202,602
  Common stock subscriptions                                           75,000             -                  502,750
  Preferred stock issued for cash                                           -             -                5,565,911
----------------------------------------------------------------  ------------  ------------  -----------------------
                                                                    2,257,819       814,022               20,147,813
                                                                  ------------  ------------  -----------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                               7,643        85,712                   16,713
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          9,070        11,860                        -
----------------------------------------------------------------  ------------  ------------  -----------------------
CASH AND CASH EQUIVALENTS, ENDING OF PERIOD                       $    16,713   $    97,572   $               16,713
================================================================  ============  ============  =======================

The  accompanying  notes  are  an  integral  part of these financial statements.


GENESIS  BIOVENTURES,  INC.
(a  New  York  Corporation)
(a  development  stage  company)
STATEMENT  OF  CASH  FLOWS
(Unaudited)
(Expressed  in  United  States  dollars)


                                                                                                Total from inception,
                                                                                                 September 19, 1994,
                                                                                                   to September 30,
FOR THE NINE MONTHS ENDED SEPTEMBER 30,                                      2004       2003             2004
------------------------------------------------------------------------  ----------  --------  ----------------------
      Restated

SUPPLEMENTAL DISCLOSURE:
Cash paid for:
   Income taxes                                                           $        -  $      -  $                    -
   Interest                                                                   22,545       752                 310,630
Non-cash activities
   Common stock issued to settle promissory notes payable and
  accounts payable and accrued liabilities                                   316,371   305,177               8,849,622
   Common stock issued for shares of Biotherapies Inc. and patents                 -         -               4,570,700
   Discounts and beneficial conversion feature on promissory notes         1,479,981   251,973               3,966,114
   Deemed dividends on preferred shares                                            -         -                 354,735
   Common stock issued on conversion of preferred shares                           -         -                     194
   Contribution to BioMedical Diagnostics, LLC of rights acquired                  -         -               2,680,860
   Issuance of common stock and warrants for share financing services            551    82,259                 464,043
   Fair value of warrants issued as commission on convertible notes          480,470         -                 480,470
   Issuance of common stock on acquisition                                         -         -               1,680,000
   Shares issued as consideration for acquisition of 50% interest in LLC           -         -               4,719,336
   Subscription receivable for issued common shares                                -   588,510                  15,000
   Common stock issued for fixed assets                                            -         -                  11,189
   Extinguishment of stock appreciation rights plan                                -         -                 632,066
   Conversion of trade payables to promissory notes                                -    60,000                  60,000
   Forgiveness of salaries                                                         -         -                 489,905

GENESIS  BIOVENTURES,  INC.
(a  New  York  Corporation)
(a  development  stage  company)
NOTES  TO  THE  FINANCIAL  STATEMENTS
(Unaudited)
(Expressed  in  U.S.  dollars)

SEPTEMBER  30,  2004
--------------------

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

The Company's future operations are dependent upon the Company's ability to remain compliant with its medical technology license agreement with the University of Michigan, complete the proposed merger transaction (note 4(a)), obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from its investments. Furthermore, the Company's equity investments may require additional funding from the Company to continue research and development and other operating activities. As of September 30, 2004, the Company is considered to be in the development stage as the Company has not generated revenues, and has experienced negative cash flow from operations and is in arrears of promissory note obligations totalling $20,000. The Company had a working capital deficiency of $4,385,658 as at September 30, 2004. The Company does not have sufficient working capital to sustain operations until the end of the year and is in immediate need of cash financing. The Company is currently looking to secure additional funds through future debt or equity financings. Such financings may be not available or may not be available on reasonable terms. If the Company is unable to obtain required financing, it may have to reduce or cease operations or liquidate certain assets.

2.     BASIS  OF  PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for a complete set of annual financial statements. The Company believes that its disclosures are adequate so that the information presented is not misleading. These condensed financial statements should be read with the annual audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB and other reports filed with the SEC. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of results of the financial position and the operations have been included in the consolidated financial statements. Results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for any other quarter or for the fiscal year ended December 31, 2004.

The balance sheet at December 31, 2003 has been derived from audited financial statements at that date. A summary of the Company's significant accounting policies and other information necessary to understand the consolidated financial statements is included in the Company's audited financial statements for the year ended December 31, 2003 and 2002 as contained in the Company's Form 10-KSB for its year ended December 31, 2003. Such financial statements should be read in conjunction with these financial statements.

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

                                                                              Period from
                                                                               inception,
                         Three months ended         Nine months ended          September
                            September 30,              September 30,           19, 1994,
                       ------------------------  --------------------------   to September
                           2004         2003         2004         2003          30, 2004
---------------------  ------------  ----------  ------------  ------------  -------------
Net loss as reported   $(1,316,963)  $(527,892)  $(3,536,978)  $(3,344,159)  $(38,577,893)

Add:  Employee stock-
based compensation               -      75,500      (335,700)      329,750         52,850
expense (recovery) as
reported
---------------------  ------------  ----------  ------------  ------------  -------------
Deduct:  Total stock-
based compensation               -           -      (416,917)     (148,353)    (1,799,947)
expenses determined
under the fair value
method
---------------------  ------------  ----------  ------------  ------------  -------------
Pro forma net loss     $(1,316,963)  $(452,932)  $(4,289,595)  $(3,162,762)  $(40,324,990)
---------------------  ------------  ----------  ------------  ------------  -------------
Basic and diluted
loss per share:
 As reported           $     (0.04)  $   (0.02)  $     (0.12)  $     (0.13)  $      (3.47)
 Pro forma             $     (0.04)  $   (0.02)  $     (0.14)  $     (0.12)  $      (3.63)
---------------------  ------------  ----------  ------------  ------------  -------------

4.     COMMITMENTS  AND  CONTINGENCIES

(a)     Proposed  Transaction

On March 12, 2004, the Company signed a definitive merger agreement with Corgenix Medical Corporation of Westminster, Colorado ("Corgenix") to combine the two companies. Under the terms of the merger agreement, the Company will issue 14,000,000 common shares in exchange for 100% of the outstanding Corgenix shares. The proposed merger is still subject to certain contingencies, including the approval of the shareholders of both companies, and the successful completion of a second round of merger-related equity financing, for which a minimum of $6 million ("Take-Out Financing") must be raised.

The Company advanced $500,000 to Corgenix as provided for in the Merger Agreement. The $500,000 advanced to Corgenix is being used for expenses related to the merger as well as general corporate purposes. If the merger is not consummated, the advance will convert into a fixed two-year term note ("Term Note"), bearing interest at the prime rate in effect as of the date of termination of the transaction, and repayable over four semi-annual payments of principle and accrued interest. The Term Note will be convertible at the election of the Company into common stock of Corgenix at a conversion price of $0.568 per share.

The merged companies would focus on the continued development and the global commercialization of the Mammastatin Serum Assay (MSA) breast cancer risk assessment tool, as well as the further expansion of Corgenix's immunoassays for the clinical assessment of coagulation, vascular, liver and autoimmune diseases. The terms of the merger provide that Corgenix's current management team will assume the responsibility of managing the combined entity, which will continue to be known as Genesis Bioventures, Inc. and will be headquartered in Westminster, Colorado, Corgenix's current corporate headquarters. On October 15, 2004 Genesis Bioventures and Corgenix signed Amendment No. 1 (the "Amendment") to the existing merger agreement between the two companies. The Amendment states that if, during a specified period of time, Genesis Bioventures Common Stock fails to trade at or above $0.53 per share for a specific trading day period, an additional seven million (7,000,000) shares of Genesis Bioventures Common Stock shall be issued to those former holders of shares of Corgenix Capital Stock. Under the Amendment, Genesis Bioventures must file the applicable preliminary proxy materials with the SEC by November 30, 2004. A new section 9.19 to the Merger Agreement provides that the number of Dissenting Shares of Corgenix shall not consist of more than twelve and one-half percent (12.5%). The closing date and the date after which Corgenix or Genesis Bioventures may unilaterally terminate the Merger Agreement if the closing has not yet occurred is extended to February 28, 2005. In addition, the section is further amended and restated to allow Corgenix to terminate the Merger Agreement at any time prior to November 30, 2004, if it is not satisfied with the terms or the progress of the Takeout Financing, or if at any time between October 15, 2004 and November 30, 2004 there shall have been any material adverse change in the financial condition of Genesis Bioventures.

The parties are planning and proceeding to effectuate the merger transaction. There is no assurance that such transaction will be consummated. In the event of a breach of the merger agreement, the breaching party may be liable for up to $1,500,000 of liquidated damaged penalties.

On November 6, 2004, Genesis Bioventures entered into a letter agreement with Resources Development International Group SAK ("RDIG") pursuant to which RDIG will act as distributor for an offering pursuant to Regulation S ("Reg S") promulgated under the Securities Act of 1933 (the "Act") of forty million (40,000,000) shares of common stock and warrants to purchase twenty million
(20,000,000) shares of common stock of the Company for an aggregate purchase price of $6.8 million less a discount to RDIG of 10% for a net total price to the Company of $6.12 million.

RDIG is not, and will not, be bound in any way to invest or raise the full amount of $6.8 million. In the event that the full amount is not invested or raised, any party may reject the transaction or any remaining portion thereof, and elect not to fulfill or accept any remaining investment. No amount has been invested in the Company as at the date of filing of this document.

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

(c)     Legal  Proceedings

     (i)  Biotherapies,  Inc.

Biotherapies, Inc. is the owner of 2,311,560 shares of the Company's Common Stock, constituting approximately 6% of the Company's Common Stock outstanding. In addition, the Company is the owner of slightly less than 10% of the Common Stock of Biotherapies. The cross-ownership resulted from a previous sublicense arrangement relating to a Mammastatin Serum Assay ("MSA") technology, since terminated by Biotherapies. On November 26, 2003, Biotherapies Inc. and its principal, Dr. Paul Ervin Jr. had filed a civil action in the United States District Court for the Eastern District of Michigan against Genesis Bioventures, and it's President, seeking more than $2,000,000 of alleged monetary damages and certain other claimed relief.

On June 16, 2004, a Settlement Agreement was stipulated, approved and court granted. No cash settlement of the claims was paid. $40,000 was paid to Biotherapies for certain property previously delivered to Genesis Bioventures. Biotherapies agreed to certain limitations on any future sale or offer of its Genesis Bioventures shares.

(ii)  Former  president

On December 18, 2001, the former president of the Company filed a Statement of Claim in the Supreme Court of British Columbia against the Company, two Directors of the Company and their related management Company seeking damages for breach of contract and wrongful dismissal.

Pursuant to a letter agreement dated November 4, 2004 the Company agreed to pay $160,000 in a lump sum in February 2005, or $175,000 in cash installments, and to issue 400,000 registered or exempt trading common shares to settle all claims relating to the litigation. Unregistered shares have been delivered to her and are to be registered by January 30, 2005. If paid in installments, the first
$50,000 is due to be paid by December 15, 2004 and thereafter in monthly installments starting in February 2005. The Company does not have adequate funds for such payments and will be required to satisfy such obligation out of the initial raise up from the Takeout Financing.

The Company will be required to pay a $10,000 penalty for each cash installment defaulted on. As security for the performance of these obligations, a Consent to Judgement in the amount of $300,000 against both Genesis Bioventures and Greg McCartney personally has been provided to counsel to be filed with the court in case of the failure to deliver either the 400,000 free-trading shares or to make all of the payments and any penalties owing. The amount of the judgement shall not at any time exceed the balance owing and full credit will be given for all payments made pursuant to this agreement.

 (iii)  Consultant

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

(d)     Operating  lease:

The Company leases office equipment and facilities in British Columbia under operating lease agreements that expire in 2007. Minimum lease payments under these operating leases are approximately as follows:

----------------------------------------------------
Year ending December 31:

2004                                   $     74,685
2005                                         31,083
2006                                         31,083
2007                                         28,303
2008                                              -
----------------------------------------------------

5.     PROMISSORY  NOTES  PAYABLE


                                               September 30,    December 31,
                                                   2004             2003
                                              ---------------  --------------
                                                (Unaudited)
Shareholders and directors and other:
  July 3 and October 3 and 30, 2001           $      700,000   $     700,000
  Other                                                    -          12,181
                                              ---------------  --------------
                                                     700,000         712,181
                                              ---------------  --------------

Due to private investors:
  Issued:
    August through October, 2001                     143,647         143,647
    Other - Biotherapies                                   -          44,662
    April through October, 2002                       70,000         160,000
    September 2004 (a)                             2,315,000               -
    Less: Unamortized discount relating to
      warrants and beneficial conversion
      feature                                     (1,043,556)      1,271,444
                                              ---------------  --------------
                                                   1,485,091         348,309
                                              ---------------  --------------

  Total promissory notes                           2,185,091       1,060,490

  Less: Current portion of promissory notes       (2,185,091)     (1,060,490)
                                              ---------------  --------------

                                              $            -   $           -
                                              ---------------  --------------

(a) On March 12 and March 19, 2004, the Company completed a private placement for gross proceeds of $2,315,000 on the sale of certain securities (the "Bridge Securities"). As at March 31, 2004, the Company received $2,210,000 of the gross proceeds. The remaining $105,000 was received subsequent to March 31, 2004. The securities sold are (i) convertible notes carrying interest at the rate of 10% per annum due in 13 months from issuance, and (ii) five year warrants to purchase additional common shares of the Company's stock. Each note is accompanied by warrants to purchase an additional 500 shares for each $1,000 of face amount of notes purchased. The convertible notes are repayable at the earlier of (i) within 10 business days following the closing of the Take-Out Financing or (ii) at maturity, at 110% of the principal amount plus accrued interest, increasing to 115% of the principal amount if a registration statement is not yet effective. The interest on the convertible notes are payable in cash or common shares of the Company, at the option of the Company. The Company is obligated to register the Bridge Securities as promptly as practicable.

The registration statement was not effective by April 30, 2004 and as a result, a warrant exercise price reset occurred. As at September 30, 2004 the warrant price is $0.67 per share, reflecting the maximum 20% price reset under the agreement. This exercise price is subject to adjustment in connection with warrants issued during the Takeout Financing, as well as in the event of stock splits, stock dividends or similar events.

The proceeds of the financing allocated to the estimated fair value of the conversions feature of $967,880 and the fair value of warrants issued of $512,101 have been recorded as an addition to additional paid-in capital and as a reduction in the carrying amount of the debt. The cumulative discount to the carrying value of the debt of $1,479,981 is being accredited to its redemption value over the term to maturity through charges to non-cash interest expense. The placement agent received five year warrants to purchase that number of common shares equal to 15% of the underlying warrants sold in the financing. These warrants to the placement agent have been recorded as non-cash financing costs. Cash financing costs of $379,088 and non-cash financing costs of $397,405 have been recorded as deferred financing costs and are being amortized over the term to maturity of the debt. Amortization expense during the nine months ended September 30, 2004 was $394,181.

During the nine months ended September 30, 2004, $142,181 of existing notes was repaid. As at September 30, 2004, a loan with a principle balance of $20,000 (2003 - $883,647) was in arrears. The lender has not demanded repayment. The interest expense for the nine months ended September 30, 2004 for related promissory notes of the officers and the directors was $111,763.

6.     STOCK  TRANSACTIONS

During the quarter ended September 30, 2004, 208,002 common shares were issued as payment in lieu of cash interest on the convertible notes issued in the $2,315,000 financing (Note 5(a)) which was due and payable on June 30, 2004. Subsequent to September 30, 2004, the Company approved the issuance of an additional 290,319 common shares as payment in lieu of cash of interest on the convertible notes which was due and payable on September 30, 2004.

During the quarter ended September 30, 2004, the Company issued 7,224 common shares for settlement of accounts payable and accrued liabilities of $1,445.
During the quarter ended September 30, 2004, the Company received proceeds of $75,000 for 375,000 units, with each unit consisting of one common share and one share purchase warrant to purchase an additional common share at an exercise price of $0.30 per share expiring September 30, 2008 which were issued subsequent to quarter end.

During the quarter ended September 30, 2004, the Company extended the expiration date of all warrants issued between October 1, 2001 to January 31, 2004 by an additional three years. The fair value of this amendment applying modification accounting of $83,134 was credited to additional paid-in capital and an increase in investor relations and management and consulting fee expenses and interest expense of $21,681, $44,594, and $16,859 respectively.

Subsequent to September 30, 2004, on October 1, 2004, 7,039 common shares were issued for settlement of accounts payable liabilities. On October 2, 2004, 290,319 common shares were issued as payment in lieu of cash of $57,815 for interest on the convertible note that was due and payable on September 30, 2004. On November 8, 2004, 400,000 common shares were issued as part payment pursuant to the letter agreement dated November 4, 2004 with a former President of the Company.

During the quarter ended March 31, 2004, the Company issued 150,000 common shares which had been subscribed and paid for in December 2003.

During the quarter ended March 31, 2004, 535,848 common shares were issued for services and settlement of accounts payable and accrued liabilities of $375,950. During the quarter ended March 31, 2004, 25,000 units were issued for net cash proceeds of $10,000. Each unit consists of one common share of the Company and one share purchase warrant to purchase an additional common share at an exercise price of $1.50 per share. These share purchase warrants expire in November 2005.

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

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

GENERAL

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere herein.

The Company's primary focus is on the development and marketing of its breast cancer risk assessment tool through its wholly owned subsidiary, Biomedical Diagnostics, while also seeking strategic alliances for its marketing and distribution. The Company is also an investor in a privately owned portfolio company, Prion Developmental Laboratories Inc. ("PDL"), which is involved in neurodegenerative diagnostics.

The planned merger with Corgenix Medical Corporation remains subject to various conditions, including a financing condition, and approval of the shareholders of each of the Company and Corgenix. Approval of the shareholders of the Company can only be solicited by a filed definitive proxy statement with respect to such transaction. The references to the business of Corgenix, and the possible pending combination of the entities contained herein are for informational purposes only, and do not constitute proxy solicitation material.

RESULTS  OF  OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

For the quarter ended September 30, 2004, the Company incurred a net loss of $1,316,963 compared to $527,892 for the three months ended September 30, 2003, an increase of $789,071. The 2004 loss for the quarter consisted of amortization ($479,797) (as against $467,777 in the prior year's corresponding period), $110,244 for salaries and benefits (as against $340,213 in the prior year's corresponding period), $77,015 for research and development (as against $43,429 in the prior year's corresponding period), legal fees and expenses of $51,105 (as against $38,661 in the prior year's corresponding period), and management and consulting fees of $44,594 (as against nil in the prior year's corresponding period).

2003's September quarter net loss had been reduced by a gain of $475,915 on debt settlements.

The increase in legal and accounting fees from $38,661 to $51,105, was mostly attributable to increased litigation expense on a matter now settled.

The Stock based compensated recorded as management and consulting fees of $44,594 was due to a modification in the quarter to the terms of warrants previously issued to outside consultants.

Interest and bank charges increased from $60,937 during the three months ended September 30, 2004 to $474,952. The bank charges were insignificant in both periods, and the increase is attributable to a change in the beneficial conversion features and deemed discounts related to equity instruments issued along with promissory notes and cash financing costs.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003:

For the nine months ended September 30, 2004, the Company incurred a net loss of $3,536,978 compared to $3,344,159 for the nine months ended September 30, 2003, an increase of $192,819.

Amortization is calculated on the Company's property and equipment and medical technology license. Amortization for the nine months ended September 30, 2004 was $1,401,811 compared to $1,412,340 for the nine months ended September 30, 2003, a decrease of $10,529. Amortization has decreased due to certain property and equipment assets being fully depreciated prior to September 30, 2004.

Investor relations decreased by $136,945 for the nine months ended September 30, 2004 compared to September 30, 2003. Investor relations expenses were higher in 2003 due to the fair value of securities issued to service providers and actual cash expenses paid. Included in investor relation's expenses in the period is the fair value of common shares issued to a consultant in settlement of a claim of $74,000.

Legal and Accounting expenses increased by $15,110 for the nine months ended September 30, 2004 as compared to September 30, 2003 due to increased legal activity in the period with respect to financing and the proposed merger.

Management and consulting fees decreased by $5,715 for the nine months ended September 30, 2004 compared to September 30, 2003. Although no outside consultants were utilized during the period, a modification to the terms of warrants previously issued to consultants resulted in a charge to operations of $44,594.

Office and miscellaneous expenses decreased by $44,218 for the nine months ended September 30, 2004 compared to September 30, 2003 due primarily to the write-off of an advance to a related party in 2003 of $53,139.

Rent and occupancy costs decreased by $38,400 for the nine months ended September 30, 2004 compared to September 30, 2003 as a lease on certain office space expired.

Salaries and benefits decreased by $834,826 for the nine months ended September 30, 2004 compared to September 30, 2003 reflecting a reduction in incurred salaries of $169,376 and a reduction in stock-based employee compensation expense of $665,450 from the application of variable accounting after the repricing of stock options issued to officers, director and employees.

Research and development expenses decreased by $24,511 for the nine months ended September 30, 2004 compared to September 30, 2003 reflecting the reduced activity due to limited cash resources.

Interest and bank charges incurred and amortized, increased by $768,326 for the nine months ended September 30, 2004. The bank charges were insignificant in both periods and the increase is due to an increase in the beneficial conversion features and deemed discounts related to equity instruments issued along with promissory notes and cash financing costs. The fair value of the equity instruments issued along with promissory notes is amortized as interest expense over the term to maturity of the promissory notes.

Loss per share was $(0.12) for the nine months ended September 30, 2004 compared to $(0.13) for the nine months ending September 30, 2003. The decrease in loss per share is primarily due to the increased weighted average number of shares out-standing. The weighted average number of shares outstanding for the nine months ended September 30, 2004 was 29,699,220 compared to 26,646,167 for the nine months ended September 30, 2003.

The Company's total assets as at September 30, 2004 were $8,513,451 compared to total assets of $9,027,588 as at December 31, 2003, substantially all of which represents the carrying value of medical technology.

OFF  BALANCE  SHEET  ARRANGEMENTS

The Company has no off balance sheet financing arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, that is material to investors.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company has signed a definitive agreement to merge with Corgenix Medical Corporation. In connection therewith, the Company and Corgenix are currently seeking a $6,000,000 Take-Out financing, which is a condition precedent of the merger agreement. There is no assurance that the merger will be consummated or that such financing will be arranged.

The Company does not have revenue from operations. As of September 30, 2004, the Company had cash on hand of $16,713. Cash on hand is not sufficient to meet current requirements, and the Company will be unable to continue operations in the absence of completion of the Take-Out Financing or alternative financing transactions. The Company is owed $500,000 by Corgenix.

During the nine months ended September 30, 2004, the Company realized $2,257,819 from financing activities as compared to $814,022 during the corresponding period in 2003. $2,315,000 of the amount realized in 2004 was received from the issuance of short term convertible promissory notes and associated Warrants. The Notes are due on April 19, 2005, and unless converted, or the Warrants are exercised, the Company will not have sufficient resources to pay such note indebtedness, unless the Take-Out Financing or alternative financing transactions are completed.

During the nine months ended September 30, 2004 the Company incurred a net loss of $3,536,978 which, after items not affecting cash and changes in operating assets and liabilities, resulted in a negative cash flow from operating activities of $1,368,677 as compared to a negative $668,516 during the corresponding period in the prior year. The change in cash flows was due to a large part of the 2003 loss from operations having been non-cash charges on stock compensation ($683,678), and an increase in accounts payable and accrued liabilities during 2003 ($779,800) as compared to a net reduction of accounts payable and accrued liabilities in 2004 of $115,106. The Company also used cash during the nine months ended September 30, 2004, for the loan to Corgenix
($500,000), and payment of license fees to the University of Michigan ($150,000), and by the payment of cash financing costs associated with the note financing ($379,088).

While operating on a very tight cash budget,the Company is continuing to incur operating expenses and other substantial expenses primarily due to its merger activities during the current fiscal year. The Company expects to incur continuing losses from operations, that such losses will fluctuate from quarter to quarter, and that such fluctuations may be substantial.

A  summary  of  the  Company's  financial  commitments  are  set  out  below:

                                 PAYMENTS DUE BY PERIOD ENDING DECEMBER 31

                                                LESS  THAN  1
CONTRACTUAL  OBLIGATIONS               TOTAL        YEAR         1 - 3 YEARS   4 - 5 YEARS  AFTER 5 YEARS
---------------------------------------------------------------------------------------------------------

Operating  leases                   $  165,154  $        74,685  $     62,166  $    28,303  $         -
---------------------------------------------------------------------------------------------------------
Total contractual cash obligations  $  165,154  $        74,685  $     62,166  $    28,303  $         -
=========================================================================================================

The Company is in arrears on $20,000 of its promissory notes. The lenders have not demanded repayment. If the Company is not able to make required payments on outstanding promissory notes and lenders demand payment, the Company may be required to reduce or cease operations or liquidate certain assets.

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

PART  II

ITEM  1.    LEGAL  PROCEEDINGS

The Company has no pending litigation currently and management is not aware of any threatened litigations. Certain claims have been settled in 2004.

(i)  Biotherapies,  Inc.

On November 26, 2003, Biotherapies Inc. and its principal, Dr. Paul Ervin Jr. had filed a civil action in the United States District Court for the Eastern District of Michigan against Genesis Bioventures, and it's President, seeking more than $2,000,000 of alleged monetary damages and certain other claimed relief.

On June 16, 2004, a Settlement Agreement was stipulated, approved and court granted. No cash settlement of the claims was paid. $40,000 was paid to Biotherapies for certain property previously delivered to Genesis Bioventures. Biotherapies agreed to certain limitations on any future sale or offer of its Genesis Bioventures shares.

(ii)  Former  President

On December 18, 2001, the former president of the Company filed a Statement of Claim in the Supreme Court of British Columbia against the Company, two Directors of the Company and their related management Company seeking damages for breach of contract and wrongful dismissal.

Pursuant to a letter agreement dated November 4, 2004 the Company agreed to pay $160,000 in a lump sum in February 2005, or $175,000 in cash installments, and to issue 400,000 registered or exempt trading common shares to settle all claims relating to the litigation. Unregistered shares have been delivered to her and are to be registered by January 30, 2005. If paid in installments, the first
$50,000 is due to be paid by December 15, 2004 and thereafter in monthly installments starting in February 2005. The Company does not have adequate funds for such payments and will be required to satisfy such obligation out of the initial raise up from the Takeout Financing.

The Company will be required to pay a $10,000 penalty for each cash installment defaulted on. As security for the performance of these obligations, a Consent to Judgement in the amount of $300,000 against both Genesis Bioventures and Greg McCartney personally has been provided to counsel to be filed with the court in case of the failure to deliver either the 400,000 free-trading shares or to make all of the payments and any penalties owing. The amount of the judgement shall not at any time exceed the balance owing and full credit will be given for all payments made pursuant to this agreement.

(iii)  Consultant

By an agreement dated March 1, 2004, the Company agreed to issue 200,000 restricted common shares as full compensation to an outside consultant for certain services rendered in 2001 and settled a previously pending lawsuit in respect thereto.

ITEM  2.   CHANGES  IN  SECURITIES

On March 12 and March 19, 2004, the Company sold $2,315,000 of certain securities to a group of approximately 70 accredited investors in a private placement through a placement agent, Sterling Financial Investment Group, Inc., Miami, Florida. The Company realized net proceeds of $1,961,335 in connection with the private placement. The securities sold were (i) convertible notes carrying interest at the rate of 10% per annum due in 13 months, and (ii) five year warrants to purchase additional shares of our common stock. The conversion price of the notes is $0.69 per share, and the initial exercise price of the warrants was $0.83 per share. If all the notes are converted, the Company will be required to issue a maximum of 5,787,500 additional shares, and if all the warrants are exercised, it will be required to issue a maximum of 1,157,500 additional shares. The additional shares as at April 6, 2004, in the aggregate will amount to 18.91% of the Company's currently outstanding shares of common stock and will amount to 13.69% of the outstanding shares of common stock post merger, if the merger with Corgenix is consummated on the terms thereof.

The Company is obligated to cause the Registration Statement to be effective as promptly as practicable. As such registration statement was not effective by April 30, 2004, this had resulted in a warrant exercise price reset. Currently, the exercise price of the warrants is $0.67, reflecting the maximum 20% price reset under the agreement. This exercise price is subject to adjustment in connection with warrants issued during the Takeout Financing, as well as in the event of stock splits, stock dividends or similar events.

During the nine months ended September 30, 2004 the Company issued 150,000 common shares, which had been subscribed and paid for in December 2003.

During the nine months ended September 30, 2004 the Company issued 743,850 common shares for services and settlement of accounts payable and accrued liabilities. During the quarter ended September 30, 2004, 208,002 common shares were issued as payment in lieu of cash interest on the convertible notes issued in the March 2004 $2,315,000 financing, which was due and payable on June 30, 2004 of $60,321. Subsequent to September 30, 2004 the Company approved the issuance of an additional 290,319 common shares as payment in lieu of cash of interest on the convertible notes, which was due and payable on September 30, 2004.

During the nine months ended September 30, 2004 25,000 units were issued for net cash proceeds of $10,000. Each unit consists of one common share of the Company and one share purchase warrant to purchase an additional common share at an exercise price of $1.50 per share. Those warrants expire November 2005.

During the quarter ended September 30, 2004 the Company committed to issue 7,224 common shares for settlement of accounts payable and accrued liabilities of $1,161.

During the quarter ended September 30, 2004 the Company received proceeds of $75,000 for 375,000 units, with each unit consisting of one common share and one share purchase warrant to purchase as additional common share at an exercise price of $0.30 per share expiring September 30, 2008, which were issued subsequent to quarter end.

During the quarter ended September 30, 2004 the Company extended the expiration date of all warrants issued between October 1, 2001 to January 31, 2004 by an additional three years. The fair value of this amendment of $83,134 was credited to additional paid-in capital during the quarter.

ITEM  3.   DEFAULT  UPON  SENIOR  SECURITIES

None

ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

The Company has not held an Annual Meeting of Stockholders since October 2001. The Company is committed to holding an Annual Meeting of Stockholders during the first quarter of 2005, in connection with the proposed Corgenix Merger.

ITEM  5.    OTHER  INFORMATION

On November 6, 2004, Genesis Bioventures entered into a letter agreement with Resources Development International Group SAK ("RDIG") pursuant to which RDIG will act as distributor for an offering pursuant to Regulation S ("Reg S") promulgated under the Securities Act of 1933 (the "Act") of forty million (40,000,000) shares of common stock and warrants to purchase twenty million
(20,000,000) shares of common stock of the Company for an aggregate purchase price of $6.8 million less a discount to RDIG of 10% for a net total price to the Company of $6.12 million. In addition, the Company will pay its own expenses and reimburse RDIG to the extent of 3% of the net proceeds.

All the proceeds are intended to be utilized to fund the Company's previously announced merger with Corgenix Medical Corp., and for general operating expenses, and research and development, and related capital and operating costs of the combined company. A minimum Take-Out Financing of $6,000,000 is one of the conditions of the merger. If the full amount of the 40,000,000 shares are acquired by RDIG Investors, the new investors will own approximately 42% of the common shares of the combined company, assuming the merger is completed. There is no assurance thereof.

The warrants shall be dated the date of the consummation of the Genesis Bioventures/Corgenix merger, and shall be valid for 18 months thereafter. The warrants will be priced at a discount to market at the time, but the final exercise price of the warrants shall not be less than $0.20 nor more than $0.30. It is intended that there will be a future Registration Statement with respect to the shares underlying the warrants.

RDIG is not, and will not, be bound in any way to invest or raise the full amount of $6.8 million. In the event that the full amount is not invested or raised, any party may reject the transaction or any remaining portion thereof, and elect not to fulfill or accept any remaining investment. No amount has been invested in the Company as at the date of filing of this document.

The securities have not been registered under the Act and may not be offered or sold in the United States or to a U.S. Person as defined in Reg S absent registration or an applicable exemption from the registration requirements.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

 (a)  Exhibits

31.1 Certification by E. Greg McCartney, President and Chief Executive Officer of Genesis Bioventures, Inc.

31.2 Certification by T.J. Lou McKinney, Chief Financial Officer of Genesis Bioventures, Inc.

32.1  Certification  Pursuant  to 18 U.S.C. Section 1350, as adopted pursuant to
Section  906  of  the  Sarbanes-Oxley  Act  of  2002

 (b)  Reports  on  Form  8-K

(i) Current report on Form 8-K dated September 17, 2004 filed on September 23, 2004 regarding an extension to the existing Amended and Restated Agreement and Plan of Merger between Genesis Bioventures and Corgenix, and a private placement received by the Company.

(ii) Current report on Form 8-K/A dated September 17, 2004 filed on October 20, 2004 regarding the execution of the extension to the existing Amended and Restated Agreement and Plan of Merger between Genesis Bioventures and Corgenix.

(iii) Current report on Form 8-K dated November 6, 2004 filed on November 12, 2004 regarding the entry of Genesis Bioventures and Resources Development International Group SAK into a material definitive agreement regarding an offering pursuant to Regulation S.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

                               GENESIS  BIOVENTURES,  INC


                               By:    /s/  E.  Greg  McCartney
                                      ------------------------
November  19,  2004                   Name:   E.  Greg  McCartney
                                      Chairman,  President  and  Chief
                                      Executive  Officer


                               By:    /s/  T.J.  Louis  McKinney
                                      --------------------------
November  19,  2004                   Name:   T.J.  Louis  McKinney
                                      Chief  Financial  Officer