Form 10KSB
period 2004-12-31
GENESIS BIOVENTURES INC
filed 2005-06-15
CIK 1084966

UNITED  STATES
                       SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON,  D.C.  20549
                                 _______________

                                   FORM  10-KSB

(MARK  ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  fiscal  year  ended  December  31,  2004

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, as of June 9, 2005 was approximately $2,586,569 (based upon the closing price for shares of the Issuer's Common Stock as reported by The American Stock Exchange for the last trading date prior to that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                   (APPLICABLE  ONLY  TO  CORPORATE  REGISTRANTS)

As of June 9, 2005, 30,660,156 shares of the Issuer's Common Stock, $.0001 par value, were outstanding.

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

II.         5  Market  for  Common  Equity  and  Related  Stockholder  Matters

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

As of December 31, 2004, the period then ended and currently, the Company is a North American based biomedical company with its primary focus on the development and marketing of its breast cancer risk assessment tool, which has been directly licensed from the University of Michigan. The Company is also an investor in a portfolio company, which is involved in neurodegenerative diagnostics.

Biomedical Diagnostics, LLC ("Biomedical Diagnostics"), a wholly owned subsidiary of Genesis Bioventures based in Ann Arbor, Michigan, is developing proprietary cancer screening products. The initial product development effort is the commercialization of the Mammastatin Serum Assay ("MSA") as a risk screening diagnostic for breast cancer.

Recent  Events

In March 2004, the Company sold $2,315,000 of certain securities (the "Bridge Securities") to a group of 76 accredited investors in a private placement through a placement agent, Sterling Financial Investment Group, Inc., Miami, Florida ("Sterling"). The Company realized net proceeds of $1,961,335 in connection with the Private Placement. The securities sold were (i) Convertible Notes carrying interest at the rate of 10% per annum due in 13 months, and
(ii) Five Year Warrants to purchase additional Shares of the Company's Common Stock. The original conversion price of the Notes was $0.69 per share, or a 20% discount to the 20 day Volume Weighted Average Price ending on the trading day prior to election of conversion by the Note Holder. The exercise price of the Warrants was $0.83 per share.

The Company was obligated to cause the Registration Statement to be declared effective as promptly as practicable, and, in any event, no later than April 30, 2004. The registration statement was not effective by April 30, 2004. As a result, a warrant exercise price reset occurred. As at December 31, 2004 the warrant price was $0.67 per share, reflecting the maximum 20% price reset under the agreement.

On March 9, 2005, the Company requested the noteholders to convert or defer their notes for one year as a condition to a pending financing whereby a minimum of 80% of the notes were required to be converted or deferred. On April 19, 2005, an additional proposal was sent to the noteholders offering a reduced conversion and warrant price as well as a 25% return of the original investment. These exercise prices are subject to adjustment in connection with shares and warrants issued during a senior financing, as well as in the event of stock splits, stock dividends or similar events. As of June 9, 2005 over 83% of the notes have been converted or deferred.

If all of the Notes are converted, the Company will be required to issue a maximum of 11,575,000 additional shares. If all of the Warrants are exercised, the Company will be required to issue an additional 1,157,500 shares. The additional shares, as at June 9, 2005, in the aggregate could amount to a maximum of 41.53% of the currently outstanding Shares of the Company.

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

On August 5, 2003 (as amended October 21, 2003), the Company signed a letter of intent ("LOI") to merge with Corgenix(OTC: "CONX") (the prospective merger between Genesis Bioventures and Corgenix is herein after referred as the "Merger Transaction"), a Westminster, Colorado based company specializing in the development, manufacturing, and worldwide marketing and distribution of products for the medical diagnostic industry. On March 12, 2004, the Company and Corgenix signed a Definitive Agreement to effectuate the Merger. Under the terms of the Merger Agreement, Genesis Bioventures was required to, and did advance to Corgenix $500,000, from the Bridge Financing, for on-going business operations of Corgenix as well as Merger Transaction related expenses. The merger did not occur. On January 14, 2005, Corgenix exercised its unilateral right to terminate the Merger Agreement.

As a result of the termination of the Merger Agreement, the advance to Corgenix in the amount of $500,000 was converted to a fixed two-year term note as of January 14, 2005, bearing interest at 5.25%. The note, according to its terms, was repayable in four (4) semiannual installments.

Due to expenses incurred by Corgenix on behalf of GBI in connection with the proposed merger, the amount of the note was reduced by $95,000 and was subsequently bought by Ram Capital of New York for the amount of $200,000 on May 24, 2005.

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

3.   BIOTECHNOLOGY  PORTFOLIO  COMPANIES

The Company, through its wholly-owned subsidiary Biomedical Diagnostics has established itself as an operating entity directly involved in the development and commercialization of the MSA. The Company also has an equity interest in Prion Developmental Laboratories, Inc.("PDL") a private company specializing in the development of rapid and inexpensive diagnostic tests to detect Transmissible Spongiform Encephalopathies such as Mad Cow Disease and Chronic Wasting Disease. PDL received United States Department of Agriculture approval for its Chronic Wasting Disease strip test for white tail deer in 2004.

4.   PRODUCT  DEVELOPMENT  PROGRAM

According to the American Cancer Society, women in the United States have a one in eight chance of being diagnosed with breast cancer at some point in their lifetime, regardless of family history or other known risk factors. Early detection  is  a  very  important  factor  affecting  long-term  survival.

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

Based on only testing all women over age 40, there are over 50,000,000 women per year in the United States alone who could potentially benefit from having an MSA test done as part of their annual medical check-up.

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

An independent study at M D Anderson in Texas with 200 samples began in June 2001. This study was not completed due to lack of funding and it is no longer required due to the pending change in testing methodology.

A long-term study targeting 10,000 to 20,000 women over a five year period at the British Columbia Cancer Agency has been approved and is planned to commence subsequent to an ELISA test being developed.


Biomedical Diagnostics operates under a Certificate of Compliance under the Clinical Laboratory Improvement Amendments (CLIA) Act, as administered by the U.S. Health Care Financing Administration. Biomedical Diagnostics Laboratory Services provides sample testing and analysis services under CLIA guidelines to physicians and reference laboratories in support of the MSA technology. CLIA compliance ensures laboratories are providing testing services that follow standard industry guidelines.

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

Biomedical  Diagnostics  has  an  agreement  with ARUP Laboratories of Salt Lake
City, Utah to market and service the MSA technology. The University of Utah wholly owns ARUP Laboratories. The agreement gives ARUP Laboratories rights to market and service the MSA test to clients worldwide. To December 31, 2004,
only  a  nominal  amount  has  been  sold.   See  further  description  of
Biomedical  Diagnostics  below.

5.   PRION  DEVELOPMENTAL  LABORATORIES,  INC.

The Company holds approximately one-third equity interest in Prion Developmental Laboratories, Inc. (PDL), which is a private company specializing in the development of rapid and inexpensive diagnostic tests to detect Transmissible Spongiform Encephalopathies such as Mad Cow Disease and Chronic Wasting
Disease. Founded in 1999, PDL is a privately held company incorporated in Delaware, with head offices and a manufacturing facility located in Buffalo Grove, Illinois. Pursuant to an Investment Agreement dated September 2000 with PDL, the Company invested a total of $2.0 million in PDL, which provided GBI with a 25% equity ownership in this company. On August 22, 2001, GBI exercised a right of first refusal to invest additional funds in PDL, through a warrant to purchase an additional one million shares of PDL common stock for US $400,000, bringing GBI's equity interest in PDL to 33%. GBI's percentage ownership interest in PDL may fluctuate as additional financing transactions are undertaken by PDL.

On June 1, 2005, GBI announced that it had signed a definitive agreement with Efoora Inc. ("Efoora"), PDL's parent company, and PDL to acquire all of Efoora's shares owned or pledged in PDL for $0.50 per share. The acquisition will take place in installments based on milestones met by PDL.

See  further  description  of  Prion  Developmental  Laboratories  below.

6.   COMPETITION

To date, the Company is not aware of any other blood tests available capable of assessing risk for breast cancer prior to development of the disease. Protein or tumor "markers" indicate that cancer is already present. The mammastatin technology is potentially the only test with the ability to provide much earlier awareness of the risk of breast cancer so that appropriate monitoring or preventive therapy can be implemented. If the MSA is useable for the diagnostic purposes intended, the Company is not aware of any other technology which could be used in competition to MSA testing for such early awareness of the risk of breast cancer.

The Company is also not aware of any other technology that is able to directly compete with the PDL rapid strip test to detect prion diseases in a simple, time-efficient manner. The current competition for the strip test involves sophisticated laboratory equipment, specialized technicians and takes hours or days to complete.

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

7.   INTELLECTUAL  PROPERTY

The Company filed United States and Canadian trademark applications for the use of the name Genesis Bioventures. The applications were abandoned as they were deemed to be unnecessary at this time and future product specific trademarks will be sought as necessary. The Company does not own any patents and operates as a licensee of the University of Michigan.

8.   GOVERNMENT  REGULATION  -  BIOTECHNOLOGY  PRODUCT  DEVELOPMENT

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

9.  HUMAN  RESOURCES/EMPLOYEES

The Company currently has 9 employees, five are employed in the Company's finance and administration headquarters in Surrey, Canada and four are employed in the Company's research facilities in Ann Arbor, Michigan.

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

----------     ----------------------------------
Level  1       August,  1999  -  November,  1999;
(Complete)     255  samples
----------     ----------------------------------
Level  2       January,  2000  -  January,  2001;
(Complete)     309  samples  -  multiple  sources
----------     ----------------------------------

Statistical performance of the MSA technology based on STATPROBE's Level 1 and Level 2 reports is summarized below:

                       Level 1       Level 2
Performance Measure  Study Value   Study Value                Description
-------------------  ------------  ------------  -------------------------------------
Sensitivity                   77%           62%  The percentage of women with breast
                                                 cancer that test low in Mammastatin
-------------------                ------------  -------------------------------------
Specificity                   85%           87%  The percentage of women without
                                                 breast cancer that test high in
                                                 Mammastatin
-------------------                ------------  -------------------------------------
Positive Predictive           33%           17%  The percentage of all women (with or
Value                                            without breast cancer) that test low
                                                 in Mammastatin and have breast cancer
-------------------                ------------  -------------------------------------
Negative Predictive           97%           98%  The percentage of all women (with or
Value                                            without breast cancer) that test high
                                                 in Mammastatin and do not have breast
                                                 cancer
-------------------                ------------  -------------------------------------
Overall Test                  84%           86%  The percentage of all women (with or
Accuracy                                         without breast cancer) that test low
                                                 in Mammastatin and have breast cancer
                                                 and that test high in Mammastatin and
                                                 do not have breast cancer.
-------------------                ------------  -------------------------------------

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

The Company has lacked adequate funding and other resources to proceed with the completion of research and commercialization efforts for the MSA technology and has with limited staff been focusing its efforts on further characterizing of the mammastatin protein, engineering high optimized monoclonal antibodies, augmenting the manufacturing and service capacities to handle projected sales volumes, ensuring that all marketing content meets regulatory standards.

PRION  DEVELOPMENT  LABORATORIES,  INC.

Genesis Bioventures holds a 33% equity interest in Prion Developmental Laboratories Inc., a privately held biotechnology company specializing in the development of rapid and inexpensive diagnostics to detect Transmissible Spongiform Encephalopathies such as Mad Cow Disease in cattle and Chronic Wasting Disease in deer and elk. Founded in 1999, PDL is a privately held company incorporated in Delaware, with head offices and a manufacturing facility located in Buffalo Grove, Illinois. Pursuant to an Investment Agreement dated September 8, 2000 with PDL, the Company invested a total of $2.0 million in PDL which provided Genesis Bioventures with a 25% equity ownership in this company. On August 22, 2001, Genesis Bioventures exercised a right of first refusal to invest additional funds in PDL, through a warrant to purchase an additional one million shares of PDL common stock for $400,000, increasing Genesis Bioventures' equity interest in PDL to 33%.

Further to a Letter of Understanding signed in January 2005 to acquire the remaining holdings of PDL and make it a wholly-owned subsidiary, GBI filed Form 8-K on June 1, 2005, reporting that it had signed a definitive agreement with Efoora and PDL to acquire all of Efoora's shares owned or pledged in PDL for $0.50 per share. The acquisition will give GBI controlling interest of PDL and will take place in installments until December 2005 based on milestones met by PDL.

GBI has made the first installment payment of $200,000 increasing its position in PDL by 400,000 shares. This first installment was achieved through the support of an existing shareholder of the Company who made a further investment in GBI with the stipulation that the funds be used to further the Company's position in PDL. This installment provides for the exclusive distribution rights to market PDL products in Canada, regardless of meeting other terms concerning the Agreement.

Prion diseases are a family of fatal neurodegenerative diseases that have become a major health concern since the outbreak of Bovine Spongiform Encephalopathy ("BSE") or "Mad Cow" Disease. BSE is believed to be transmitted among cattle through feed that contains protein rendered from infected cattle and it is thought to be transmitted to humans through eating beef or beef products from infected cattle. In humans, the prion infection results in a neurological disorder known as new variant Creutzfeldt-Jakob Disease (nvCJD). Both Mad Cow Disease and nvCJD are fatal diseases, with the brain becoming spongy and filled with holes.

Prion diseases are difficult to diagnose and the only diagnostic tests currently available for BSE that the Company is aware of are based on procedures that are relatively slow and expensive. As a result, tests in North America are only being conducted on cattle suspected of being infected or on a random sample basis.

The scientists at PDL have developed an easy-to-use, patents pending rapid strip test for detecting BSE that produces accurate, easily interpreted results. The test is similar to a home pregnancy test and would be used on-site using brain tissue taking less than an hour to complete from sample collection to results. There is an urgent need for a more rapid and sensitive diagnostic test that would be feasible to use on every animal at the slaughterhouse to ensure that no BSE infected cattle enter the food chain at any level. This prion test is designed to detect BSE before the overt symptoms appear in cattle, with the objective of ensuring that infected meat or cattle by-products are removed from the market.

The two international markets for PDL prion diagnostic tests are the cattle industry and ultimately the human blood products industry. Mad Cow Disease has become a major concern in North America after the discovery of three infected cows in Canada and one in the United States. The impact of these findings has cost the North American cattle industry over 10 billion dollars since a ban was imposed by dozens of countries on the importation of North American beef.

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

PDL has received United States Department of Agriculture approval for its Chronic Wasting Disease (CWD) strip test. CWD is similar to Mad Cow Disease but affects deer and elk. The risk of transmission to humans and agriculturally important livestock animals such as cattle is unknown at this time but is cause for serious concern. The simple, inexpensive test would be practical for use at field testing stations as well as in laboratories.

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

RISK  FACTORS

RELATING  TO  THE  BUSINESS  OF  GENESIS  BIOVENTURES

LACK  OF  ADEQUATE  CAPITAL

Although  the  Company  completed  a  $2.3  Million  Private Placement of Bridge
Securities in March 2004, the Company will need additional funding for operations.

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

PRIOR  LOSSES  FROM  OPERATIONS

The Company has operated since its inception as a research and development entity and has accordingly incurred losses from operations. For the last two fiscal years ended December 31, 2004 and 2003, the Company sustained net losses of $5,017,908 and $4,542,786, respectively. At December 31, 2004 there was a working capital deficit of $4,769,003. Capital requirements have been and will continue to be significant, and the Company's cash requirements have exceeded cash flow from operations since inception. Genesis Bioventures is in need of additional capital to continue to operate. The Company has been dependent on the proceeds of private placements of securities to satisfy working capital requirements. The Company continues to be dependent upon the proceeds of future offerings or public offerings to fund development of products, short-term working capital requirements, marketing activities and to continue implementing the current business strategy. There can be no assurance that Genesis Bioventures will be able to raise the necessary capital to continue operations.

The Auditors' Report on the December 31, 2004 financial statements includes an additional explanatory paragraph that states that there exists substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments as a result of this uncertainty.

GOING  CONCERN  QUALIFICATION

The Auditors' Report in respect of the Company's December 31, 2004 audited financial statements contains a qualification relating to the Company's capacity to continue to operate without additional funding.

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

NEW  PRODUCTS  AND  PRODUCT  LIABILITY  RISKS

The Company is involved in the development of new medical products which incorporate or rely upon new procedures. Products which rely upon new procedures pose greater product liability risks than previously established standardized products. Such risks are a retardation to securing approvals as to the use of such products from physicians, hospitals, medical institutions, and others whose approval is required for sales and revenues to be achieved.

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

COMPETITION

To date, the Company is not aware of any other blood tests available capable of assessing risk for breast cancer prior to development of the disease. Protein or tumor "markers" indicate that cancer is already present. The mammastatin technology is potentially the only test with the ability to provide much earlier awareness of the risk of breast cancer so that appropriate monitoring or preventive therapy can be implemented. If the MSA is useable for the diagnostic purposes intended, the Company is not aware of any other technology which could be used in competition to MSA testing for such early awareness of the risk of breast cancer.

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

There is no assurance that such tasks can be undertaken effectively and/or profitably by the Company.

RELIANCE  ON  KEY  PERSONNEL

The Company's limited resources may prevent it from retaining its key employees or make it unable to hire and train a sufficient number of qualified management, professional, technical and regulatory personnel.

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

The  Company  is  currently non-compliant with AMEX requirements as set forth in
Section 1101 of the AMEX Company Guide for failure to file with the Securities and Exchange Commission its Annual Report on Form 10-KSB for the year ended December 31, 2004 by the prescribed filing deadline. AMEX has granted the Company an extension of time until June 15, 2005 and the filing of this Form 10-KSB satisfies that requirement. GBI has not been notified of any de-listing proceedings and has no basis to believe that de-listing proceedings will be instituted. However, in the event of any such de-listing, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's. There is no assurance that the Company will qualify to maintain its listing.

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

ADDITIONAL  SECURITIES

The Genesis Bioventures Certificate of Incorporation authorizes its Board of Directors to issue up to 100,000,000 shares of preferred stock, from time to time, in one or more series. The Board of Directors is authorized, without further approval of the stockholders, to fix the dividend rights and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences, privileges and restrictions applicable to each new series of preferred stock. The issuance of such stock could adversely affect the voting power of the holders of Common Stock and, under certain circumstances, make it more difficult for a third party to gain control of the Company, discourage bids for the common stock at a premium, or otherwise adversely affect the market price of the common stock. As of June 9, 2005 the Company had authorized 2,000,000 shares of Class A Convertible Preferred Stock ("Class A Preferred Stock") of which 63,562 are issued and outstanding. Class A Preferred Stock is subject to anti-dilution provisions which could cause additional shares of Common Stock to be issued upon completion of any future financings.

ITEM  2.     DESCRIPTION  OF  PROPERTIES

The Company currently maintains its executive offices in approximately 2,000 square feet of space in Surrey, British Columbia and pays rent of approximately $1,850 per month ($3,000 Canadian) pursuant to a lease signed by the Company that expires November 30, 2007. The lease contains a termination clause of six months at the option of the Company. Biomedical Diagnostics, LLC leases approximately 2,000 square feet of office and laboratory space in Ann Arbor, Michigan pursuant to a lease that expired February 2003. As of March 1, 2003 the lease is on a month-to-month basis. Monthly lease payments are approximately $3,000 per month.

ITEM  3.     LEGAL  PROCEEDINGS

The  Company  settled  three  separate  legal  proceedings  in  2004.

(i)  Former  President

On December 18, 2001, the former president of the Company filed a Statement of Claim in the Supreme Court of British Columbia against the Company, two Directors of the Company and their related management Company seeking damages for breach of contract and wrongful dismissal.

Pursuant to a letter agreement dated November 4, 2004 the Company agreed to pay $160,000 in a lump sum in February 2005, or $175,000 in cash installments, and to issue 400,000 registered or exempt trading common shares to settle all claims relating to the litigation. Registered shares have been delivered to the former president but no monies have been paid to date. The Company does not have adequate funds for such payments and will be required to satisfy such obligation out of any monies raised before July 2005.

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

(ii)  Biotherapies,  Inc.

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

As  of June 9, 2005 the Company does not have any outstanding legal proceedings.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

The  Company  has not held an Annual Meeting of Stockholders since October 2001.
The Company is committed to holding an Annual Meeting of Stockholders during 2005.

PART  II

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

The Company's Common Stock began trading under the symbol "BILB" in the OTC market on the NASDAQ Electronic Bulletin Board on February 16, 1999. On December 19, 2000, the Company's Common Stock was listed on The American Stock Exchange under the symbol "GBI."

The table set forth below presents the range, on an annual basis, of high and low sales prices per share of Common Stock.

QUARTER ENDED             HIGH          LOW
------------------    ------------  -----------
FISCAL 2004
  December 31, 2004      $0.243       $0.173
  September 30, 2004     $0.300       $0.220
  June 30, 2004          $0.573       $0.403
  March 31, 2004         $0.890       $0.610

FISCAL 2003
  December 31, 2003      $1.050       $0.550
  September 30, 2003     $0.830       $0.420
  June 30, 2003          $1.250       $0.400
  March 31, 2003         $0.940       $0.450

As of June 9, 2005, there were approximately 1,439 holders of record of shares of the Company's Common Stock, and 26 holders of record of shares of the Company's Class A Convertible Preferred Stock (Class A Stock), which is convertible into Common Stock on a one for one basis. During fiscal 2003, 1000 Class A Convertible Preferred Shares were converted into the same number of additional shares of the Company's Common Stock. No transactions with respect to the Class A Convertible Preferred Shares occurred in 2004.

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

SALES  OF  UNREGISTERED  SECURITIES

In the three years ended December 31, 2004, the Company has made the following sales of unregistered securities, all of which sales were based upon exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). The Company relied upon Regulation D in issuing these shares and warrants without registration under the Securities Act.

During the year ended December 31, 2004, the Company sold 400,000 common shares to two accredited investors under private placements at prices ranging from $0.20 per share to $0.40 per share. The private placement for 375,000 common shares included warrants to purchase additional common shares at $0.30 per share.

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

SECURITIES  AUTHORIZED  FOR  ISSUANCE  UNDER  EQUITY  COMPENSATION  PLANS

Equity  based  compensation  plans  in  force  as  at  December  31,  2004:

Plan Category           Number of securities to be      Weighted-average exercise      Number of securities
                        issued upon exercise of         price of outstanding           remaining  available  for
Options                 outstanding options,            options, warrants and          future  issuance  under
                        warrants and rights            rights                         equity  compensation  plans
                                                                                       (excluding  securities
                                                                                       reflected  in  column  (a))
                                   (a)                              (b)                             (c)
---------------------   ----------------------------    --------------------------     ------------------------
Equity compensation
plans approved by            3,128,903                       $   0.55                                  -
security holders
---------------------   ----------------------------    --------------------------     ------------------------
Equity compensation
plans not approved             240,000                           0.48                            n/a
by security holders
---------------------   ----------------------------    --------------------------     ------------------------
Total                        3,358,903                        $  0.54                                  -
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

As at December 31, 2004, the Company held a 33% equity investment in Prion Developmental Laboratories, Inc. (PDL), a privately held biotechnology company specializing in the development of rapid and inexpensive diagnostic tests to detect Mad Cow Disease. PDL has developed a lateral flow strip test similar to a home pregnancy test that will be used on-site taking less than twenty minutes to complete. Currently there are no rapid tests that can be performed at the slaughterhouse that will ensure that cattle with Mad Cow Disease do not enter the human food chain.

GBI has signed a Letter of Understanding to acquire the remaining holdings of PDL and make it a wholly-owned subsidiary. Management believes that 100% ownership of PDL's technology in diagnostic test development would contribute significantly to the value of the Company. Terms of a definitive agreement will be released if and when they are determined.

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

The consolidated financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If the Company were not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements. As described elsewhere in this report, at December 31, 2004, there are certain conditions that currently exist which raise substantial doubt about the validity of this assumption. While the Company anticipates raising additional private placement funds to remove the substantial doubt, these private placements are not assured. Failure to raise additional funds may result in the Company curtailing operations or writing assets and liabilities down to liquidation values, or both.

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

RESULTS  OF  OPERATIONS

Year  ended  December  31,  2004  compared  to  December  31,  2003:

The Company is a development stage entity. Substantially all its efforts from organization to date have dedicated towards the funding of, and research and related development of, certain medical diagnostic products. To date the Company has not generated revenues from these principal business activities.
The  Company  had  no  revenue  in  2004  or  2003.

On May 13, 2003 the Company was granted a direct license with respect to certain breast cancer diagnostic technology from the University of Michigan. The Company's future operations remain dependent upon its ability to attract third party financing and its ability to remain compliant with its developmental and royalty payment obligations with the University.

In 2004, the Company realized net proceeds of $1,961,335 in connection with a private placement financing of which the securities sold were (i) Convertible Notes carrying interest at the rate of 10% per annum due in 13 months, and
(ii) Five Year Warrants to purchase additional Shares of the Company's Common Stock.

The Company also completed a separate private placement through which it realized net proceeds of $75,000.

For the year ended December 31, 2004, the Company incurred a net loss of $5,017,908 compared to $4,542,786. A substantial fraction of the 2003 and 2004 losses were incurred due to amortization of technology assets. On a cash basis, the Company used $1,741,116 on operating activities in 2004, compared to $817,216 in 2003.

Total cash used in operations increased by $923,900 from $817,216 in 2003 to $1,741,116 in 2004.

Loss per share was ($0.17) in 2004 compared to ($0.17) in 2003. The weighted average number of shares outstanding for the year ended December 31, 2004 was 26,690,990 compared to 27,201,652 for the year ended December 31, 2003.

Research  and  development  expenses of $339,548 were recorded in the year ended
December 31, 2003 relating to the expenses incurred by Biomedical Diagnostics compared to $367,964 for the year ended December 31, 2003, a decline of $28,416 reflecting reduced activity due to a lack of funding.

The Company incurred net losses on debt settlements during the year ended December 31, 2004 of $221,301 compared to gains of $501,189 during the year ended December 31, 2003.

The Company's total assets as at December 31, 2004 totaled $7,495,018 compared to total assets of $9,027,588 as at December 31, 2003. Total assets have decreased in 2004 due in large part to the amortization of the technology assets.

Stockholders' equity as at December 31, 2004 was $2,720,545 compared to $5,346,838 as at December 31, 2003. Stockholders' equity declined as a result of the net loss for the year being in excess of net cash raised through private placements.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

Cash flows used in operating activities totaled ($1,741,116) for the year ended December 31, 2004 compared to ($817,216) for the year ended December 31, 2003.

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

A  summary  of  the  Company's  financial  commitments  is  set  out  below:

                                                      Payments Due by Period

                                                            2005          2006-2007     2008-2009
CONTRACTUAL OBLIGATIONS                    TOTAL       LESS THAN 1 YEAR  1 - 3 YEARS   4 - 5 YEARS   AFTER 5 YEARS
                                    ----------------   ----------------  ------------  -----------   ----------
Short-term debt                         $2,384,421       $  2,384,421      $      -       $    -        $    -
Operating leases                        $    6,469       $      2,283      $  4,186       $    -        $    -
                                    ----------------   ----------------  ------------  -----------   ----------
Total contractual cash obligations      $2,390,890       $  2,386,704      $  4,186       $    -        $    -
                                    ================   ================  ============  =============  =========

As of December 31, 2004, the Company had cash on hand of approximately $1,181 and a working capital deficiency of $4,769,003. Cash on hand is not sufficient to meet the Company's current needs.

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

     -    auditors'  report
     -    consolidated  balance  sheet  as  of  December  31,  2004  and  2003
     - consolidated statements of operations, cash flows and changes in stockholders' equity for the years ended 2004 and 2003 and the period from September 19, 1994 (inception) to December 31, 2004
     -    notes  to  consolidated  financial  statements.

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

PART  III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS  AND  EXECUTIVE  OFFICERS

The following sets forth certain information, with respect to each person who is currently an executive officer or director of Genesis Bioventures.

NAME                       AGE                   POSITION
---------------------     ----    ---------------------------------------
E.  Greg  McCartney        53     Chairman of the Board, President, Chief
                                    Executive  Officer
T.J. Lou  McKinney, C.A.   70     Chief Financial Officer and Director
Lawrence  J.  Pasemko      68     Executive Vice President and Director
Ian B. Woods, M.D., Ph.D.  60     Director
Antony Dyakowski           57     Director

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

DR. IAN B. WOODS, M.D., PH.D. - Dr. Woods currently serves as a Director of the Company. He was the Company's Vice President of Science and Technology from 2001 to 2003 and was the Company's Vice President, Operations from 1998 to 2000. Dr. Woods is the senior founding partner of the Burke Mountain Medical Centre in Port Coquitlam, British Columbia, where he has conducted a general medical practice since 1977. Over the last 10 years, he has provided medical and scientific consulting services to a number of public and private companies in the medical sector. He has also served for over 20 years at various times on the Medical Advisory, Pediatric Advisor, and Medical Manpower Committees on the Royal Columbian Hospital in British Columbia, Canada. He received his Ph.D. in Physics and his M.D. from the University of British Columbia.

ANTONY S. DYAKOWSKI - Mr. Dyakowski is a Director of the Company and has been actively involved with Genesis Bioventures since its inception. He has over 35 years of experience in raising corporate and venture capital, corporate management, and many other phases of business concerning equity markets. In the past he has secured well over $25,000,000 in venture and corporate capital for various projects ranging from oil and gas to medical equipment and biomedical research and development. Mr. Dyakowski received his BA in Geography/Geology from the University of British Columbia.

Each director holds office until the Company's annual meeting of stockholders and until his/her successor is duly elected and qualified. Officers are elected by the Board of Directors and hold office at the discretion of the Board of Directors. There are no family relationships between any of the directors or executive officers of the Company. Mr. McCartney, Mr. Pasemko, Mr. McKinney, Mr. Robert F. Lutz and Dr. Woods were elected at a meeting of the stockholders held on October 24, 2001.

Mr. Robert F. Lutz served as Director until January 12, 2005 at which time he retired. On May 1, 2005, Antony Dyakowski consented to act as a Director to replace Mr. Lutz on the Board of Directors as well as Chair of the Company's audit committee. Mr. Dyakowski is the only director who is not a member of management. He effectively acts as a one person Audit Committee currently and no person has been appointed as the audit committee financial expert.

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

ITEM  10.     EXECUTIVE  COMPENSATION

The following table summarizes the aggregate compensation paid to Genesis Bioventures' Chief Executive Officer and the four most highly compensated executive officers other than the CEO (the "Named Executive Officers") during the fiscal year ended December 31, 2004. On June 30, 2003 the executive officers and certain other employees signed letters of forgiveness waiving fifty percent of the outstanding salaries due at that date. The total amount of salaries waived was $489,905.

SUMMARY  COMPENSATION  TABLE

                                                                                          LONG-TERM
                                                  ANNUAL COMPENSATION                    COMPENSATION
                                  -----------------------------------------------      ---------------
                                                                                          SECURITIES
NAME AND PRINCIPLE                 FISCAL        SALARY                                   UNDERLYING
    POSITION                        YEAR                      BONUS        OTHER           OPTIONS
                                 ---------     ---------    ---------    ----------     -------------
E. Greg McCartney,                  2004        $132,000            -    $      -       $      -
  President and Chief               2003        $132,000            -    $      -       $      -
  Executive Officer                 2002        $132,000            -    $      -       $      -

Lawrence J. Pasemko,                2004        $120,000            -    $      -       $      -
  Executive Vice                    2003        $120,000            -    $      -       $      -
  President                         2002        $120,000            -    $      -       $      -

T.J. Lou McKinney,                  2004        $ 72,000            -    $      -       $      -
  Chief Financial                   2003        $ 72,000            -    $      -       $      -
  Officer                           2002        $ 72,000            -    $      -       $      -

Dr. Ian Woods,                      2004        $      -            -    $      -       $      -
  Vice President                    2003        $ 60,000            -    $      -       $      -
  Science & Technology              2002        $ 60,000            -    $      -       $      -

 STOCK  OPTIONS

No Stock Options were granted in the year ended December 31, 2004. The following table provides information with respect to the stock option grants made to the Named Executive Officers during the 2002 fiscal year under Genesis Bioventures' 2002 Stock Option Plan and options granted outside of the plan. No stock appreciation rights were granted during such fiscal year to the Executive Officers.

OPTION  GRANTS  IN  LAST  FISCAL  YEAR

None

AGGREGATED  OPTION  EXERCISE  IN  LAST  FISCAL  YEAR

                                                                                         VALUE OF UNEXERCISED
                                                               NUMBER OF UNEXERCISED    IN- THE-MONEY OPTIONS
                                                             OPTIONS AT DEC. 31, 2004      AT DEC 31, 2004
                       SHARES ACQUIRED ON                    ------------------------   ---------------------
                            EXERCISE        VALUE REALIZED         EXERCISABLE (1)             EXERCISABLE (1)
                       ------------------   --------------   ------------------------   ---------------------
E. Greg McCartney                       -                -                  612,500                      -
Lawrence Pasemko                        -                -                  612,500                      -
Dr. Ian Woods                           -                -                  390,000                      -
T.J. Lou McKinney                       -                -                  385,000                      -

 (1)  There  were  no  unexercisable  options  as  of  December  31,  2004.

DIRECTOR  COMPENSATION

Directors not otherwise employed by the Company did not receive cash compensation for serving on the Board of Directors during the fiscal year ended December 31, 2004.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL AGREEMENTS

Messrs. E. G. McCartney, Chairman, Larry Pasemko, Executive Vice-President, T.J. Louis McKinney Chief Financial Officer are parties to employment agreements with the Company. The original agreements have a two-year term, which expired on January 1, 2004 and were extended to June 30, 2005. The agreements contain confidentiality clauses and provide for early termination for change in control on relocation of the Company's principal offices.

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information known to the Company, as of December 31, 2004, regarding the beneficial ownership of the Company's voting securities by (i) each of the Company's directors and executive officers, and (ii) all directors and executive officers of the Company as a group. Except as indicated below, management is not aware of any individual or entity that owns 5% or more of the voting stock of the Company, unless otherwise indicated, each of the stockholders listed in the table below has sole voting and power of disposition with respect to shares beneficially owned by such stockholder.

                  NAME AND ADDRESS                  NUMBER OF SHARES      PERCENT OF OUT-    PERCENT OF VOTING
TITLE OF CLASS    OF BENEFICIAL OWNER            BENEFICIALLY OWNED (2)  STANDING SHARES (3)    OWNERSHIP (4)
                  -------------------------      ----------------------  -------------------  ----------------
Common shares     E. Greg McCartney   (1)             1,033,764(5)             3.26%              3.26%

Common shares     Lawrence J. Pasemko (1)             1,042,764(5)             3.29%              3.29%

Common shares     T. J. Lou McKinney  (1)               395,000(5)             1.26%              1.25%

Common shares     Ian B. Woods, M.D., Ph.D. (1)         690,000(5)             2.19%              2.19%

Common shares     All directors/officers as a group   3,161,528                9.54%              9.54%

Common shares     Lutz Family Trust
                  71 Biltmore Estates Phoenix,
                  AZ 85016                            7,135,575(6)            22.97%             22.93%

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

During 2001 the Company issued 3,004,605 common shares and warrants to purchase 800,000 shares to settle an obligation of $3,500,000 incurred in 2000 to the Lutz Family Trust, controlled by Robert Lutz, a major shareholder and director. The warrants had an exercise price of $2.00 per share and expired in May 2003. Also during 2001 the Lutz Family Trust, in four series of loans of $500,000; $100,000; $100,000 and $1,600,000, advanced an additional $2,300,000 to the
Company. Of the $1,600,000 loan, $600,000 was repaid, leaving a total outstanding balance of $1,700,000 for both loans. In addition, as additional compensation for the loans totaling $700,000 the Company issued separate warrants to purchase 283,776 shares of common stock at $3.00 per share that expired in 2003. The remaining $1,000,000 loan plus outstanding interest was convertible into common shares at $1.50 at the holder's option. Upon any such conversion, the holder would receive warrants to purchase the number of shares equal to one-half the number of shares received on conversion with an exercise price of $3.00 and a three-year term.

Also during 2001, the Company paid $210,163 under a management services contract to Tynehead Capital Corp., controlled by Greg McCartney and Larry Pasemko, directors and officers of the Company and $60,000 to No 134 Corporate Ventures Ltd. controlled by Louis McKinney, a director and officer.

In July 2002, the Lutz Family Trust converted $1,212,744 to common shares of the Company at $0.33 per share. All warrants and options were terminated at that time. The $700,000 loans remain in place accruing interest.

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

     The  following  documents  are  filed  as  part  of  this  Form  10-KSB:

(a)  Exhibits:

     Please  see  the  Exhibit  Index  on  Page  E-1  of  this  Annual  Report.

(b)     Reports  on  Form  8-K:

1. Current report on Form 8-K dated December 31, 2004 filed on January 6, 2005 regarding Amendment No. 4 with respect to an extension to the Merger Agreement with Corgenix.

2. Current report on Form 8-K, dated January 14, 2005 filed on January 19, 2005 regarding termination of the Merger Agreement with Corgenix.

3. Current report on Form 8-K, dated April 15, 2005 filed on April 18, 2005 regarding a delay in filing of the Company's year end audited financial statements and Form 10-KSB.

4. Current report on Form 8-K, dated April 26, 2005 filed on April 26, 2005 regarding receipt of written notice from the American Stock Exchange informing the Company that it was not in compliance with Sections 134 and 1101 of the Company Guide.

5. Current report on Form 8-K, dated May 17, 2005 filed on May 18, 2005 regarding a change in the Company's auditors from KPMG LLP to De Joya & Company, CPA's effective May 17, 2005

6. Current report on Form 8-K, dated May 19, 2005 filed on May 19, 2005 regarding the American Stock Exchange granting the Company an extension of time to file its Form 10-KSB to on or before June 15, 2005.

7. Current report on Form 8-K, dated June 1, 2005 filed on June 1, 2005 regarding entry into a material definitive agreement with Efoora Inc. and Prion Developmental Laboratories whereby Efoora agrees to sell all shares owned or pledged in PDL to the Company for $0.50 per share.

ITEM  14.     PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

The Company has only one Director who is not a member of management, Mr. Antony S. Dyakowski. Currently, Mr. Dyakowski effectively acts as a one person Audit Committee.

The  Company's  independent  outside  accountants  are:  De  Joya & Company Inc.

The aggregate fees billed by such firm for each of the last two fiscal years for professional services rendered by the Company's principal accountant have been:

            AUDIT  FEES     AUDIT-RELATED  FEES     TAX  FEES     ALL OTHER FEES
            -----------     -------------------     ---------     --------------
2004        $   97,150      $          81,539              -                  -

2003        $   63,915      $          31,339

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

                         GENESIS  BIOVENTURES,  INC.

                         By:     /s/  E.G.  McCartney
                                 -----------------------------------------------
                         Name:   E.G.  McCartney
                                 Chairman, President and Chief Executive Officer

June  15,  2005

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

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE
REGISTRANT  AND  IN  THE  CAPACITIES  AND  ON  THE  DATES  INDICATED.

SIGNATURE                   TITLE                                    DATE
-----------------------     -------------------------------     --------------

/s/ E. Greg  McCartney                                          June 15, 2005
-----------------------
E.  Greg  McCartney         Chairman  of  the  Board
                            President  and  Chief  Executive
                            Officer  and  Director

/s/ T.J. Lou  McKinney                                          June 15, 2005
-----------------------
T.J. Lou  McKinney, C.A.    Chief  Financial  Officer
                            and  Director  (principal  financial
                            and  accounting  officer)

/s/ Lawrence  J.  Pasemko                                       June 15, 2005
-------------------------
Lawrence  J.  Pasemko       Executive  Vice  President
                            and  Director


/s/ Ian B. Woods                                                June 15, 2005
------------------------
Ian B. Woods, M.D., Ph.D.   Director


/s/ Antony Dyakowski                                            June 15, 2005
-------------------------
Antony Dyakowski            Director


                                         INDEX TO EXHIBITS

EXHIBIT NO.  DESCRIPTION
-----------  --------------------------------------------------------------------------------------

        2.1    Merger  Agreement with Corgenix Medical Corporation dated March 12, 2004

        2.2    Amended and Restated Plan of Merger dated May 21, 2004

        2.3    Agreement between GBI, Corgenix, Efoora and PDL dated May 25, 2004.

        2.4    Settlement Agreement with Paul Ervin and Biotherapies dated June 9, 2004.

        2.5    Amended Agreement and Plan of Merger  December 31, 2004.

        2.6    Letter of Termination from Corgenix dated January 19, 2005.

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

      4.1.1    Form of Warrant issued in the September 17, 2004 Private Placement.

        4.2    Form  of  Note  issued  in  the  March  12,  2004 Private Placement.

        4.3    Form  of  Warrant  issued  in  the March 12, 2004 Private Placement.

          5    Registration Statement Form S-3, David Cohen Letter dated May 25, 2004.

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

       10.5    Form of Stock Option Agreement for Shares Issued under the BioLabs
               Amended and Restated Stock Option Plan (incorporated by reference to the like-
               numbered exhibit to the Company's Registration Statement on Form S-8, filed on April
               27, 2000).

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


EXHIBIT NO.  DESCRIPTION
-----------  --------------------------------------------------------------------------------------

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

      10.12    2001 Stock Incentive Plan. (incorporated by reference to the like-
               numbered exhibit 4.2 to the Company's Registration Statement on Form S-8, filed on
               December 4, 2001).

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

      10.18    GBS-2002 Stock Award Plan (incorporated by reference to exhibit 10.1 to the Company's registration statement on Form S-8, filed on March 5,2003).

      10.19    Service Agreement between ARUP and Biomedical Diagnostics dated June 13,
               2001.

      10.20    Non-Disclosure Agreement with the University of Michigan dated April 9,
               2003.

       14.1    Code  of  Ethics

       16.2    KPMG Letter dated May 17, 2005.

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

       31.1    Certification  of  Chief  Executive  Officer

       31.2    Certification  of  Chief  Financial  Officer

       32.1    Certification  Pursuant  to  18  U.S.C.  Section 1350 as Adopted
               Pursuant to  Section  906  of  the  Sarbanes-Oxley  Act of 2002.

       99.1    News Release dated April 18, 2005.

       99.2    News Release dated April 26, 2005.

De  Joya  Griffith  &  Company
------------------------------
Certified  Public  Accountants
                                                    2425 W Horizon Ridge Parkway
                                                             Henderson, NV 89052
                                                             702.563.1600  (tel)
                                                              702.548.5476 (fax)


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


We have audited the accompanying consolidated balance sheet of Genesis Bioventures, Inc. (A Development Stage Company), as of December 31, 2004, and the related consolidated statement of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The cumulative statements of operations, stockholders' equity and cash flows for the period from September 19, 1994 (inception) to December 31, 2004 include amounts for the period from September 19, 1994 (inception) to December 31, 2003, which were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for the period September 19, 1994 through December 31, 2004 is based solely on the reports of other auditors.

We conducted our audit in accordance with the standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genesis Bioventures, Inc. (a Development Stage Company) as of December 31, 2004, and the results of its operations and cash flows for the year then ended and the period from September 19, 1994 (inception) to December 31, 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

June  14,  2005

/s/ De  Joya  Griffith  &  Company
----------------------------------
De  Joya  Griffith  &  Company

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)

CONSOLIDATED  BALANCE  SHEETS
(Expressed  in  United  States  dollars)


AS AT DECEMBER 31,                                                         2004           2003
---------------------------------------------------------------------  -------------  -------------
ASSETS
Current assets:
  Cash and cash equivalents                                            $      1,181   $      9,070
  Short-term investments                                                          -         74,511
  Accounts and other receivables                                              4,289          6,424
  Prepaid expenses                                                                -          2,900
---------------------------------------------------------------------  -------------  -------------
Total current assets                                                          5,470         92,905
---------------------------------------------------------------------  -------------  -------------

Loan receivable (Note 4)                                                    200,000              -
Property and equipment (Note 6)                                               5,739         45,399
Medical technology licenses (Note 8)                                      7,081,296      8,889,284
Deferred financial costs (Note 12)                                          202,513              -
---------------------------------------------------------------------  -------------  -------------
Total assets                                                           $  7,495,018   $  9,027,588
---------------------------------------------------------------------  -------------  -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                             $  1,514,480   $  2,393,067
  Accounts payable and accrued liabilities, related parties (Note 11)       875,572        227,193
  Promissory notes payable (Note 9)                                       1,684,421        348,309
  Promissory notes payable, related parties (Note 9)                        700,000        712,181
---------------------------------------------------------------------  -------------  -------------
Total current liabilities                                                 4,774,473      3,680,750
---------------------------------------------------------------------  -------------  -------------

STOCKHOLDERS' EQUITY: (Note 10)
Common stock, $.0001 par value:
  Authorized 100,000,000 shares;
  Issued: 31,060,156 (2003 - 29,068,768)                                      3,106          2,907
Preferred stock, $.0001 par value.
  Authorized 100,000,000 shares;
  Issued: 63,562 (2003 - 63,562)                                                  6              6
Additional paid-in capital                                               43,111,991     40,679,575
Common share subscriptions                                                   19,000         60,000
Deficit accumulated during the development stage                        (40,413,558)   (35,395,650)
---------------------------------------------------------------------  -------------  -------------
Total stockholders' equity                                                2,720,545      5,346,838
---------------------------------------------------------------------  -------------  -------------
Total liabilities and stockholders' equity                             $  7,495,018   $  9,027,588
---------------------------------------------------------------------  -------------  -------------

GOING  CONCERN  (Note  1)
COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS (Notes 3, 5 and 15) PROPOSED BUSINESS ACQUISITION (Note 16)
SUBSEQUENT  EVENTS  (Notes  3  and  17)

APPROVED  BY  THE  DIRECTORS:
_____________________________  Director     _____________________________
Director

See  accompanying  notes  to  consolidated  financial  statements.

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)

CONSOLIDATED  STATEMENTS  OF  OPERATIONS
(Expressed  in  United  States  dollars)

                                                                                              Period from
                                                                                             September 19,
                                                                                                 1994
                                                                  Years ended December 31,   (inception) to
                                                                 --------------------------  December  31,
                                                                     2004          2003          2004
---------------------------------------------------------------  ------------  ------------  -------------
Expenses:
  Amortization                                                   $ 1,869,108   $ 1,880,315   $  5,864,911
  Loss on foreign exchange                                            15,275        71,899        173,791
  Investor relations:
    Stock-based compensation                                         239,671       434,136      1,449,181
    Incurred                                                           2,372        62,267        983,085
  Legal and accounting                                               314,626       477,030      2,340,573
  Listing and share transfer fees                                    123,379        82,925        485,018
  Management and consulting fees:
    Stock-based compensation                                          44,594        27,500      4,821,662
    Incurred                                                         (39,300)      112,177      2,004,514
  Office and miscellaneous                                            90,672        83,608        512,823
  Rent and occupancy costs                                            58,510       114,088        650,814
  Salaries and benefits:
    Stock-based compensation                                        (335,700)      388,550         52,850
    Incurred                                                         412,129       548,020      1,699,589
  Telephone                                                           16,609        15,791        139,003
  Travel and promotion                                                53,900        41,476      1,178,958
  In-process research and development (Note 3)                             -             -        750,000
  Research and development                                           339,548       367,964      1,246,847
  Royalty fees                                                         5,000             -        105,291
---------------------------------------------------------------  ------------  ------------  -------------
                                                                   3,210,393     4,707,746     24,458,910
---------------------------------------------------------------  ------------  ------------  -------------

Loss before other expense                                         (3,210,393)   (4,707,746)   (24,458,910)
Other income (expense):
  Other income                                                        19,246       104,179        158,320
  Interest  income                                                         -           744         80,419
  Interest  and bank charges:
    Incurred                                                        (409,418)     (179,015)    (1,312,267)
    Amortization of deemed discount (Note 9)                      (1,196,042)     (262,137)    (3,937,772)
  Equity in loss of investments: (Note 7)
    Prion Developmental Laboratories, Inc.                                 -             -     (2,436,553)
      Biotherapies Incorporated                                            -             -     (5,437,610)
      Biomedical Diagnostics, LLC                                          -             -     (3,357,253)
  Gain (loss) on debt settlements                                   (221,301)      501,189        624,803
---------------------------------------------------------------  ------------  ------------  -------------
Loss for the period                                              $(5,017,908)  $(4,542,786)  $(40,076,823)
---------------------------------------------------------------  ------------  ------------  -------------

Loss per common share, basic and diluted (Notes 2(k) and 10(b))  $     (0.17)  $     (0.17)  $      (3.42)
---------------------------------------------------------------  ------------  ------------  -------------
Weighted average number of common shares outstanding,
basic and diluted                                                 29,690,990    27,201,652     11,698,009
---------------------------------------------------------------  ------------  ------------  -------------

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

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)

Consolidated  Statements  of  Stockholders'  Equity  (Continued)
(Expressed  in  United  States  dollars)
--------------------------------------------------------------------------------

                                                                                                             Deficit
                         Common  shares            Common  share           Preferred  shares               accumulated     Total
                   -------------------------       subscriptions      -----------------------  Additional    during        stock-
                     Number                     --------------------     Number                 paid-in    development    holders'
                    of shares      Amount       Number      Amount     of shares     Amount     capital       stage        equity
-----------------------------------------------------------------------------------------------------------------------------------
                                     $                        $                        $           $            $            $
Balance,
  December
  31, 2002,
  brought forward .  24,768,139        2,476    447,128     277,750        64,562            6   38,153,137  (30,852,864)7,580,505

Issue of
  Common
  Stock
  Previously
  Subscribed
  for . . . . . . .     447,128           45   (447,128)   (277,750)            -            -      277,705            -         -
Issue of
  Common
  stock for
  cash (net
  of cash
  share issue
  costs of
  $ 174,152
  and non-cash
  of $240,559). . .     2,410,111        241          -           -             -            -      533,348            -   533,589
Issue of
  Common
  stock on
  conversion
  of
  convertible
  preferred
  shares. . . . . .         1,000          -          -           -        (1,000)           -            -            -        -
Issue of
  Common
  stock for
  services
  provided
  and
  settlement
  of accounts
  payable and
  accrued
  liabilities . . .     1,442,390        145          -           -             -            -    1,265,823            - 1,265,968
Fair value
  of
  beneficial
  conversion
  feature
  and discounts
  of promissory
  notes . . . . . .            -           -          -           -             -            -       61,012            -    61,012
Common
  Share
  subscriptions . .            -           -    150,000      60,000             -            -            -            -    60,000
Employee
  stock option
  compensation
  expense
  of option
  repricing . . . .             -          -          -           -             -            -      388,550            -   388,550
Loss for the
  period. . . . . .            -           -          -           -             -            -            -  (4,542,786)(4,542,786)
-----------------------------------------------------------------------------------------------------------------------------------

Balance,
  December
  31, 2003. . . . .    29,068,768      2,907    150,000      60,000        63,562            6   40,679,575  (35,395,650)5,346,838
Issue of
 common stock
 previously
 subscribed for . .       150,000         15     (150,000)  (60,000)            -            -       59,985            -         -
Issue  of
 common  stock
 for cash (net
 of share issue
 costs of $551) . .       407,224         41            -         -             -            -       85,853            -    85,894
Issue  of
 common stock
 for services
 provided and
 settlement of
 accounts payable
 and  accrued
 liabilities. . . .     1,434,164        143            -         -             -            -      566,005            -   566,148
Fair  value of
 amendments to
 options and
 warrants
 previously issued
 for services
 and  debt. . . . .             -          -            -          -            -            -      178,957            -   178,957
Employee  stock
 Option
 compensation
 expense (recovery)             -          -            -          -            -            -     (335,700)           -  (335,700)
Fair  value  of
 warrants  issued
 for  commissions
 on convertible
 notes issued . . .             -          -            -          -            -            -      397,336            -   397,336
Financing proceeds
 allocated  to
 warrants issued
 with  convertible
 notes. . . . . . .             -          -            -          -            -            -      512,100            -   512,100
Financing proceeds
 allocated  to
 beneficial
 conversion  option
 on convertible
 notes. . . . . . .             -          -            -          -            -            -      967,880            -   967,880
Common  stock
 subscriptions. . .             -          -      100,000     19,000            -            -            -            -    19,000
Loss for the period             -          -            -          -            -            -            -  (5,017,908)(5,017,908)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December
 31, 2004 . . . . .    31,060,156  $   3,106      100,000  $  19,000       63,562  $         6  $43,111,991 $(40,413,558)$2,720,545
===================================================================================================================================

See  accompanying  notes  to  consolidated  financial  statements.

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)

CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(Expressed  in  United  States  dollars)


                                                                                                        Period  from
                                                                                                        September 19,
                                                                                                            1994
                                                                             Years ended December 31,  (inception) to
                                                                            --------------------------  December  31,
                                                                                2004          2003          2004
--------------------------------------------------------------------------  ------------  ------------  -------------
Cash flows from operating activities:
  Loss for the period                                                       $(5,017,908)  $(4,542,786)  $(40,058,823)
  Items not affecting cash:
    Amortization                                                              1,869,108     1,880,315      5,864,911
    Deemed discount amortization on promissory notes                          1,196,042       262,137      4,046,105
    Equity in loss on investment of Biomedical Diagnostics LLC                        -             -      3,357,253
    Equity in loss on investment of Biotherapies, Inc.                                -             -      5,437,610
    Equity in loss on investment of Prion Developmental Laboratories, Inc.            -             -      2,436,553
    In-process research and development                                               -             -        750,000
    Stock compensation                                                          (51,404)      850,186      5,179,636
    Stock appreciation rights plan                                                    -             -         29,230
    Loss (gain) on debt settlement                                              221,301      (501,189)      (642,803)
    Changes in operating assets and liabilities:
      Accounts and other receivables                                              2,135        (3,688)        (4,835)
      Prepaid expenses                                                            2,900       150,395        103,866
      Accounts payable and accrued liabilities                                   36,710     1,087,414      5,697,672
      Due from related party                                                          -             -              -
--------------------------------------------------------------------------  ------------  ------------  -------------
  Net cash used in operating activities                                      (1,741,116)     (817,216)    (7,803,625)
--------------------------------------------------------------------------  ------------  ------------  -------------
Cash flows from investing activities:
  Capital expenditures on property and equipment                                (21,460)       (9,298)      (146,616)
  Loan receivable                                                              (200,000)            -       (200,000)
  Purchase of shares and bonds of Biotherapies, Inc.                                  -             -     (2,643,976)
  Investment in Prion Developmental Laboratories, Inc.                                -             -     (2,436,553)
  Acquisition of Biomedical Diagnostics, LLC, net of cash acquired                    -             -     (2,696,756)
  Cash acquired on consolidation                                                      -             -          8,617
  Investment in Biomedical Diagnostics, LLC                                           -             -     (3,000,000)
  Investment in I.D. Certify, Inc.                                                    -             -       (800,160)
  Increase in deferred financing costs                                         (379,088)            -       (379,008)
  Purchase of short-term investments                                                  -       (74,511)      (441,511)
  Redemption of  short-term investments                                          74,511             -        441,511
  Deposit on future acquisitions                                                      -             -        (50,000)
  Due from related party                                                              -      (31,903)              -
--------------------------------------------------------------------------  ------------  ------------  -------------
  Net cash used in investing activities                                        (526,037)      (51,906)   (12,344,452)
--------------------------------------------------------------------------  ------------  ------------  -------------
Cash flows from financing activities:
  Exercise of share purchase warrants                                                 -             -         63,000
  Exercise of stock options                                                           -             -        385,803
  Issuance of promissory notes                                                2,315,000        21,681      8,179,428
  Repayment of promissory notes                                                (142,181)       (9,500)      (751,681)
  Common stock issued for cash                                                   86,445       774,148      6,279,047
  Common stock subscriptions                                                          -        60,000        427,750
  Preferred stock issued for cash                                                     -             -      5,565,911
--------------------------------------------------------------------------  ------------  ------------  -------------
  Net cash provided by financing activities                                   2,259,264       846,329     20,149,258
--------------------------------------------------------------------------  ------------  ------------  -------------
Net increase (decrease) in cash and cash equivalents                             (7,889)       (2,790)         1,181
Cash and cash equivalents, beginning of period                                    9,070        11,860              -
--------------------------------------------------------------------------  ------------  ------------  -------------
Cash and cash equivalents, end of period                                    $     1,181   $    (9,070)  $      1,181
--------------------------------------------------------------------------  ------------  ------------  -------------
                                                                                                         Continued...

See  accompanying  notes  to  consolidated  financial  statements.

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)

CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(Expressed  in  United  States  dollars)


                                                                                                        Period  from
                                                                                                        September 19,
                                                                                                            1994
                                                                             Years ended December 31,  (inception) to
                                                                            --------------------------  December  31,
                                                                                2004          2003          2004
--------------------------------------------------------------------------  ------------  ------------  -------------
Continued...

SUPPLEMENTAL DISCLOSURE:
Cash paid for:
    Income taxes                                                            $          -  $          -  $          -
    Interest                                                                $     22,545  $        752  $    310,630

NON-CASH FINANCING AND INVESTING ACTIVITIES:
  Common stock issued to settle or upon conversion of
 promissory notes payable and amounts payable and
 accrued liabilities                                                        $    446,246  $    448,173  $  8,979,497
  Common stock issued for shares of Biotherapies, Inc.
 and patents                                                                $          -  $          -  $  4,570,700
  Discounts and beneficial conversion feature on
 promissory notes                                                           $  1,479,981  $     61,012  $  3,966,114
  Deemed dividends on preferred shares                                      $          -  $          -  $    354,735
  Common stock issued on conversion of preferred shares                     $          -  $          -  $        194
  Contribution to Biomedical Diagnostics, LLC of rights
 acquired                                                                   $          -  $          -  $  2,680,860
  Issuance of common stock on acquisition (Note 7(a))                       $          -  $    240,559  $  1,680,000
  Shares issued as consideration for acquisition of 50%
 interest in LLC (Note 3)                                                   $          -  $          -  $  4,719,336
  Subscription receivable for issued common shares                          $     19,000  $          -  $     34,000
  Common stock issued for fixed asset                                       $          -  $          -  $    111,189
  Extinguishment of stock appreciation rights plan (Note 10(d))             $          -  $          -  $    632,066
  Conversion of trade payables to promissory notes                          $          -  $     60,000  $     60,000
  Forgiveness of salaries                                                   $          -  $    489,905  $    489,905
  Fair value of warrants issued as commission on
 convertible notes                                                          $    480,470  $          -  $    480,470
--------------------------------------------------------------------------  ------------  ------------  -------------

See  accompanying  notes  to  consolidated  financial  statements.

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  FINANCIAL  STATEMENTS
(Expressed  in  United  States  dollars)

YEARS  ENDED  DECEMBER  31,  2004  AND  DECEMBER  31,  2003
-----------------------------------------------------------

1.     NATURE  OF  DEVELOPMENT  STAGE  ACTIVITIES  AND  GOING  CONCERN

     The  Company  changed  its  name from Biolabs, Inc. to Genesis Bioventures,
Inc.  on  October  29,  2001. Biolabs, Inc. was incorporated in the State of New
York on September 19, 1994. The Company, through its subsidiary and equity investment companies, is engaged in the business of identifying and funding promising biotechnology companies involved in research and related product development in the fields of cancer and neurodegenerative diagnostics.

     At December 31, 2004, the Company holds equity interest in Prion Developmental Laboratories, Inc. ("PDL"), a private company that is developing a diagnostic test for prion diseases, a family of fatal neurodegenerative diseases that includes BSE or "Mad Cow Disease". Furthermore, Biomedical Diagnostics, LLC ("Diagnostics"), a wholly-owned subsidiary, has developed a screening diagnostic for breast cancer and through its license agreements plans on developing potential screening diagnostics for the detection of ovarian and prostate cancers.

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

     As of December 31, 2004, the Company is considered to be in the development stage as substantially all efforts are being directed towards the research and related development of medical diagnostics, and the Company has not generated revenues from these principal business activities. The Company's future operations are dependent upon the Company's ability to remain compliant with its medical technology license agreement with the University of Michigan (Notes 3 and 8), obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from its operations. Furthermore, the Company's equity investments have been written down to $NIL and may require additional funding from the Company to continue research and development and other operating activities. The Company continues to experience negative cash flows from operations and is currently not in compliance with the repayment terms on certain promissory note obligations (Note
9). The Company has a working capital deficiency at December 31, 2004 of $4,692,584 (2003 - $3,587,845) and during the year ended December 31, 2004 used cash flow in operating activities of $1,685,186 (2003 - $817,216). The Company is currently seeking additional funds through future debt or equity financings to offset future cash flow deficiencies. Such financing may not be available or may not be available on reasonable terms. The resolution of this going concern issue is dependent on the realization of management's plans. If management is unsuccessful in raising future debt or equity financings, and ultimately in generating profitable operations, the Company will be required to liquidate assets for amounts that may be materially less than carrying values and curtail or possible cease operations.

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

(a)     Principles  of  consideration

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Biomedical Diagnostics, LLC ("Diagnostics"). The statement of operations includes the accounts of Diagnostics from November 30, 2001 (date of acquisition of control) to December 31, 2004. All significant intercompany accounts and transactions have been eliminated.

     The Company accounts for its investment in companies in which it has significant influence by the equity method. The Company's proportionate share of earnings (loss) as reported, net of amortization of the excess purchase price over the net assets acquired, is included in earnings and is added (deducted from) the cost of the investment. The Company records its proportionate share of losses of such investments until the carrying value of the investment is reduced to $NIL. The Company does not record losses in excess of such amounts as it has no obligations to provide additional funding. A loss in the value of the Company's equity investments is recognized when the loss in value is determined to be other than temporary based on the estimated future results of operations of the investee.

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  FINANCIAL  STATEMENTS
(Expressed  in  United  States  dollars)

YEARS  ENDED  DECEMBER  31,  2004  AND  DECEMBER  31,  2003
-----------------------------------------------------------

                                                                               .
2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  continued

(a)     Principles  of  consideration,  continued

     The Company accounts for its investments in which it does not have significant influence by the cost method. Under the cost method, the cost is adjusted for dividends received in excess of the Company's pro rata share of post acquisition income or if an other than temporary decline in value occurs.

(b)     Use  of  estimates

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

(c)     Foreign  currency

     The functional currency of the Company and its wholly-owned subsidiary is the United States dollar. Transactions in foreign currencies are translated into United States dollars at the rates in effect on the transaction date. Exchange gains or losses arising on translation or settlement of foreign currency denominated monetary items are included in the statement of operations.

(d)     Cash  and  cash  equivalents

     The Company considers all short-term investments, including investments in certificates of deposit, with a maturity date at purchase of three months or less to be cash equivalents.

(e)     Prepaid  expenses

     Prepaid expenses include prepaid insurance and deposits relating to future royalties.

(f)     Property  and  equipment

     Property and equipment are recorded at cost and are depreciated using the straight-line method over their estimated useful lives as follows:

     Furniture  and  fixtures                    5  years
     Machinery  and  equipment                   5  years
     Office  equipment                           4  years
     Computer  hardware  and  software        2 - 3 years
     Website  development  costs                 2  years
     Leasehold  improvements                   Lease term

     The  cost  of  maintenance  and  repairs  are  expensed  as  incurred.

(g)     Medical  technology  licenses

     The Company amortizes the cost of acquired medical technology licenses over the lesser of the license term or the estimated period of benefit. The medical technology licenses acquired through the Biomedical Diagnostics, LLC acquisition (Note 3) are being amortized over a period not exceeding seven years.

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  FINANCIAL  STATEMENTS
(Expressed  in  United  States  dollars)

YEARS  ENDED  DECEMBER  31,  2004  AND  DECEMBER  31,  2003
-----------------------------------------------------------

                                                                               .
2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  continued

(h)     Income  taxes

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

(i)     Impairment  or  disposal  of  long-lived  assets

     The Company applies the provisions in FASB Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Under this standard, an impairment loss calculated as the difference between the carrying amount and the fair value of the asset, should be recognized on long-lived assets held and used only if the carrying amount of the asset is not recoverable from its undiscounted cash flows. Long-lived assets to be disposed of other than by sale are considered held and used, until they are disposed of. Long-lived assets to be disposed of by sale are measured at the lower of carrying amount or fair value less cost to sell. To the Company, long-lived assets include property and equipment and medical technology licenses.

     The Company evaluates the recoverability of property and equipment and medical technology licenses whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company recognized an impairment loss if the projected undiscounted future cash flows is less than the carrying amounts. The amount of the impairment charge, if any, is measured equal to the excess of the carrying value over the asset's fair value, generally determined using the future operating cash flows discounted at the Company's average rate of cost of funds. The assessment of the recoverability of property and equipment and medical technology licenses will be impacted if estimated future cash flows differ from those estimates.

(j)     Research  and  development

     Research  and  development  costs  are  expensed  as  incurred.

(k)     Loss  per  share

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

(l)     Stock-based  compensation

     The Company accounts for its employee stock-based compensation arrangements in accordance with provision of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense under fixed plans is recorded only if the market value of the underlying stock at the date of grant exceeds the exercise price. The Company recognizes compensation expense for stock options, common stock and other equity instruments issued to non-employees for services received based upon the fair value of the equity instruments issued as the services are provided and the securities earned.

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  continued

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

SFAS No. 123, "Accounting for Stock-Based Compensation", requires entities that continue to apply the provision of APB Opinion No. 25 for transactions with employees to provide pro forma net earnings (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair value based method defined in SFAS No. 123 had been applied to these transactions. This information is presented below:

                                                                                Period from
                                                                               September 19,
                                                                                   1994
                                                    Years ended December 31,  (inception) to
                                                   --------------------------  December  31,
                                                       2004          2003          2004
-------------------------------------------------  ------------  ------------  -------------
Net loss, as reported                              $(5,017,908)  $(4,542,786)  $(40,076,823)
  Add:  Employee stock-based compensation
    expense, as reported                              (335,700)      388,550         52,850
  Deduct:  Total stock-based compensation expense
    determined under fair value method                (416,197)     (148,353)    (1,799,947)
  Pro forma net loss                               $(5,769,805)  $(4,302,589)  $(41,823,920)
  Basic and diluted loss per share:
    As reported                                          (0.17)        (0.17)         (3.42)
    Pro forma                                            (0.19)        (0.16)         (3.58)

The weighted average fair value of options granted with an exercise price greater than the market price during the years ended December 31, 2002 and 2001 was $0.63 and $0.93 per option, respectively. No options were granted during the year ended December 31, 2003. The weighted average fair value of options granted with an exercise price equal to market price during the year ended December 31, 2001 was $1.44 per option. The weighted average fair value of options granted with an exercise price less than the market price during the year ended December 31, 2001 was $2.11 per option.

The Company has estimated the fair value of each option on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                         2004     2003
----------------------------------------------------------------------------
     Expected  dividend  yield                           0.0%     0.0%
     Expected  stock  price  volatility               99.6%     106.0%
     Risk-free  interest  rate                           4.5%     3.9%
     Expected  life  of  options                   5.0  years     3.1  years
----------------------------------------------------------------------------

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  FINANCIAL  STATEMENTS
(Expressed  in  United  States  dollars)

YEARS  ENDED  DECEMBER  31,  2004  AND  DECEMBER  31,  2003
-----------------------------------------------------------

                                                                               .
2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  continued

(m)     Recent  accounting  pronouncements

     In December 2004, the FASB issued revised SFAS No. 123 (SFAS No. 123R), Share-Based Payment. This standard eliminates the ability to account for share-based compensation transactions using the intrinsic value-based method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and requires instead that such transactions be accounted for using a fair value based method. SFAS No. 123R is effective for financial statements issued at the beginning of the next fiscal year that begins after December 15, 2005. The adoption of this accounting pronouncement is not expected to have a material effect on the consolidated financial statements.

     In  December  2004,  the  FASB  issued  FAS  153, Exchanges of Non-monetary
Assets. The provisions of this statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The provisions of this statement should be applied prospectively, and eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Non-monetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. The adoption of this accounting pronouncement is not expected to have a material effect on the consolidated financial statements.

(n)     Comparative  figures

     Certain comparative figures have been reclassified to conform to the basis of presentation adopted for the current year.

3.     ACQUISITION

     Biomedical  Diagnostics  LLC:

     On November 30, 2001, the Company entered into a Purchase Agreement (the "Purchase Agreement") with Biotherapies, Incorporated, a Michigan corporation ("Biotherapies"), pursuant to which the Company acquired Biotherapies' 50% interest in Biomedical Diagnostics LLC (the "LLC" or "Diagnostics"), a Michigan limited liability company. Diagnostics' principal operations include a diagnostic technology platform for application in the detection of various diseases including breast, ovarian and prostate cancers.

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

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  FINANCIAL  STATEMENTS
(Expressed  in  United  States  dollars)

YEARS  ENDED  DECEMBER  31,  2004  AND  DECEMBER  31,  2003
-----------------------------------------------------------

3.     ACQUISITION,  continued

     Biomedical  Diagnostics  LLC,  continued:

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

     As at December 31, 2002, the Company had not paid the $1,500,000 and has transferred the shares referred to in (i), (ii), (iii) and (iv) above to Biotherapies (Note 7(b)), resulting in a gain on settlement of debt.

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

     During the year ended December 31, 2004, $NIL (2003 - $NIL) was paid toward the commitment under (i) for a cumulative total of $487,700. In September 2002, Biotherapies issued a default notice giving the Company six months to cure all defaults. Prior to the expiration of the cure period referred to above, the University of Michigan revoked Biotherapies' license and granted directly to the Company the rights to carry on with its development until further notice. Accordingly, the MSA was terminated subsequent to year end and the Company no longer has royalty commitments to Biotherapies.

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  FINANCIAL  STATEMENTS
(Expressed  in  United  States  dollars)

YEARS  ENDED  DECEMBER  31,  2004  AND  DECEMBER  31,  2003
-----------------------------------------------------------

3.     ACQUISITION,  continued

     Biomedical  Diagnostics  LLC,  continued:

     On May 14, 2003, the Company signed a license agreement with the University of Michigan for the exclusive rights to the Mammastatin technology. The terms of the agreement were amended to require the license issue fees of $150,000 due on or before February 29, 2004. The full amount of license issue fees was paid in March 2004. Other requirements include royalty fees of 3% - 5% of net sale revenues generated and 20% of revenue not based on net sales, annual license maintenance fees of $25,000 to $100,000 and milestone payments on meeting certain significant development targets. Failure of the Company to meet any payment, including any extension provided within the agreement, allows the University to terminate the agreement. If the agreement is ultimately terminated and the Company's access to the mammastatin technology is not re-established, the Company will likely be required to recognize an impairment in the value of its medical technology licenses which totals $7,081,296 at December 31, 2004.

     The Diagnostics acquisition was recorded by the purchase method with the results of Diagnostics consolidated with the Company's from the date of acquisition on November 30, 2001. Prior to this acquisition, the Company accounted for its investment in Diagnostics using the equity method. The total purchase price and advances of $8,840,408 was allocated to the net assets acquired based upon their relative fair values as follows:

-------------------------------------------------------------------
Fair value of assets acquired:
  Medical technology licenses                          $8,321,364
  In-process research and development                     750,000
  Other current assets                                      8,617
  Other assets                                             66,629
  Prepaid royalty costs                                   100,000
  Stock appreciation rights plan liabilities assumed     (301,418)
  Other current liabilities assumed                      (104,784)
-------------------------------------------------------------------
                                                       $8,840,408
-------------------------------------------------------------------
Consideration:
  Cash                                                 $2,340,000
  Common shares                                         4,719,936
  Loan payable ($1,500,000 less discount)               1,415,100
  Expenses of acquisition                                 365,372
-------------------------------------------------------------------
                                                       $8,840,408
-------------------------------------------------------------------

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

4.     LOAN  RECEIVABLE

     On  March  12,  2004,  the  Company  signed  a  definitive merger agreement
("agreement") with Corgenix Medical Corporation of Westminster, Colorado ("Corgenix") to combine the two companies.

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  FINANCIAL  STATEMENTS
(Expressed  in  United  States  dollars)

YEARS  ENDED  DECEMBER  31,  2004  AND  DECEMBER  31,  2003
-----------------------------------------------------------

4.     LOAN  RECEIVABLE,  continued

     The Company advanced $500,000 to Corgenix as provided for in the agreement. The $500,000 advanced to Corgenix was used for expense related to the merger as well as general corporate purposes. Under the terms of the agreement, if the merger is not consummated, the advance will convert into a fixed two year term note ("term note"), bearing interest at the prime rate in effect as of the date of termination of the transaction, and repayable over four semi-annual payments of principle and accrued interest. The term note will be convertible at the election of the Company into common stock of Corgenix at a conversion price of $0.568 per share.

     In November 2004, Corgenix repaid a portion of the loan in the amount of $30,000.

     On January 14, 2005, Corgenix exercised its right under the agreement to terminate the merger and the advance converted to a fixed two year term note.

     The Company has recorded a loss of $221,759 on settlement of the note and has also recorded legal expenses of $48,241 which were applied against the note principal.

     Payment  of  the  $200,000  was  received  subsequent  to  year  end.

5.     LEGAL  PROCEEDINGS  AND  CONTINGENCIES

     The Company has no pending litigation currently and management is not aware of any threatened litigations. Certain claims have been settled in 2004.

(a)     Biotherapies,  Inc.

     On November 26, 2003, Biotherapies Inc. and its principal, Dr. Paul Ervin Jr. had filed a civil action in the United States District Court for the Eastern District of Michigan against Genesis Bioventures, and it's president, seeking more than $2,000,000 of alleged monetary damages and certain other claimed relief.

     On June 16, 2004, a Settlement Agreement was stipulated, approved and court granted. No cash settlement of the claims was paid. $40,000 was paid to Biotherapies Inc. for certain property previously delivered to Genesis Bioventures, IncBiotherapies, Inc. agreed to certain limitations on any future sale or offer of its Genesis Bioventures, Inc. shares.

(b)     Former  president

     On December 18, 2001, the former president of the Company filed a Statement of Claim in the Supreme Court of British Columbia against the Company, two directors of the Company and their related management company seeking damages for breach of contract and wrongful dismissal.

     Pursuant to a letter agreement dated November 4, 2004, the Company agreed to pay $160,000 in a lump sum in February 2005, or $175,000 in cash instalments, and to issue 400,000 registered or exempt trading common shares to settle all claims relating to the litigation. Unregistered shares have been delivered to her and are to be registered by January 30, 2005. If paid in instalments, the first $50,000 is due to be paid by December 15, 2004 and thereafter in monthly instalments starting in February 2005. The Company does not have adequate funds for such payments and will be required to satisfy such obligation out of the next financing.

     The Company will be required to pay a $10,000 penalty for each cash instalment defaulted on. As security for the performance of these obligations, a Consent to Judgement in the amount of $300,000 against both Genesis Bioventures and Greg McCartney personally has been provided to counsel to be filed with the court in case of the failure to deliver either the 400,000 free-trading shares or to make all of the payments and any penalties owing. The amount of the judgement shall not at any time exceed the balance owing and full credit will be given for all payments made pursuant to this agreement.

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  FINANCIAL  STATEMENTS
(Expressed  in  United  States  dollars)

YEARS  ENDED  DECEMBER  31,  2004  AND  DECEMBER  31,  2003
-----------------------------------------------------------

5.     LEGAL  PROCEEDINGS  AND  CONTINGENCIES,  continued

 (c)     Consultant

     By an agreement dated March 1, 2004, the Company agreed to issue 200,000 restricted common shares as full compensation to an outside consultant for certain services rendered in 2001 and settled a previously pending lawsuit in respect thereto.

6.     PROPERTY  AND  EQUIPMENT

     Property  and  equipment  consists  of  the  following:


                                   2004        2003
------------------------------------------------------
Furniture and fixtures          $   3,893   $   3,893
Machinery and equipment             5,394       5,394
Office equipment                   61,602      61,602
Computer hardware and software     86,043      86,043
Website development costs         189,171     167,711
Leasehold improvements             54,629      54,629
------------------------------------------------------
                                  400,732     379,272
Accumulated amortization         (394,993)   (333,873)
------------------------------------------------------
                                $   5,739   $  45,399
------------------------------------------------------

7.     LONG-TERM  INVESTMENTS

     Long-term  investments:

                                        Ownership  percentage     2004     2003
--------------------------------------------------------------------------------
Biotherapies,  Inc. (b)                (2004 and 2003 - 8.96%)  $     -  $     -
--------------------------------------------------------------------------------

     (a)     Investment  in  Biomedical  Diagnostics,  LLC

     The Company entered into a joint venture agreement dated November 8, 1998 with Biotherapies, Inc. for the development of a mammastatin diagnostic assay through the formation of Biomedical Diagnostics, LLC. The diagnostic assay being developed will be used as a cancer screening method. Under the terms of the amended agreement dated November 8, 1998, both parties to the agreement had a 50% equity interest in Biomedical Diagnostics, LLC, but voting control of Biomedical Diagnostics, LLC was held by Biotherapies, IncThe Company accounted for its investment in Biomedical Diagnostics, LLC using the equity method.

     Pursuant to a Letter of Intent dated August 20, 2001 between the Company and Biotherapies, Inc., the Company issued 600,000 common shares with a fair value of $1,680,000 to Biotherapies Inc. which was deemed to be full payment for amounts owing under the Amended and Restated Operating Agreement. The fair value of the common shares represents the quoted market value at the date of their issuance. The Company accounted for this transaction as an additional investment in Biomedical Diagnostics, LLC.

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  FINANCIAL  STATEMENTS
(Expressed  in  United  States  dollars)

YEARS  ENDED  DECEMBER  31,  2004  AND  DECEMBER  31,  2003
-----------------------------------------------------------

7.     LONG-TERM  INVESTMENTS,  continued

     (a)     Investment  in  Biomedical  Diagnostics,  LLC,  continued

          On November 30, 2001, the Company acquired the remaining 50% interest in Biomedical Diagnostics, LLC from Biotherapies, Inc. and commenced the consolidation of the operations of Biomedical Diagnostics, LLC with those of the Company (Note 3). The carrying value of the Company's original 50% equity
investment     in  Biomedical  Diagnostics,  LLC  at  November  30,  2001  of
$4,003,607,  was  allocated  to  remaining  net     assets  as  follows:

--------------------------------------------------------------------------------
     Medical  technology  licenses                               $     4,334,563
     Other  current  assets                                                8,617
     Other  assets                                                        66,629
     Stock  appreciation  rights  plan  liabilities  assumed           (301,418)
     Other  current  liabilities  assumed                              (104,784)
--------------------------------------------------------------------------------
                                                                 $     4,003,607
--------------------------------------------------------------------------------

     (b)     Investment  in  Biotherapies,  Inc.

                                      2004          2003
------------------------------------------------------------
Investment in Biotherapies, Inc.  $ 5,437,611   $ 5,437,611
Equity in losses and write-down    (5,437,611)   (5,437,611)
------------------------------------------------------------
                                  $         -   $         -
------------------------------------------------------------

     Pursuant to the May 30, 2002 Amendment to the Purchase Agreement (Note 3), the Company transferred to Biotherapies, Inc. 1,425,413 common shares of the 2,166,300 common shares of Biotherapies, Inc. originally acquired, resulting in a reduction of the Company's ownership interest to 8.96% as at December 31, 2002. As a result, the Company has begun accounting for the investment under the cost method. In addition, during the year ended December 31, 2002, the Company determined that an other than temporary decline in value occurred and reduced the carrying value of its investment in Biotherapies, Inc. to $NIL.

     (c)     Investment  in  Prion  Developmental  Laboratories,  Inc.

                                                          2004          2003
--------------------------------------------------------------------------------
Investment in Prion Developmental Laboratories, Inc.  $ 2,436,553   $ 2,436,553
Equity in losses and write-down                        (2,436,553)   (2,436,553)
--------------------------------------------------------------------------------
                                                      $         -   $         -
--------------------------------------------------------------------------------

     Pursuant to an investment agreement dated on September 8, 2000, the Company acquired 1,000,000 common shares of Prion Developmental Laboratories, Inc. ("PDL") and a warrant to purchase an additional 1,000,000 common shares of PDL at an exercise price of $0.40 per common share for total cash consideration of $1,000,000. On November 21, 2000, the Company purchased a further 1,000,000 common shares pursuant to the investment agreement for cash consideration of $1,000,000. On August 22, 2001, the Company exercised its warrant to purchase an additional 1,000,000 common shares of PDL for $400,000, giving the Company a 33% equity interest in PDL. PDL is a development stage biotechnology company developing diagnostic tests for prion diseases.

     The Company accounts for its investment in PDL by the equity method from September 8, 2000, the date of initial investment acquisition. At December 31, 2004, the carrying value of the investment was $NIL (2003 - $NIL).

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  FINANCIAL  STATEMENTS
(Expressed  in  United  States  dollars)

YEARS  ENDED  DECEMBER  31,  2004  AND  DECEMBER  31,  2003
-----------------------------------------------------------

8.     MEDICAL  TECHNOLOGY  LICENSES

                                 2004          2003
-------------------------------------------------------
Medical technology licenses  $12,655,926   $12,655,926
Accumulated amortization      (5,574,630)   (3,766,642)
-------------------------------------------------------
                             $ 7,081,296   $ 8,889,284
-------------------------------------------------------

     Pursuant to the acquisition of Biomedical Diagnostics, LLC, the Company acquired a license to utilize certain diagnostic technology for use in detecting various diseases including breast, ovarian and prostate cancers (Note 3). Aggregate amortization expense for the year ended December 31, 2004 is $1,807,988 (2003 - $1,807,988). Estimated annual amortization expense for the next four years to 2007 is $1,807,988 per year.

     The Company's interest in the medical technology license with the University of Michigan was indirectly held through Biotherapies, Inc. as at December 31, 2002. Subsequent to December 31, 2002, the University of Michigan directly granted license rights to the Company (Note 3) and the indirect license arrangement with Biotherapies, Inc. was terminated.

9.     PROMISSORY  NOTES  PAYABLE

                                                              2004         2003
----------------------------------------------------------------------------------
Shareholders and directors:
  July 3 and October 3 and 30, 2001 (b)                    $  700,000   $  700,000
  Other                                                             -       12,181
Payable to private investors:
  Issued:
    August through October 2001 (c)                           143,647      143,647
    Other - Biotherapies, Inc.                                      -       44,662
    April through October 2002 (d)                             70,000      160,000
    September 2004 (a)                                      2,315,000            -
    Less:  Unamortized discount relating to warrants and
    beneficial conversion feature                            (844,226)           -
----------------------------------------------------------------------------------
                                                           $2,384,421   $1,060,490
----------------------------------------------------------------------------------

     (a)     On  March  12  and  19,  2004,

     The Company completed a private placement for gross proceeds of $2,315,000 on the sale of certain securities (the "Bridge Securities"). The Bridge Securities sold are:

     (i) convertible notes carrying interest at the rate of 10% per annum due in thirteen months from issuance, and

          (ii) five year warrants to purchase additional common shares of the Company's stock. Each note is accompanied by warrants to purchase an additional five hundred shares for each $1,000 of face amount of notes purchased. The convertible notes are repayable at the earlier of:

               (i) within ten business days following the closing of the merger-related Take-Out Financing, or

               (ii) at  maturity,  at  110% of the principal amount plus accrued interest increasing to 115% of the principal amount if a registration statement is not yet effective, the interest on the convertible notes is payable in cash or common shares of the Company at the option of the Company.

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  FINANCIAL  STATEMENTS
(Expressed  in  United  States  dollars)

YEARS  ENDED  DECEMBER  31,  2004  AND  DECEMBER  31,  2003
-----------------------------------------------------------

9.     PROMISSORY  NOTES  PAYABLE,  continued

     (b)     On  July  3  and  October  3,  2001,

     The Company borrowed $500,000 and $100,000, respectively, from a private investor and major shareholder. Interest accrues on the loan at a rate of 10% per annum, compounded semi-annually and is secured by a promissory note. On October 30, 2001 a further $100,000 was advanced to the Company. The promissory note bears interest at 1% per month. As consideration for the loans, the Company issued 33,776 common share purchase warrants with an exercise price of $3.00 expiring October 1, 2003 and a warrant to acquire up to 250,000 common shares of the Company at $3.00 per share expiring May 30, 2003. The notes are due and payable on the earlier of 90 days from the date funds are advanced or 10 days after the completion of a financing of not less than $5,000,000. The fair value of the warrants of $467,158 has been recorded as a discount to the promissory notes and was being amortized over the estimated period to maturity of the loans. Interest expense recognized on these promissory notes was $73,798 in 2004 (2003 - $73,854). By December 31, 2002, the loans had matured, but have not been repaid. The Company's intent is to repay the loans when additional financing is secured. The lender has not demanded repayment.

     (c)     During  August  through  October  2001,

     The Company raised $143,647 through the issuance of promissory notes to third parties. The notes bear interest from 5% per month to 10% per annum, are unsecured and mature 90 to 150 days after funds are advanced. Warrants to acquire 35,000 common shares were issued as consideration for the loans. The fair value of the warrants of $31,580 has been recorded as a discount to the promissory notes and is being amortized over the term of the notes to interest expense. During the year ended December 31, 2003, the Company issued 25,900 share purchase warrants exercisable at $0.75 per share to extend maturity date to August 31, 2005. The fair value of the warrants of $10,164 has been recorded as interest expense

     (d)     On  April  1,  2002,

     The Company issued a $30,000 promissory note pursuant to a settlement agreement with a vendor. The note bears interest at 12% per annum and matures March 31, 2003. The Company issued 22,500 fully vested common shares to extend the maturity date to December 31, 2003 and recorded the fair value of the common shares as interest expense.

     (e)     During  May  through  October  2002,

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

     (f)     During  the  year  ended  December  31,  2003,

     The Company settled $72,500 of convertible promissory notes by issuing 100,120 common shares to the holders resulting in a $52,893 gain on settlement. A further 50,000 fully vested share purchase warrants, with a fair value of $25,114, were issued to extend a 50,000 promissory note which matured June 30, 2003 to December 31, 2003, recorded as interest expense.

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  FINANCIAL  STATEMENTS
(Expressed  in  United  States  dollars)

YEARS  ENDED  DECEMBER  31,  2004  AND  DECEMBER  31,  2003
-----------------------------------------------------------

9.     PROMISSORY  NOTES  PAYABLE,  continued

     (g)     On  October  24,  2001,

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

     At December 31, 2004, the Company was not in compliance with the repayment terms for loans with a principal balance of $20,000 (2003 - $1,003,647).

10.     STOCKHOLDERS'  EQUITY

     (a)     Common  and  preferred  stock  offerings

     During 1999 the Company completed the sale of 2,000,000 Class A Convertible Preferred Shares at various dates pursuant to an offering memorandum dated December 1, 1998. Net cash proceeds to the Company from this offering were $5,565,911. The series A preferred shares carry a 6% non-cumulative dividend rate in preference to any dividend on common stock, have a liquidation preference ahead of common stock and are convertible into common stock on a one for one basis within one year of the date of the subscription agreement. The Company has a right to redeem all the outstanding Class A Convertible Preferred Shares at any time at a redemption price equal to 110% of the initial purchase price plus all declared and unpaid dividends thereon at the date of redemption.

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

     During the year ended December 31, 2004, NIL (2003 - 1,000) preferred shares were converted to common stock.

     (b)     Stock  options  and  stock-based  compensation

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

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  FINANCIAL  STATEMENTS
(Expressed  in  United  States  dollars)

YEARS  ENDED  DECEMBER  31,  2004  AND  DECEMBER  31,  2003
-----------------------------------------------------------

10.     STOCKHOLDERS'  EQUITY,  continued

     (b)     Stock  options  and  stock-based  compensation,  continued

     On April 7, 2003, the Company repriced all stock options issued to officers, directors and employees to be exercisable at the then fair value of the Company a common stock of $0.48 per share. The Company is required to account for the repricing of stock options using variable accounting from the date of modification. Any increase in the intrinsic value of the repriced options will decrease reported earnings, and any subsequent decrease in intrinsic value will increase reported earnings, except that the intrinsic value can never be less than zero. There is a potential for a variable non-cash charge in each reporting period until all of the Company's repriced stock options are exercised, forfeited or expire. During the year ended December 31, 2004, a compensation expense recovery of $335,700 (2003 - $388,550 compensation expense) under variable accounting has been recorded in salaries and benefits.

     Stock option activity since the inception of the Company's plans is presented below:

                                               Number      Weighted average
                                              of shares     exercise price
--------------------------------------------------------------------------------
  Options outstanding at December 31, 2001:   1,785,000   $            1.74
    Granted                                     470,000                1.00
    Cancelled                                   (46,227)               1.00
    Exercised                                   (36,097)               1.06
--------------------------------------------------------------------------------
Options outstanding at December 31, 2002:     2,172,676                1.53
    Granted                                           -                   -
    Cancelled                                   (82,676)              (1.59)
    Exercised                                         -                   -
    Original amended award terms             (1,700,000)              (1.52)
    Amended proposed awards                   1,700,000                0.48
--------------------------------------------------------------------------------
Options outstanding at December 31, 2003      2,090,000                0.64
  Granted                                     1,268,903                0.39
--------------------------------------------------------------------------------
Options outstanding at December 31, 2004      3,358,903   $            0.55
--------------------------------------------------------------------------------

     The following table summarizes the stock options outstanding at December 31, 2004:

                       Options  outstanding         Options  exercisable
                ----------------------------------  ---------------------
                             Weighted
                              average    Weighted                Weighted
                             remaining    average                 average
Range of         Number of  contractual  exercise     Number     exercise
exercise price    shares       life        price    exercisable   price
---------------
0.48            1,700,000          2.1       0.48    1,700,000      0.48
1.00 - $1.10      210,000          2.1       1.01      210,000      1.01
1.67              180,000          2.3       1.67      180,000      1.67
0.39            1,268,903          4.5       0.39    1,268,903      0.39
3,358,903              3.0         0.54  3,358,903         0.54

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  FINANCIAL  STATEMENTS
(Expressed  in  United  States  dollars)

YEARS  ENDED  DECEMBER  31,  2004  AND  DECEMBER  31,  2003
-----------------------------------------------------------

10.     STOCKHOLDERS'  EQUITY,  continued

     (b)     Stock  options  and  stock-based  compensation,  continued

     In addition to the above option plan activity, the Company granted the following options outside of its option plan to certain officers:

                                Outstanding options
                                --------------------
               Exercise price
Expiry            per share       2004        2003
----------------------------------------------------
April 2007     $          0.48      40,000    40,000
December 2006  $          0.48     200,000   200,000
----------------------------------------------------

     All  options  are  fully  vested  as  of  December  31,  2004.

     (c)     Share  purchase  warrants

          Share  purchase  warrants outstanding at December 31, 2004 and 2003 to
purchase  one  common  share  of  the     Company  are  as  follows:

                                                        Outstanding  warrants
                                                        ---------------------
                                         Exercise price
Expiry                                      per share       2004      2003
---------------------------------------  ---------------  ---------  -------
March 2004                               $          5.75          -   50,000
March 2007                               $          2.00     30,000   30,000
June 2007                                $          1.50    301,000  316,000
July 2007                                $          1.50     20,716   20,716
August 2007                              $          0.70     25,000   25,000
September 2007                           $          1.50     26,650   26,650
September 15, 2007                       $          0.30    375,000        -
October 2007                             $          1.00     65,000   65,000
October 2007                             $          1.50    140,715  140,715
October 2007                             $          2.50     20,000   20,000
November 2007                            $          1.20     53,572   53,572
November 2007                            $          1.50    211,994  211,994
November 2007                            $          2.50     50,416   50,416
December 2007                            $          1.50     48,959   48,959
December 2007                            $          1.65     29,823   29,823
December 2007                            $          2.50    298,534  298,534
December 2007                            $          2.50     25,000   25,000
January 15, 2008                         $          1.50     22,124   22,124
January 17, 2008                         $          1.50     35,714   35,714
January 28, 2008                         $          1.50     14,251   14,251
February 3, 2008                         $          0.22     36,364        -
February 21, 2008                        $          1.50      4,808    4,808
March 21, 2008                           $          1.50    225,000  225,000
April 2, 2008                            $          1.50      9,963    9,963
April 25, 2008                           $          1.50    100,000  100,000
---------------------------------------  ---------------  ---------  -------

Carry forward                                  2,170,603  1,824,239

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  FINANCIAL  STATEMENTS
(Expressed  in  United  States  dollars)

YEARS  ENDED  DECEMBER  31,  2004  AND  DECEMBER  31,  2003
-----------------------------------------------------------

10.     STOCKHOLDERS'  EQUITY,  continued

                                                        Outstanding  warrants
                                                        ---------------------
                                         Exercise price
Expiry                                      per share       2004      2003
---------------------------------------  ---------------  ---------  -------
Brought forward                                2,170,603  1,824,239
May 2008                                 $          0.64     31,250   31,250
May 12, 2008                             $          1.50     25,000   25,000
May 13, 2008                             $          1.50     62,500   62,500
May 22, 2008                             $          1.50     75,000   75,000
May 29, 2008                             $          1.50     20,000   20,000
June 13, 2008                            $          1.50      4,055    4,055
June 18, 2008                            $          1.50      1,713    1,713
June 26, 2008                            $          1.50     42,373   42,373
August 2008                              $          0.61     32,787   32,787
August 27, 2008                          $          1.00      5,000    5,000
August 31, 2008                          $          0.75     25,900   25,900
September 14, 2008                       $          1.50     50,000   50,000
September 15, 2008                       $          1.50     11,250   11,250
September 17, 2008                       $          1.50     25,000   25,000
September 29, 2008                       $          1.50     18,750   18,750
October 3, 2008                          $          1.50     25,000   25,000
October 31, 2008                         $          1.50      8,750    8,750
November 24, 2008                        $          0.50    250,000  250,000
November 30, 2008                        $          1.50    175,000  175,000
December 8, 2008                         $          1.65      4,771    4,771
January 14, 2009                         $          1.50     50,000        -
March 12, 2009                           $          0.20  1,157,500        -
March 19, 2009                           $          0.69    676,886        -
June 20, 2009                            $          1.50     15,000        -
September 2009                           $          1.25     28,571   28,571
November 2009                            $          1.50    140,000  140,000
November 2009                            $          2.50    100,000  100,000
December 2009                            $          1.93    150,000  150,000
February 2010                            $          1.25    150,000  150,000
July 14, 2010                            $          0.70     50,000   50,000
---------------------------------------  ---------------  ---------  -------
Total warrants outstanding, end of year        5,582,659  3,336,909
---------------------------------------  ---------------  ---------  -------

     (i) During 2003, the Company issued 956,251 share purchase warrants in connection to common stock private placements to purchase additional common shares at an exercise prices of $1.50 per common share. In addition, the Company issued 80,900 share purchase warrants with exercise prices of $0.50 to $1.00 per common share to promissory note holders to extend the maturity date of the notes. The fair value of the warrants of $36,482 was recorded as interest expense. 250,000 share purchase warrants were issued to settle a legal claim and are exercisable at a price of $0.50 per common share. The fair value of these warrants of $101,250 was recorded as investor relations expense. 4,771 share purchase warrants were issued for services with an exercise price of $1.65 per common share.

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  FINANCIAL  STATEMENTS
(Expressed  in  United  States  dollars)

YEARS  ENDED  DECEMBER  31,  2004  AND  DECEMBER  31,  2003
-----------------------------------------------------------

10.     STOCKHOLDERS'  EQUITY,  continued

     (c)     Share  purchase  warrants,  continued

     (ii) During 2004, the Company issued 1,157,500 common share purchase warrants in connection with the issuance of thirteen month convertible promissory notes. Each warrant entitles the holder to purchase additional common shares at an exercise price of $0.20 per share. In addition, the Company issued to the placement agent 676,886 common share purchase warrants with an exercise price of $0.69 per share. The fair value of the warrants of $397,338 was recorded as interest expense.

     (iii) Pursuant to a Director's Resolution dated August 25, 2004, the Company extended the expiration date of all warrants issued between October 1, 2001 to January 31, 2004 by three additional years.

     (iv) During 2004, the Company issued 375,000 common share purchase warrants in connection to common stock private placements to purchase additional common shares at an exercise price of $0.30 per common share.

     (d)     Stock  appreciation  rights  plan

     The stock appreciation rights plan obligation was recorded by the Company upon the acquisition of the Company's subsidiary, Biomedical Diagnostics, LLC. At the discretion of Biomedical Diagnostics, LLC' management, membership appreciation units were granted to certain employees of Biomedical Diagnostics, LLC. The liability pursuant to this plan was recognized over the vesting period based upon the difference between the estimated current market value of Biomedical Diagnostics, LLC' units over the deemed initial value at the date of grant. The plan value was intended to be the fair market value of a membership interest in Biomedical Diagnostics, LLC taking into consideration all objective and credible evidence such as third party transactions relating to Biomedical Diagnostics, LLC. Employees may redeem their vested units five years from the date of grant for cash at the appreciated value of the units.
     At the date of acquisition of Biomedical Diagnostics, LLC (Note 3), 6,800 units were granted. On August 20, 2002, the Company settled the outstanding obligation through the issuance of fixed stock options. As a result of stock appreciation rights plan settlement, the obligation was extinguished and was recorded to additional paid-in capital.

     (e)     Retirement  plan

     The Company's subsidiary sponsors a 401(k) plan for its employees. No contributions have been made to the plan to December 31, 2004 and 2003.

     (f)     Earnings  per  share

     Loss attributed to common stockholders for basic and diluted loss per share is as follows:

                                                                       Period from
                                                                      September 19,
                                                                          1994
                                           Years ended December 31,  (inception) to
                                          --------------------------   December 31,
                                              2004          2003          2004
----------------------------------------  ------------  ------------  -------------
Loss for the period                       $(5,017,908)  $(4,542,786)  $(40,076,823)
Preferred share dividends                           -             -       (354,735)
----------------------------------------  ------------  ------------  -------------
Loss attributable to common stockholders  $(5,017,908)  $(4,542,786)  $(40,431,558)
----------------------------------------  ------------  ------------  -------------

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  FINANCIAL  STATEMENTS
(Expressed  in  United  States  dollars)

YEARS  ENDED  DECEMBER  31,  2004  AND  DECEMBER  31,  2003
-----------------------------------------------------------

11.     RELATED  PARTY  TRANSACTIONS

                                                                                    2004      2003
----------------------------------------------------------------------------------------------------
Included in the consolidated balance sheet are the following amounts due to directors and officers and/or companies controlled by officers and directors of the Company:
  Accounts payable and accrued liabilities                                        $875,572  $227,193
  Promissory notes (Note 9(a))                                                    $700,000  $712,181
----------------------------------------------------------------------------------------------------

12.     DEFERRED  TAX  ASSETS  AND  LIABILITIES

                                                          2004          2003
--------------------------------------------------------------------------------
Deferred tax assets:
  Property and equipment                              $     9,316   $         -
  Research and development credits and costs              715,653       624,125
  Current liabilities                                      83,300       170,437
  Equity investments                                    2,646,551     2,646,551
  Operating loss carry forwards                         5,857,997     5,982,460
--------------------------------------------------------------------------------
Total deferred tax assets before valuation allowance    9,312,817     9,423,573
Valuation allowance                                    (9,152,869)   (8,832,957)
--------------------------------------------------------------------------------
Net deferred tax asset after valuation allowance          159,948       590,616
Deferred tax liabilities:
  Property and equipment                                        -        (4,570)
  Medical technology licenses                            (159,948)     (586,046)
--------------------------------------------------------------------------------
Net deferred tax liability                            $         -   $             -
--------------------------------------------------------------------------------

     Management believes that it is not more likely than not that it will create sufficient taxable income sufficient to realize its deferred tax assets. It is reasonably possible these estimates could change due to future income and the timing and manner of the reversal of deferred tax liabilities. Due to its losses, the Company has no income tax expense.

     The Company has operating loss carry forwards for income tax purposes at December 31, 2004 of approximately $17,229,403. Operating losses begin to expire in fiscal year 2019.

13.     FINANCIAL  INSTRUMENTS

     Fair  values:

     The fair value of cash and cash equivalents, accounts and other receivables, and accounts payable and accrued liabilities approximates their financial statement carrying amounts due to the short-term maturities of these instruments. The carrying amount of promissory notes payable are not readily determinable.

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  FINANCIAL  STATEMENTS
(Expressed  in  United  States  dollars)

YEARS  ENDED  DECEMBER  31,  2004  AND  DECEMBER  31,  2003
-----------------------------------------------------------

14.     GEOGRAPHIC  INFORMATION

     The Company has investments in property and equipment in the following countries:

                2004    2003
------------------------------
United States  $  377  $28,917
Canada         $5,362  $16,482
------------------------------

     The Company has not entered into any derivative agreements to manage its foreign exchange exposure.

15.     COMMITMENTS

     Operating  leases:

     The Company leases office equipment and facilities in British Columbia under operating lease agreements that expire in 2007. Minimum lease payments under these operating leases are approximately as follows:

-------------------------------------------------
     Year ending December  31,
     2005                             $     2,283
     2006                             $     2,283
     2007                             $     1,903
     2008                             $     -
-------------------------------------------------

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  FINANCIAL  STATEMENTS
(Expressed  in  United  States  dollars)

YEARS  ENDED  DECEMBER  31,  2004  AND  DECEMBER  31,  2003
-----------------------------------------------------------

                                                                               .
16.     PROPOSED  BUSINESS  ACQUISITION

     On May 18, 2005, the Company entered into a binding agreement with Efoora, Inc. ("Efoora") and Prion Developmental Laboratories, Inc. ("PDL") whereby Efoora agrees to sell all shares owned or pledged in PDL to the Company for $0.50 per share.

     Efoora is a private corporation based in Buffalo Grove, Illinois that specializes in the development and manufacture of medical diagnostics products, including an HIV lateral flow rapid test and blood glucose monitoring systems. PDL is a subsidiary of Efoora specializing in the development of diagnostic tests to detect prion disease such as Mad Cow Disease. Prior to the agreement, Genesis Bioventures, Inc. ("GBI") had one-third equity interest in PDL.

     Under the terms of the agreement, GBI will have full control of PDL upon full payment of $2,560,000 to Efoora for its 5,120,000 shares. Full payment is due by December 20, 2005 paid in instalments subject to certain milestones met by PDL. If GBI fails to make full payment by this date and within a further thirty day grace period, Efoora will have the right to buy back the shares sold at the same price of $0.50 per share.

     GBI has made the first instalment payment of $200,000 increasing its position in PDL by 400,000 shares. This first instalment was achieved through the support of an existing shareholder of the Company who made a further investment in GBI with the stipulation that the funds be used to further the Company's position in PDL. This instalment provides for the exclusive distribution rights to market PDL products in Canada by GBI, regardless of meeting other terms concerning the agreement.

     The agreement also allows for a debt owed to Efoora by PDL, the exact amount to be determined and agreed upon by all parties, to be paid back from the sale of product at 25% of gross margin of sales until paid in full.

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  FINANCIAL  STATEMENTS
(Expressed  in  United  States  dollars)

YEARS  ENDED  DECEMBER  31,  2004  AND  DECEMBER  31,  2003
-----------------------------------------------------------

17.     SUBSEQUENT  EVENTS

     (a)     In  March  2005,

     the Company issued 3,654,454 common share purchase warrants to directors, officers and employees of the Company to purchase additional common shares at an exercise price of $0.01 per common share, expiring March 2015. These warrants were issued as an incentive and for the conversion of salaries.

     (b) Subsequent to year end, the Company received payment of $200,000 of the amount owing from Corgenix (Note 4).