Form 10QSB
period 2005-03-31
GENESIS BIOVENTURES INC
filed 2005-07-08
CIK 1084966

UNITED  STATES
                      SECURITIES  AND  EXCHANGE  COMMISSION
                            WASHINGTON,  D.C.  20549

                                   FORM  10QSB

[X]     QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT  OF  1934

For  the  quarterly  period  ended  March  31,  2005

[ ]     TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT  OF  1934

For  the  transition  period  from  ________________  to  _________________


                        Commission  file  number  0-30252
                                                  -------

                           GENESIS  BIOVENTURES,  INC.
                           ---------------------------
              (Name  of  small  business  issuer  in  its  charter)

          NEW  YORK                                              98-0225226
-----------------------------------                         --------------------
(State  or  other  jurisdiction                               (I.R.S.Employer
of  incorporation  or organization)                         Identification  No.)

1A-3033  KING  GEORGE  HIGHWAY,  SURREY  B.C.  CANADA               V4P  1B8
-----------------------------------------------------             -----------
(Address  of  principal  executive  offices)                      (Zip  Code)

Issuer's  telephone  number:(604)  542-0820
                                  ----------

        _________________________________________________________________
      (Former name, former address and former fiscal year, if changed since last report)


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

             CLASS                       OUTSTANDING  AT  JUNE 23, 2005

Common  Stock,  par  value  $0.0001                 30,660,156

                                 TABLE OF CONTENTS

                                                                            Page

PART I - FINANCIAL INFORMATION
  Item 1  Financial Statements                                               3
  Item 2  Management's Discussion and Analysis                              15
  Item 3  Controls and Procedures                                           18
PART II - OTHER INFORMATION
  Item 1  Legal Proceedings                                                 19
  Item 2  Changes in Securities                                             20
  Item 3  Default upon Senior Securities                                    20
  Item 4  Submission of Matters to a Vote of Security Holders               20
  Item 5  Other Information                                                 20
  Item 6  Exhibits and Reports on Form 8-K                                  20

SIGNATURES                                                                  22

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

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)
CONSOLIDATED  BALANCE  SHEETS
(Expressed  in  United  States  dollars)

                                                                          MARCH 31,     DECEMBER 31,
                                                                            2005            2004
                                                                         (Unaudited)
----------------------------------------------------------------------  -------------  --------------
ASSETS
Current assets:
  Cash and cash equivalents                                             $        913   $       1,181
  Accounts and other receivables                                               4,473           4,289
----------------------------------------------------------------------  -------------  --------------
Total current assets                                                           5,386           5,470

Loan receivable                                                              200,000         200,000
Property and equipment, net                                                    4,397           5,739
Medical technology licenses, net                                           6,629,299       7,081,296
Deferred financial costs (Note 5)                                             22,644         202,513
----------------------------------------------------------------------  -------------  --------------
Total assets                                                            $  6,861,726   $   7,495,018
----------------------------------------------------------------------  -------------  --------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                              $  1,909,815   $   1,514,480
  Accounts payable and accrued liabilities, related parties                  949,018         875,572
  Promissory notes payable (Note 5)                                        1,891,751       1,684,421
  Promissory notes payable, related parties (Note 5)                         700,000         700,000
----------------------------------------------------------------------  -------------  --------------
Total current liabilities                                                  5,450,584       4,774,473
----------------------------------------------------------------------  -------------  --------------

STOCKHOLDERS' EQUITY:
Common stock, $.0001 par value:
  Authorized 100,000,000 shares;
  Issued: March 31, 2005 - 30,660,156 (December 31, 2004 - 31,060,156)         3,066           3,106
Preferred stock, $.0001 par value.
  Authorized 100,000,000 shares;
  Issued: March 31, 2005 - 63,562 (December 31, 2004 - 63,562)                     6               6
Additional paid-in capital                                                43,684,823      43,111,991
Common share subscriptions                                                    19,000          19,000
Deficit accumulated during the development stage                         (42,295,753)    (40,413,558)
----------------------------------------------------------------------  -------------  --------------
Total stockholders' equity                                                 1,411,142       2,720,545
----------------------------------------------------------------------  -------------  --------------
Total liabilities and stockholders' equity                              $  6,861,726   $   7,495,018
----------------------------------------------------------------------  -------------  --------------

GOING CONCERN (Note 1)
COMMITMENTS AND CONTINGENCIES (Note 4)
PROPOSED BUSINESS ACQUISITION (Note 4(a))
SUBSEQUENT EVENTS (Notes 4(a) and 8)

APPROVED BY THE DIRECTORS:

/s/  E.  Greg  McCartney  Director     /s/ Lawrence  J.  Pasemko  Director
------------------------               -------------------------

See  accompanying  notes  to  consolidated  financial  statements.

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)
CONSOLIDATED  STATEMENTS  OF  OPERATIONS
(Expressed  in  United  States  dollars)
(Unaudited)

                                                                                    Period  from
                                                                                   September  19,
                                                                                        1994
                                                      Three months ended March 31, (inception) to
                                                       -------------------------     March  31,
                                                           2005          2004           2005
-----------------------------------------------------  ------------  ------------  -------------
Expenses:
  Amortization                                         $   453,339   $   467,257   $  6,318,250
  Loss on foreign exchange                                      62        15,460        173,791
  Investor relations:
    Stock-based compensation                                     -       218,021      1,449,181
    Incurred                                                    59             -        983,144
  Legal and accounting                                      21,965        26,082      2,362,538
  Listing and share transfer fees                            1,351        39,953        486,369
  Management and consulting fees:
    Stock-based compensation                                     -             -      4,821,662
    Incurred                                                81,000             -      2,085,514
  Office and miscellaneous                                   4,940         4,958        517,825
  Rent and occupancy costs                                  13,322        25,409        664,136
  Salaries and benefits:
    Stock-based compensation                               639,751       (73,500)       774,601
    Incurred                                                31,462       111,347      1,731,051
  Telephone                                                  3,928         3,783        142,931
  Travel and promotion                                       3,381        11,748      1,182,339
  In-process research and development                            -             -        750,000
  Research and development                                  85,608        73,911      1,332,455
  Royalty fees                                                   -             -        105,291
-----------------------------------------------------  ------------  ------------  -------------
                                                         1,340,168       924,429     25,881,078
-----------------------------------------------------  ------------  ------------  -------------

Loss before other expense                               (1,340,168)     (924,429)   (25,881,078)
Other income (expense):
  Other income                                               3,630        19,485        161,950
  Interest  income                                               -             -         80,419
  Financing costs                                          (82,000)            -              -
  Interest  and bank charges:
    Incurred                                               (84,458)      (57,974)    (1,396,725)
    Amortization of deemed discount                       (379,199)     (158,442)    (4,316,971)
  Equity in loss of investments:
    Prion Developmental Laboratories, Inc.                       -             -     (2,436,553)
      Biotherapies Incorporated                                  -             -     (5,437,610)
      Biomedical Diagnostics, LLC                                -             -     (3,357,253)
  Gain (loss) on debt settlements                                -       (23,033)       624,803
-----------------------------------------------------  ------------  ------------  -------------
Loss for the period                                    $(1,882,195)  $(1,144,393)  $(41,959,018)
-----------------------------------------------------  ------------  ------------  -------------

Loss per common share, basic and diluted               $     (0.06)  $     (0.04)  $      (3.45)
-----------------------------------------------------  ------------  ------------  -------------
Weighted average number of common shares outstanding,
basic and diluted                                       30,864,600    29,420,190     12,145,943
-----------------------------------------------------  ------------  ------------  -------------

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

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)

Consolidated  Statements  of  Stockholders'  Equity  (Continued)
(Expressed  in  United  States  dollars)
--------------------------------------------------------------------------------

                                                                                                             Deficit
                         Common  shares            Common  share           Preferred  shares               accumulated     Total
                   -------------------------       subscriptions      -----------------------  Additional    during        stock-
                     Number                     --------------------     Number                 paid-in    development    holders'
                    of shares      Amount       Number      Amount     of shares     Amount     capital       stage        equity
-----------------------------------------------------------------------------------------------------------------------------------
                                     $                        $                        $           $            $            $
Balance,
  December
  31, 2002,
  brought forward .  24,768,139        2,476    447,128     277,750        64,562            6   38,153,137  (30,852,864)7,580,505

Issue of
  Common
  Stock
  Previously
  Subscribed
  for . . . . . . .     447,128           45   (447,128)   (277,750)            -            -      277,705            -         -
Issue of
  Common
  stock for
  cash (net
  of cash
  share issue
  costs of
  $ 174,152
  and non-cash
  of $240,559). . .     2,410,111        241          -           -             -            -      533,348            -   533,589
Issue of
  Common
  stock on
  conversion
  of
  convertible
  preferred
  shares. . . . . .         1,000          -          -           -        (1,000)           -            -            -        -
Issue of
  Common
  stock for
  services
  provided
  and
  settlement
  of accounts
  payable and
  accrued
  liabilities . . .     1,442,390        145          -           -             -            -    1,265,823            - 1,265,968
Fair value
  of
  beneficial
  conversion
  feature
  and discounts
  of promissory
  notes . . . . . .            -           -          -           -             -            -       61,012            -    61,012
Common
  Share
  subscriptions . .            -           -    150,000      60,000             -            -            -            -    60,000
Employee
  stock option
  compensation
  expense
  of option
  repricing . . . .             -          -          -           -             -            -      388,550            -   388,550
Loss for the
  period. . . . . .            -           -          -           -             -            -            -  (4,542,786)(4,542,786)
-----------------------------------------------------------------------------------------------------------------------------------

Balance,
  December
  31, 2003. . . . .    29,068,768      2,907    150,000      60,000        63,562            6   40,679,575  (35,395,650)5,346,838
Issue of
 common stock
 previously
 subscribed for . .       150,000         15     (150,000)  (60,000)            -            -       59,985            -         -
Issue  of
 common  stock
 for cash (net
 of share issue
 costs of $551) . .       407,224         41            -         -             -            -       85,853            -    85,894
Issue  of
 common stock
 for services
 provided and
 settlement of
 accounts payable
 and  accrued
 liabilities. . . .     1,434,164        143            -         -             -            -      566,005            -   566,148
Fair  value of
 amendments to
 options and
 warrants
 previously issued
 for services
 and  debt. . . . .             -          -            -          -            -            -      178,957            -   178,957
Employee  stock
 Option
 compensation
 expense (recovery)             -          -            -          -            -            -     (335,700)           -  (335,700)
Fair  value  of
 warrants  issued
 for  commissions
 on convertible
 notes issued . . .             -          -            -          -            -            -      397,336            -   397,336
Financing proceeds
 allocated  to
 warrants issued
 with  convertible
 notes. . . . . . .             -          -            -          -            -            -      512,100            -   512,100
Financing proceeds
 allocated  to
 beneficial
 conversion  option
 on convertible
 notes. . . . . . .             -          -            -          -            -            -      967,880            -   967,880
Common  stock
 subscriptions. . .             -          -      100,000     19,000            -            -            -            -    19,000
Loss for the period             -          -            -          -            -            -            -  (5,017,908)(5,017,908)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December
 31, 2004 . . . . .    31,060,156  $   3,106      100,000  $  19,000       63,562  $         6  $43,111,991 $(40,413,558)$2,720,545
Common stock issued
 to settle accrued
 liabilities
 returned to
 treasury . . . . .      (400,000)      (40)            -          -            -                   (71,960)          -    (72,000)
Fair value of
 warrants issued
 to  promissory
 note  holders. . .             -         -             -          -            -            -        5,041           -      5,041
Fair value of
 warrants issued
 for bonuses and
 forgiveness of
 salaries . . . . .             -         -             -          -            -            -      639,751           -    639,751
Loss for the period             -         -             -          -            -            -            -  (1,882,195)(1,882,195)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31,
 2005 (Unaudited) .    30,660,156  $  3,066       100,000  $  19,000       63,562  $         6  $43,684,823 $(42,295,753)$1,411,142
-----------------------------------------------------------------------------------------------------------------------------------

See  accompanying  notes  to  consolidated  financial  statements.


GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(Expressed  in  United  States  dollars)
(Unaudited)
                                                                                                          Period from
                                                                                                         September 19,
                                                                                                             1994
                                                                           Three months ended March 31, (inception) to
                                                                            --------------------------    March  31,
                                                                                2005          2004           2005
--------------------------------------------------------------------------  ------------  ------------  -------------
Cash flows from operating activities:
  Loss for the period                                                       $(1,882,195)  $(1,144,393)  $(41,941,018)
  Items not affecting cash:
    Amortization                                                                453,339       467,257      6,318,250
    Deemed discount amortization on promissory notes                            379,199       158,442      4,425,304
    Equity in loss on investment of Biomedical Diagnostics LLC                        -             -      3,357,253
    Equity in loss on investment of Biotherapies, Inc.                                -             -      5,437,610
    Equity in loss on investment of Prion Developmental Laboratories, Inc.            -             -      2,436,553
    In-process research and development                                               -             -        750,000
    Stock compensation                                                          644,792       144,521      5,906,428
    Stock appreciation rights plan                                                    -             -         29,230
    Loss (gain) on debt settlement                                                    -        23,033       (642,803)
    Changes in operating assets and liabilities:
      Accounts and other receivables                                               (184)          181         (5,019)
      Prepaid expenses                                                                -         2,900        103,866
      Accounts payable and accrued liabilities                                  396,781      (425,536)     6,012,453
--------------------------------------------------------------------------  ------------  ------------  -------------
  Net cash used in operating activities                                          (8,268)     (773,595)    (7,811,893)
--------------------------------------------------------------------------  ------------  ------------  -------------
Cash flows from investing activities:
  Capital expenditures on property and equipment                                      -          (693)      (146,616)
  Loan receivable                                                                     -      (500,000)      (200,000)
  Purchase of shares and bonds of Biotherapies, Inc.                                  -             -     (2,643,976)
  Investment in Prion Developmental Laboratories, Inc.                                -             -     (2,436,553)
  Acquisition of Biomedical Diagnostics, LLC, net of cash acquired                    -             -     (2,696,756)
  Cash acquired on consolidation                                                      -             -          8,617
  Investment in Biomedical Diagnostics, LLC                                           -             -     (3,000,000)
  Investment in I.D. Certify, Inc.                                                    -             -       (800,160)
  Increase in deferred financing costs                                                -      (364,892)      (379,008)
  Purchase of short-term investments                                                  -             -       (441,511)
  Redemption of short-term investments                                                -             -        441,511
  Deposit on future acquisitions                                                      -             -        (50,000)
--------------------------------------------------------------------------  ------------  ------------  -------------
  Net cash used in investing activities                                               -      (865,585)   (12,344,452)
--------------------------------------------------------------------------  ------------  ------------  -------------
Cash flows from financing activities:
  Exercise of share purchase warrants                                                 -             -         63,000
  Exercise of stock options                                                           -             -        385,803
  Issuance of promissory notes                                                    8,000     2,210,000      8,187,428
  Repayment of promissory notes                                                       -       (92,234)      (751,681)
  Common stock issued for cash                                                        -        10,000      6,279,047
  Common stock subscriptions                                                          -             -        427,750
  Preferred stock issued for cash                                                     -             -      5,565,911
--------------------------------------------------------------------------  ------------  ------------  -------------
  Net cash provided by financing activities                                       8,000     2,127,766     20,157,258
--------------------------------------------------------------------------  ------------  ------------  -------------
Net increase (decrease) in cash and cash equivalents                               (268)      488,586            913
Cash and cash equivalents, beginning of period                                    1,181         9,070              -
--------------------------------------------------------------------------  ------------  ------------  -------------
Cash and cash equivalents, end of period                                    $       913   $   497,656   $        913
--------------------------------------------------------------------------  ------------  ------------  -------------
continued...

See  accompanying  notes  to  consolidated  financial  statements.


GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(Expressed  in  United  States  dollars)
(Unaudited)
                                                                                                          Period from
                                                                                                         September 19,
                                                                                                             1994
                                                                           Three months ended March 31, (inception) to
                                                                            --------------------------    March  31,
                                                                                2005          2004           2005
--------------------------------------------------------------------------  ------------  ------------  -------------
continued...
SUPPLEMENTAL DISCLOSURE:
Cash paid for:
    Income taxes                                                            $         -   $          -  $          -
    Interest                                                                $         -   $     22,545  $    310,630

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued to settle
  or upon conversion of promissory notes
  payable and amounts payable and accrued liabilities                       $   (72,000)  $    245,984  $  8,907,497
Common stock issued for shares
  of Biotherapies, Inc. and patents                                         $         -   $          -  $  4,570,700
Discounts and beneficial conversion
  feature on promissory notes                                               $         -   $  1,420,457  $  3,966,114
Deemed dividends on preferred shares                                        $         -   $          -  $    354,735
Common stock issued on conversion of preferred shares                       $         -   $          -  $        194
Contribution to Biomedical
  Diagnostics, LLC of rights acquired                                       $         -   $          -  $  2,680,860
Issuance of common stock on acquisition                                     $         -   $          -  $  1,680,000
Shares issued as consideration for
  acquisition of 50% interest in LLC                                        $         -   $          -  $  4,719,336
Subscription receivable for issued common shares                            $         -   $          -  $     34,000
Common stock issued for fixed asset                                         $         -   $          -  $    111,189
Extinguishment of stock appreciation rights plan                            $         -   $          -  $    632,066
Conversion of trade payables to promissory notes                            $         -   $          -  $     60,000
Forgiveness of salaries                                                     $         -   $          -  $    489,905
Fair value of warrants issued as commission
  on convertible notes                                                      $     5,041   $    397,405  $    485,511
Issuance of common stock and warrants
  for share financing services                                              $         -   $        551  $    464,043
Fair value of warrants issued for bonuses
  and  forgiveness  of  salaries                                            $   639,751   $          -  $    639,751
--------------------------------------------------------------------------  ------------  ------------  -------------


See  accompanying  notes  to  consolidated  financial  statements.

1.     NATURE  OF  DEVELOPMENT  STAGE  ACTIVITIES  AND  GOING  CONCERN

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

     The Company's future operations are dependent upon the Company's ability to remain compliant with its medical technology license agreement with the University of Michigan, obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from its investments. Furthermore, the Company's equity investments may require additional funding from the Company to continue research and development and other operating activities. As of March 31, 2005, the Company is considered to be in the development stage as the Company has not generated revenues, and has experienced negative cash flow from operations and is not in compliance with the repayment terms of certain promissory note obligations. The Company had a working capital deficiency of $5,445,198 as at March 31, 2005. The Company does not have sufficient working capital to sustain operations until the end of the year and is in immediate need of cash financing. The Company is currently looking to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms. If the Company is unable to obtain required financing, it may have to reduce or cease operations or liquidate certain assets.

2.     BASIS  OF  PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for a complete set of annual financial statements. The Company believes that its disclosures are adequate so that the information presented is not misleading. These condensed financial statements should be read with the annual audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB and other reports filed with the SEC. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of results of the financial position and the operations have been included in the consolidated financial statements. Results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for any other quarter or for the fiscal year ended December 31, 2005.

     The balance sheet at December 31, 2004 has been derived from audited financial statements at that date. A summary of the Company's significant accounting policies and other information necessary to understand the consolidated financial statements is included in the Company's audited financial statements for the year ended December 31, 2004 and 2003 as contained in the Company's Form 10-KSB for its year ended December 31, 2004. Such financial statements should be read in conjunction with these financial statements.

3.     STOCK-BASED  COMPENSATION

     The Company accounts for employee stock based compensation in accordance with SFAS No. 123. Under SFAS No. 123, Accounting for Stock-Based Compensation, the value of each option is estimated on the date of grant using the Black-Scholes option pricing model, which was developed for use in estimating the value of freely traded options. Similar to other option pricing models, it requires the input of highly subjective assumptions, including stock price volatility.

4.     COMMITMENTS  AND  CONTINGENCIES

(a)     Proposed  business  acquisition

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

     Under the terms of the agreement, GBI will have control of PDL (approximately 92.4% ownership) upon full payment of $2,560,000 to Efoora for its 5,120,000 shares. Full payment is due by December 20, 2005, paid in installments subject to certain milestones to be met by PDL. If GBI fails to make full payment by this date and within an additional thirty day grace period, Efoora will have the right to buy back the shares sold at the same price of $0.50 per share. The Company will account for the purchase of the 5,120,000 shares of PDL under the purchase accounting method upon full payment of the terms of the agreement at which time PDL will be a consolidated entity of GBI.

     GBI has made the first installment payment of $200,000 increasing its position in PDL by 400,000 shares. This first installment was achieved through the support of an existing shareholder of the Company who made a further investment in GBI with the stipulation that the funds be used to further the Company's position in PDL. This installment provides for the exclusive distribution rights to market PDL products in Canada by GBI, regardless of meeting other terms concerning the agreement.

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

     Unregistered shares have been delivered to her and were to be registered by January 30, 2005. These shares were not registered by January 30, 2005 and were returned to the Company's treasury. Two directors of the Company, Greg McCartney and Lawrence Pasemko, each provided 200,000 personally held shares of the Company to the former president to satisfy the obligation to issue 400,000 registered shares to the former president.

     If the cash obligation is paid in installments, the first $50,000 is due to be paid by December 15, 2004 and thereafter in monthly installments starting in February 2005. The Company does not have adequate funds for such payments and will be required to satisfy such obligation out of the next financing.

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

(d)     Operating  lease

     The Company leases office equipment and facilities in British Columbia under operating lease agreements that expire in 2007. Minimum lease payments under these operating leases are approximately as follows:

Year  ending  December  31,
2005                            $     2,283
2006                            $     2,283
2007                            $     1,903
2008                            $         -

5.     PROMISSORY  NOTES  PAYABLE

                                                             2005         2004
--------------------------------------------------------  -----------  -----------
Shareholders and directors:
  July 3 and October 3 and 30, 2001                       $  700,000   $  700,000
Payable to private investors:
  Issued:
    August through October 2001                              143,647      143,647
    April through October 2002                                70,000       70,000
    September 2004                                         2,315,000    2,315,000
    February 2005                                              8,000            -
    Less:  Unamortized discount relating to warrants and
    beneficial conversion feature                           (644,896)    (844,226)
--------------------------------------------------------  -----------  -----------
                                                          $2,591,751   $2,384,421
--------------------------------------------------------  -----------  -----------

     On March 12 and 19, 2004, the Company completed a private placement for gross proceeds of $2,315,000 on the sale of certain securities (the "Bridge Securities"). As at March 31, 2005, the Company received $2,210,000 of the gross proceeds. The remaining $105,000 was received subsequent to March 31, 2004. The Bridge Securities sold are:

(a) convertible notes carrying interest at the rate of 10% per annum due in thirteen months from issuance, and

(b) five year warrants to purchase additional common shares of the Company's stock. Each note is accompanied by warrants to purchase an additional five hundred shares for each $1,000 of face amount of notes purchased. The convertible notes are repayable at the earlier of:

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

     The proceeds of the financing allocated to the estimated fair value of the conversions feature of $967,880 and the fair value of warrants issued of $512,101 have been recorded as an addition to additional paid-in capital and as a reduction in the carrying amount of the debt. The cumulative discount to the carrying value of the debt of $1,479,981 is being accredited to its redemption value over the term to maturity through charges to non-cash interest  expense.  The  placement  agent  received  five  year  warrants  to purchase  that  number  of  common  shares  equal  to  15%  of  the  underlying warrants sold in the financing. These warrants to the placement agent have been recorded as non-cash financing costs. Cash financing costs of $379,088 and non-cash financing costs of $397,405 have been recorded as deferred financing costs and are being amortized over the term to maturity of the debt. Amortization expense during the three months ended March 31, 2005 was $379,199 (2004 - $158,442).

     As at March 31, 2005, a loan with a principle balance of $20,000 (2004 - $20,000) was in arrears. The lender has not demanded repayment. The interest expense for the three months ended March 31, 2005 for related promissory notes of the officers and the directors was $18,164.

6.     STOCK  TRANSACTIONS

     During the quarter ended March 31, 2005, 400,000 common shares totaling $72,000, which had been previously issued to settle accrued liabilities were returned to treasury at which time the accrued liability was reinstated.

7.     RECENT  ACCOUNTING  PRONOUCEMENTS

     In December 2004, the FASB issued SFAS No. 123 (revised 2004) "Share-based Payment" or SFAS No. 123(R). SFAS No 123(R) revises FASB Statement No. 123 "Accounting for Stock-based Compensation" and supersedes APB Opinion No. 25 and its related implementation guidance. this statement eliminates the ability to account for share-based compensation using the intrinsic value method under APB Opinion No. 25. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, known as the requisite service period, which is usually the vesting period. SFAS No. 123(R) is effective for companies filing under Regulation SB as of the beginning of the first interim or annual reporting period that begins after December 15, 2005 which for the Company, will be the first quarter of the year ending December 31, 2006. The Company anticipates adopting SFAS No. 123(R) beginning in the quarter ending March 31, 2006. Accordingly, the provisions of SFAS No. 123(R) will apply to new awards and to awards modified, repurchased or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date must be recognized as the requisite service is rendered on or after the required effective date. These new accounting rules will lead to an increase in reported loss. The adoption of SFAS No. 123(R) could have a material impact on the financial position and results of operations of the Company. The Company is still evaluating the potential impact from adopting this statement.

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29" which is effective starting July 1, 2005. In the past, the Company was required to measure the value of assets exchanged in non-monetary transactions by using the net book value of the asset relinquished. Under SFAS No. 153, the Company will measure assets exchanged at fair value, as long as the transaction has commercial substance and the fair value of the assets exchanged is determinable within reasonable limits. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 is not anticipated to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

8.     SUBSEQUENT  EVENTS

     (a) Subsequent to March 31, 2005, the Company received payment of the $200,000 loan receivable.

     (b) Pursuant to a director's resolution dated May 10, 2005, the Company reset the exercise price of all existing and valid stock options issued to current officers, managers and employees to $0.10 per share.

     (c) Pursuant to a private placement dated May 20, 2005, the Company will be offering to issue 2,500,000 common shares at a price of $0.10 per unit.

     (d) Pursuant to a director's resolution dated May 16, 2005, the Company agreed to issue to two directors, Greg McCartney and Lawrence Pasemko, as consideration for providing 200,000 personally held shares of the Company each to the former president of the Company (Note 4(c)(ii)), convertible promissory notes with a fair value of $66,000 each, convertible into 300,000 common shares each. Also as compensation for his personal guarantee, the Company agreed to issue to Greg McCartney a promissory convertible note with a face value of $22,000 convertible into 100,000 common shares of the Company.

     (e) On March 9, 2005, the Company requested the noteholders of the March 2004 private placement to convert or defer their notes for one year as a condition to a pending financing whereby a minimum of 80% of the notes were required to be converted or deferred. On April 19, 2005, an additional proposal was sent to the noteholders offering a reduced conversion and warrant price as well as a 25% return of the original investment. These exercise prices are subject to adjustment in connection with shares and warrants issued during a senior financing, as well as in the event of stock splits, stock dividends or similar events. As of June 23, 2005 over 84% of the notes have been converted or deferred.

          If all of the Notes are converted, the Company will be required to issue a maximum of 11,575,000 additional shares. If all of the Warrants are exercised, the Company will be required to issue an additional 1,157,500 shares. The additional shares, as at June 23, 2005, in the aggregate could amount to a maximum of 41.53% of the currently outstanding Shares of the Company.

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

RESULTS  OF  OPERATIONS

THREE  MONTHS  ENDED  MARCH  31,  2005  COMPARED TO THREE MONTHS ENDED MARCH 31,
2004:

For the three months ended March 31, 2005 the Company incurred a net loss of $1,882,195 compared to $1,144,393 for the three months ended March 31, 2004, an increase of $737,802.

Amortization is calculated on the Company's property and equipment and medical technology license. Amortization for the three months ended March 31, 2005 was $453,339 compared to $467,257 for the three months ended March 31, 2004, a decrease of $13,918. Amortization has decreased due to certain property and equipment assets being fully depreciated prior to March 31, 2005.

Investor relations decreased by $217,962 for the three months ended March 31, 2005 compared to March 31, 2004. Investor relations expenses were higher in 2004 due to the fair value of securities issued to service providers and actual cash expenses paid. Included in investor relation's expenses in the prior period is the fair value of common shares issued to a consultant in settlement of a claim of $74,000.

Legal  and  Accounting  expenses  decreased by $4,117 for the three months ended
March 31, 2005 as compared to March 31, 2004 due to reduced legal activity in the period.

Management and consulting fees increased by $81,000 for the three months ended March 31, 2005 compared to March 31, 2004 as certain officers of the Company switched from being employees to consultants.

Office and miscellaneous expenses increased for the three months ended March 31, 2005 compared to March 31, 2004.

Rent and occupancy costs decreased by $12,087 for the three months ended March 31, 2005 compared to March 31, 2004 as a lease on certain office space expired.

Salaries and benefits increased by $715,366 for the three months ended March 31, 2005 compared to March 31, 2004 reflecting a reduction in incurred salaries of $79,885 and an increase in stock-based employee compensation expense of $721,751 from the issue of warrants to officers, directors and employees.

Research and development expenses increased by $11,697 for the three months ended March 31, 2005 compared to March 31, 2004 reflecting the increased activity in the Company's wholly-owned subsidiary.

Interest and bank charges incurred and amortized, increased by $247,241 for the three months ended March 31, 2005. The bank charges were insignificant in both periods and the increase is due to an increase in the beneficial conversion features and deemed discounts related to equity instruments issued along with promissory notes and cash financing costs. The fair value of the equity instruments issued along with promissory notes is amortized as interest expense over the term to maturity of the promissory notes.

Loss per share was $(0.06) for the three months ended March 31, 2005 compared to $(0.04) for the three months ending March 31, 2004. The increase in loss per share is primarily due to the increased loss for the period. The weighted average number of shares outstanding for the three months ended March 31, 2005 was 30,864,600 compared to 29,420,190 for the three months ended March 31, 2004.

The Company's total assets as at March 31, 2005 were $6,861,726 compared to total assets of $7,495,018 as at March 31, 2004, substantially all of which represents the carrying value of medical technology.

SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

(a)     Use  of  estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses for the reporting period. Significant areas requiring the use of management estimates relate to the assessment of asset impairment provisions, including medical technology licenses and provisions for contingencies. Significant estimates of future operations and business outcomes were required to determine the allocation of consideration paid to acquired businesses in prior years. Particularly to the determination of the amounts allocated to medical technology licenses and to in-process research and development. Actual results may significantly differ from these estimates.

(b)     Medical  technology  licenses

The Company amortizes the cost of acquired medical technology licenses over the lesser of the license term or the estimated period of benefit. The medical technology licenses acquired through the Biomedical Diagnostics, LLC acquisition are being amortized over a period not exceeding seven years.

(c)     Income  taxes

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

(d)     Impairment  or  disposal  of  long-lived  assets

The Company applies the provisions in FASB Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Under this standard, an impairment loss calculated as the difference between the carrying amount and the fair value of the asset should be recognized on long-lived assets held and used only if the carrying amount of the asset is not recoverable from its undiscounted cash flows. Long-lived assets to be disposed of other than by sale are considered held and used, until they are disposed of. Long-lived assets to be disposed of by sale are measured at the lower of carrying amount or fair value less cost to sell. To the Company, long-lived assets include property and equipment and medical technology licenses.

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

(e)     Research  and  development

Research  and  development  costs  are  expensed  as  incurred.

(f)     Stock-based  compensation

The Company accounts for employee stock based compensation in accordance with SFAS No. 123. Under SFAS No. 123, Accounting for Stock-Based Compensation, the value of each option is estimated on the date of grant using the Black-Scholes option pricing model, which was developed for use in estimating the value of freely traded options. Similar to other option pricing models, it requires the input of highly subjective assumptions, including stock price volatility.

OFF  BALANCE  SHEET  ARRANGEMENTS

The Company has no off balance sheet financing arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, that is material to investors.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company does not have revenue from operations. As of March 31, 2005, the Company had cash on hand of $913. Cash on hand is not sufficient to meet current requirements, and the Company will be unable to continue operations in the absence of completion of financing transactions in the near future.

During the three months ended March 31, 2005, the Company realized $8,000 from financing activities as compared to $2,315,000 during the corresponding period in 2004. The amount realized in 2004 was received from the issuance of short term convertible promissory notes and associated Warrants. The Notes are due on April 19, 2005, and unless converted, or the Warrants are exercised, the Company will not have sufficient resources to pay such note indebtedness. As of June 23, 2005 $1,965,000 has been converted.

During the three months ended March 31, 2005 the Company incurred a net loss of $1,882,195 which, after items not affecting cash and changes in operating assets and liabilities, resulted in a negative cash flow from operating activities of $8,268 as compared to a negative $773,595 during the corresponding period in the prior year. The change in cash flows was due to a large part of the 2005 loss from operations having been non-cash charges on stock compensation ($726,772), and an increase in accounts payable and accrued liabilities during 2005 ($314,781) as compared to a net reduction of accounts payable and accrued liabilities in 2004 of $425,536.

While operating on a very tight cash budget, the Company is continuing to incur operating expenses. The Company expects to incur continuing losses from operations, that such losses will fluctuate from quarter to quarter, and that such fluctuations may be substantial.

A  summary  of  the  Company's  financial  commitments  are  set  out  below:

                                 PAYMENTS DUE BY PERIOD ENDING DECEMBER 31

                                                LESS  THAN  1
CONTRACTUAL  OBLIGATIONS               TOTAL        YEAR         1 - 3 YEARS   4 - 5 YEARS  AFTER 5 YEARS
---------------------------------------------------------------------------------------------------------
Operating  leases                   $  6,469    $  2,283         $  4,186       $   -        $   -
--------------------------------------------------------------------------------------------------------
Total contractual cash obligations  $  6,469    $  2,283         $  4,186       $   -        $   -
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

FINANCING  REQUIREMENTS

The Company estimates that it will require a cash investment of approximately $6 million for the next twelve months to satisfy its capital requirements, including advancement of the Company's LLC research and development programs;
payments to be made to complete the PDL acquisition; payments to be made to secure and develop additional cancer diagnostics technologies; the cost and availability of third-party financing for development and commercialization activities; and administrative and legal expenses. The Company, through its investment banking relationships, plans to meet the financing requirements in a 2 stage process; Stage 1, a private placement of $1 to 2 million to be completed within 60 days and Stage 2, a public offering of $5 to 6 million. There are no assurances that the Company will be successful in obtaining the needed capital requirement and should the Company not be able to secure the additional financing when needed, it may be required to slow down or suspend its growth or reduce the scope of its current operations, any of which would have a material adverse effect on its business.

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

On June 16, 2004, a Settlement Agreement was stipulated, approved and court granted. No cash settlement of the claims was paid. $40,000 was paid to Biotherapies Inc. for certain property previously delivered to Genesis Bioventures, Inc. Biotherapies, Inc. agreed to certain limitations on any future sale or offer of its Genesis Bioventures, Inc. shares.

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

Unregistered shares have been delivered to her and were to be registered by January 30, 2005. These shares were not registered by January 30, 2005 and were returned to the Company's treasury. Two directors of the Company, Greg McCartney and Lawrence Pasemko, each provided 200,000 personally held shares of the Company to the former president to satisfy the obligation to issue 400,000 registered shares to the former president.

Pursuant to a director's resolution dated May 16, 2005, the Company agreed to issue Greg McCartney and Lawrence Pasemko, as consideration for providing the shares of the Company (Note 4(c)(ii)), convertible promissory notes with a fair value of $66,000 each, convertible into 300,000 common shares each. Also as compensation for his personal guarantee, the Company agreed to issue to Greg McCartney a promissory convertible note with a face value of $22,000 convertible into 100,000 common shares of the Company.

If the cash obligation is paid in installments, the first $50,000 is due to be paid by December 15, 2004 and thereafter in monthly installments starting in February 2005. The Company does not have adequate funds for such payments and will be required to satisfy such obligation out of the next financing. The Company will be required to pay a $10,000 penalty for each cash installment defaulted on. As security for the performance of these obligations, a Consent to Judgement in the amount of $300,000 against both Genesis Bioventures and Greg McCartney personally has been provided to counsel to be filed with the court in case of the failure to deliver either the 400,000 free-trading shares or to make all of the payments and any penalties owing. The amount of the judgement shall not at any time exceed the balance owing and full credit will be given for all payments made pursuant to this agreement.

(iii)     Consultant

By an agreement dated March 1, 2004, the Company agreed to issue 200,000 restricted common shares as full compensation to an outside consultant for certain services rendered in 2001 and settled a previously pending lawsuit in respect thereto.

ITEM  2.   CHANGES  IN  SECURITIES

None

ITEM  3.   DEFAULT  UPON  SENIOR  SECURITIES

None

ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

The  Company  has not held an Annual Meeting of Stockholders since October 2001.
The Company is committed to holding an Annual Meeting of Stockholders during 2005.

ITEM  5.    OTHER  INFORMATION

In March 2004, the Company sold $2,315,000 of certain securities to a group of 76 accredited investors in a private placement through a placement agent, Sterling Financial Investment Group, Inc., Miami, Florida ("Sterling"). The Company realized net proceeds of $1,961,335 in connection with the Private Placement. The securities sold were (i) Convertible Notes carrying interest at the rate of 10% per annum due in 13 months, and (ii) Five Year Warrants to purchase additional Shares of the Company's Common Stock.

On March 9, 2005, the Company requested the noteholders to convert or defer their notes for one year as a condition to a pending financing whereby a minimum of 80% of the notes were required to be converted or deferred. On April 19, 2005, an additional proposal was sent to the noteholders offering a reduced conversion and warrant price as well as a 25% return of the original investment. These exercise prices are subject to adjustment in connection with shares and warrants issued during a senior financing, as well as in the event of stock splits, stock dividends or similar events. As of June 23, 2005 over 84% of the notes have been converted or deferred.

If all of the Notes are converted, the Company will be required to issue a maximum of 11,575,000 additional shares. If all of the Warrants are exercised, the Company will be required to issue an additional 1,157,500 shares. The additional shares, as at June 23, 2005, in the aggregate could amount to a maximum of 41.53% of the currently outstanding Shares of the Company.

The Company has signed a letter of intent with an investment banker to raise interim funds. The investment banker will be able to proceed to a definitive agreement and the raising of funds upon filing of this quarterly report and a return to compliance by the Company with the American Stock Exchange.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits

31.1 Certification by E. Greg McCartney, President and Chief Executive Officer of Genesis Bioventures, Inc.

31.2 Certification by T.J. Lou McKinney, Chief Financial Officer of Genesis Bioventures, Inc.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports  on  Form  8-K

1. Current report on Form 8-K, dated January 14, 2005 filed on January 19, 2005 regarding termination of the Merger Agreement with Corgenix.

2.   Current  report  on  Form  8-K,  dated  April 15, 2005 filed on April 18,
     2005 regarding a delay in filing of the Company's year end audited financial statements and Form 10-KSB.

3. Current report on Form 8-K, dated April 26, 2005 filed on April 26, 2005 regarding receipt of written notice from the American Stock Exchange informing the Company that it was not in compliance with Sections 134 and 1101 of the Company Guide.

4. Current report on Form 8-K, dated May 17, 2005 filed on May 18, 2005 regarding a change in the Company's auditors from KPMG LLP to De Joya & Company, CPA's effective May 17, 2005

5. Current report on Form 8-K, dated May 19, 2005 filed on May 19, 2005 regarding the American Stock Exchange granting the Company an extension of time to file its Form 10-KSB to on or before June 15, 2005.

6. Current report on Form 8-K, dated June 1, 2005 filed on June 1, 2005 regarding entry into a material definitive agreement with Efoora Inc. and Prion Developmental Laboratories whereby Efoora agrees to sell all shares owned or pledged in PDL to the Company for $0.50 per share.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

                               GENESIS  BIOVENTURES,  INC


                               By:    /s/  E.  Greg  McCartney
                                      ------------------------
July  8,  2005                        Name:   E.  Greg  McCartney
                                      Chairman,  President  and  Chief
                                      Executive  Officer


                               By:    /s/  T.J.  Louis  McKinney
                                      --------------------------
July  8,  2005                        Name:   T.J.  Louis  McKinney
                                      Chief  Financial  Officer