Form 10QSB
period 2005-06-30
GENESIS BIOVENTURES INC
filed 2005-08-15
CIK 1084966

UNITED  STATES
                      SECURITIES  AND  EXCHANGE  COMMISSION
                            WASHINGTON,  D.C.  20549

                                   FORM  10QSB

[X]     QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT  OF  1934

For  the  quarterly  period  ended  June  30,  2005
--------------------

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

            CLASS                    OUTSTANDING  AT  AUGUST 11, 2005

Common  Stock,  par  value  $0.0001                 30,660,156

                                 TABLE OF CONTENTS

                                                                            Page

PART I - FINANCIAL INFORMATION
  Item 1  Financial Statements                                               3
  Item 2  Management's Discussion and Analysis                              17
  Item 3  Controls and Procedures                                           21

PART II - OTHER INFORMATION
  Item 1  Legal Proceedings                                                 21
  Item 4  Submission of Matters to a Vote of Security Holders               22
  Item 5  Other Information                                                 22
  Item 6  Exhibits and Reports on Form 8-K                                  22

SIGNATURES                                                                  24

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


GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)
CONSOLIDATED  BALANCE  SHEETS
unaudited
(Expressed  in  United  States  dollars)
----------------------------------------------------------------------------------------------------
                                                                         JUNE 30,      DECEMBER 31,
                                                                           2005            2004
----------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                            $    154,669   $       1,181
  Accounts and other receivables                                              5,984           4,289
----------------------------------------------------------------------------------------------------

Total current assets                                                        160,653           5,470

Loan receivable                                                             200,000         200,000
Property and equipment, net                                                   4,397           5,739
Medical technology licenses, net                                          6,177,302       7,081,296
Deferred financial costs                                                          -         202,513
----------------------------------------------------------------------------------------------------

Total assets                                                           $  6,542,352   $   7,495,018
----------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                             $  1,914,930   $   1,514,480
  Accounts payable and accrued liabilities, related parties                 895,418         875,572
  Promissory notes payable (Note 5)                                       2,636,647       1,684,421
  Promissory notes payable, related parties (Note 5)                        854,000         700,000
----------------------------------------------------------------------------------------------------

Total current liabilities                                                 6,300,995       4,774,473
----------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
Common stock, $.0001 par value:
  Authorized 100,000,000 shares;
  Issued: June 30, 2005 - 30,660,156 (December 31, 2004 - 30,060,156)         3,066           3,106
Preferred stock, $.0001 par value.
  Authorized 100,000,000 shares;
  Issued: June 30, 2005 - 63,562 (December 31, 2004 - 63,562)                     6               6
Additional paid-in capital                                               43,736,592      43,111,991
Common share subscriptions                                                  250,000          19,000
Deficit accumulated during the development stage                        (43,748,307)    (40,413,558)
----------------------------------------------------------------------------------------------------
Total stockholders' equity                                                  241,357       2,720,545
----------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                             $  6,542,352   $   7,495,018
====================================================================================================

GOING  CONCERN  (Note  1)
COMMITMENTS  AND  CONTINGENCIES  (Note  4)
PROPOSED  BUSINESS  ACQUISITION  (Note  4(a))
SUBSEQUENT  EVENTS  (Note  8)

See  accompanying  notes  to  consolidated  financial  statements.


GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)
CONSOLIDATED  STATEMENTS  OF  OPERATIONS
unaudited
(Expressed  in  United  States  dollars)
---------------------------------------------------------------------------------------------------------------------

                                                                                                        Period from
                                                                                                       September 19,
                                                  Three months ended           Six months ended            1994
                                                       June 30,                    June  30,          (inception) to
                                              --------------------------  --------------------------    June  30,
                                                  2005          2004          2005          2004          2005
---------------------------------------------------------------------------------------------------------------------

Expenses:
  Amortization                                $   451,997   $   454,757   $   905,336   $   922,014   $  6,770,247
  Loss (gain) on foreign exchange                   1,574        (3,495)        1,636        11,965        175,365
  Investor relations:
    Stock-based compensation                            -             -             -       218,021      1,449,181
    Incurred                                        2,072         2,116         2,131         2,116        985,216
  Legal and accounting                             33,167       172,486        55,132       198,568      2,395,705
  Listing and share transfer fees                   2,728         4,460         4,079        44,413        489,097
  Management and consulting fees:
    Stock-based compensation                       51,769             -       691,520             -      5,513,182
    Incurred                                       93,774             -       192,774             -      2,197,288
  Office and miscellaneous                          3,575        16,506         8,515        21,464        521,400
  Rent and occupancy costs                         12,646        16,661        25,968        42,070        676,782
  Salaries and benefits:
    Stock-based compensation                            -      (262,200)            -      (335,700)       134,850
    Incurred                                       41,304       120,373        54,766       231,720      1,754,355
  Telephone                                         4,121         4,047         8,049         7,830        147,052
  Travel and promotion                             11,465        21,131        14,846        32,879      1,193,804
In-process research and development                     -             -             -             -        750,000
  Research and development                         85,316        96,108       170,924       170,019      1,417,771
  Royalty fees                                          -             -             -             -        105,291
---------------------------------------------------------------------------------------------------------------------

                                                  795,508       642,950     2,135,676     1,567,379     26,676,586
---------------------------------------------------------------------------------------------------------------------

Loss before other expense                        (795,508)     (642,950)   (2,135,676)   (1,567,379)   (26,676,586)
Other income (expense):
  Other income                                      1,978            51         5,608        19,536        163,928
  Interest  income                                      -             -             -             -         80,419
  Interest  and bank charges:
    Incurred                                      (73,486)     (130,768)     (157,942)     (144,394)    (1,470,213)
    Amortization of deemed discount (Note 5)     (585,540)     (329,856)   (1,046,739)     (532,646)    (4,902,511)
  Equity in loss of investments: (Note 7)
    Prion Developmental Laboratories, Inc.              -             -             -             -     (2,436,553)
      Biotherapies Incorporated                         -             -             -             -     (5,437,610)
      Biomedical Diagnostics, LLC                       -             -             -             -     (3,357,253)
  Gain (loss) on debt settlements                       -        27,901             -         4,868        624,803
---------------------------------------------------------------------------------------------------------------------

Loss for the period                           $(1,452,556)  $(1,075,622)  $(3,334,749)  $(2,220,015)  $(43,411,576)
=====================================================================================================================
Loss per common share, basic and diluted      $     (0.05)  $     (0.04)  $     (0.11)  $     (0.08)  $      (3.45)
=====================================================================================================================
Weighted average number of common shares
outstanding, basic and diluted                 30,864,600    29,779,616    30,761,813    29,595,084     12,573,338
=====================================================================================================================

See  accompanying  notes  to  consolidated  financial  statements.

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)
CONSOLIDATED  STATEMENTS  OF  STOCKHOLDERS'  EQUITY
unaudited
(Expressed  in  United  States  dollars)
-----------------------------------------------------------------------------------------------------------------------------------

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

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)
Consolidated  Statements  of  Stockholders'  Equity  (Continued)
unaudited
(Expressed  in  United  States  dollars)
-----------------------------------------------------------------------------------------------------------------------------------

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

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)
Consolidated  Statements  of  Stockholders'  Equity  (Continued)
unaudited
(Expressed  in  United  States  dollars)
-----------------------------------------------------------------------------------------------------------------------------------

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

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)
Consolidated  Statements  of  Stockholders'  Equity  (Continued)
unaudited
(Expressed  in  United  States  dollars)
-----------------------------------------------------------------------------------------------------------------------------------

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

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)
Consolidated  Statements  of  Stockholders'  Equity  (Continued)
unaudited
(Expressed  in  United  States  dollars)
-----------------------------------------------------------------------------------------------------------------------------------

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

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)
Consolidated  Statements  of  Stockholders'  Equity  (Continued)
unaudited
(Expressed  in  United  States  dollars)
-----------------------------------------------------------------------------------------------------------------------------------

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

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)
Consolidated  Statements  of  Stockholders'  Equity  (Continued)
unaudited
(Expressed  in  United  States  dollars)
-----------------------------------------------------------------------------------------------------------------------------------

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

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)
Consolidated  Statements  of  Stockholders'  Equity  (Continued)
unaudited
(Expressed  in  United  States  dollars)
-----------------------------------------------------------------------------------------------------------------------------------

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

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)
Consolidated  Statements  of  Stockholders'  Equity  (Continued)
unaudited
(Expressed  in  United  States  dollars)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                             Deficit
                         Common  shares            Common  share           Preferred  shares               accumulated     Total
                   -------------------------       subscriptions      -----------------------  Additional    during        stock-
                     Number                     --------------------     Number                 paid-in    development    holders'
                    of shares      Amount       Number      Amount     of shares     Amount     capital       stage        equity
-----------------------------------------------------------------------------------------------------------------------------------
                                     $                        $                        $           $            $            $
Issue of
 common stock
 previously
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

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)
Consolidated  Statements  of  Stockholders'  Equity  (Continued)
unaudited
(Expressed  in  United  States  dollars)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                             Deficit
                         Common  shares            Common  share           Preferred  shares               accumulated     Total
                   -------------------------       subscriptions      -----------------------  Additional    during        stock-
                     Number                     --------------------     Number                 paid-in    development    holders'
                    of shares      Amount       Number      Amount     of shares     Amount     capital       stage        equity
-----------------------------------------------------------------------------------------------------------------------------------
                                     $                        $                        $           $            $            $
Common stock issued
 to settle accrued
 liabilities
 returned to
 treasury . . . . .      (400,000)      (40)            -          -            -                   (71,960)          -    (72,000)
Fair value of
 warrants issued
 to  promissory
 note  holders. . .             -         -             -          -            -            -        5,041           -      5,041
Fair value of
 warrants issued
 for bonuses and
 forgiveness of
 salaries . . . . .             -         -             -          -            -            -      639,751           -    639,751
Fair value of
 stock options
 issued to
 consultants. . . .             -         -             -          -            -            -        4,069           -      4,069
Fair value of
 amendments to
 options
 previously issued
 for services . . .             -         -              -         -            -            -       47,700           -     47,700
Net common stock
 reversals and
 subscriptions. . .             -         -    2,400,000     231,000            -            -            -           -    231,000
Loss for the period             -         -            -           -            -            -            -  (3,334,749)(3,334,749)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30,
2005 (unaudited)       30,660,156 $   3,066    2,500,000   $ 250,000       63,562  $         6  $43,736,592 $(43,748,307)$ 241,357
===================================================================================================================================

See  accompanying  notes  to  consolidated  financial  statements.

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
unaudited
(Expressed  in  United  States  dollars)
----------------------------------------------------------------------------------------------------------------------

                                                                                                         Period  from
                                                                                  Six  month  ended      September 19,
                                                                               June  30,     June  30,       1994
                                                                             -------------------------- (inception) to
                                                                                 2005          2004          2005
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Loss for the period                                                        $(3,334,749)  $(2,220,015)  $(43,393,572)
  Items not affecting cash:
    Amortization                                                                 905,336       922,014      6,770,247
    Deemed discount amortization on promissory notes                           1,046,739       532,646      5,092,844
    Equity in loss on investment of Biomedical Diagnostics LLC                         -             -      3,357,253
    Equity in loss on investment of Biotherapies, Inc.                                 -             -      5,437,610
    Equity in loss on investment of Prion Developmental Laboratories, Inc.             -             -      2,436,553
    In-process research and development                                                -             -        750,000
    Stock compensation                                                           696,561      (117,679)     5,876,197
    Stock appreciation rights plan                                                     -             -         29,230
    Loss (gain) on debt settlement                                                     -        (4,868)      (642,803)
    Changes in operating assets and liabilities:
      Accounts and other receivables                                              (1,695)       (6,315)        (6,530)
      Prepaid expenses                                                                 -         2,900        103,866
      Accounts payable and accrued liabilities                                   483,296      (322,096)     6,180,968
      Due from related party                                                           -             -              -
----------------------------------------------------------------------------------------------------------------------

  Net cash used in operating activities                                         (204,512)   (1,213,413)    (8,008,137)
----------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Capital expenditures on property and equipment                                       -        (9,663)      (146,616)
  Loan receivable                                                                      -      (500,000)      (200,000)
  Purchase of shares and bonds of Biotherapies, Inc.                                   -             -     (2,643,976)
  Investment in Prion Developmental Laboratories, Inc.                                 -             -     (2,436,553)
  Acquisition of Biomedical Diagnostics, LLC, net of
  cash acquired                                                                        -             -     (2,696,756)
  Cash acquired on consolidation                                                       -             -          8,617
  Investment in Biomedical Diagnostics, LLC                                            -             -     (3,000,000)
  Investment in I.D. Certify, Inc.                                                     -             -       (800,160)
  Increase in deferred financing costs                                                 -      (379,088)      (379,008)
  Purchase of short-term investments                                                   -             -              -
  Redemption of short-term investments                                                 -        20,592              -
  Deposit on future acquisitions                                                       -             -        (50,000)
----------------------------------------------------------------------------------------------------------------------

  Net cash used in investing activities                                                -      (868,159)   (12,344,452)
----------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Exercise of share purchase warrants                                                  -             -         63,000
  Exercise of stock options                                                            -             -        385,803
  Issuance of promissory notes                                                   108,000     2,315,000      8,287,428
  Repayment of promissory notes                                                        -      (140,734)      (751,681)
  Common stock issued for cash                                                         -        10,000      6,279,047
  Common stock subscriptions                                                     250,000             -        677,750
  Preferred stock issued for cash                                                      -             -      5,565,911
----------------------------------------------------------------------------------------------------------------------

  Net cash provided by financing activities                                      358,000     2,184,266     20,507,258
----------------------------------------------------------------------------------------------------------------------
Net increase  in cash and cash equivalents                                       153,488       102,694        154,669
Cash and cash equivalents, beginning of period                                     1,181         9,070              -
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                     $   154,669   $   111,764   $    154,669
----------------------------------------------------------------------------------------------------------------------
                                                                                                        Continued. . .

See  accompanying  notes  to  consolidated  financial  statements.

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
unaudited
(Expressed  in  United  States  dollars)
----------------------------------------------------------------------------------------------------------------------

                                                                                                         Period  from
                                                                                  Six  month  ended      September 19,
                                                                               June  30,     June  30,       1994
                                                                             -------------------------- (inception) to
                                                                                 2005          2004          2005
----------------------------------------------------------------------------------------------------------------------
Continued. . .

SUPPLEMENTAL DISCLOSURE:
Cash paid for:
    Income taxes                                                             $         -   $         -   $          -
    Interest                                                                 $         -   $    22,545   $    310,630

NON-CASH FINANCING AND INVESTING ACTIVITIES:
  Common stock issued to settle or upon conversion of
    promissory notes payable and amounts payable and accrued
    liabilities                                                              $    72,000   $   245,984   $  8,907,497
  Common stock issued for shares of Biotherapies, Inc. and
    patents                                                                  $         -   $         -   $  4,570,700
  Discounts and beneficial conversion feature on promissory
    notes                                                                    $         -   $ 1,479,981   $  3,966,114
  Deemed dividends on preferred shares                                       $         -   $         -   $    354,735
  Common stock issued on conversion of preferred shares                      $         -   $         -   $        194
  Contribution to Biomedical Diagnostics, LLC of rights
    acquired                                                                 $         -   $         -   $  2,680,860
  Issuance of common stock on acquisition )                                  $         -   $         -   $  1,680,000
  Shares issued as consideration for acquisition of 50% interest
    in LLC                                                                   $         -   $         -   $  4,719,336
  Subscription receivable for issued common shares                           $         -   $         -   $     34,000
  Common stock issued for fixed asset                                        $         -   $         -   $    111,189
  Extinguishment of stock appreciation rights plan                           $         -   $         -   $    632,066
  Conversion of trade payables to promissory notes                           $         -   $         -   $     60,000
  Forgiveness of salaries                                                    $         -   $         -   $    489,905
  Fair value of warrants issued as commission on convertible
    notes                                                                    $         -   $   397,336   $    485,511
  Issuance of common stock and warrants for share financing
    services                                                                 $         -   $       551   $    464,043
  Fair value of warrants issued for bonuses and forgiveness
    of salaries                                                              $   639,751   $         -   $    639,751
======================================================================================================================

See  accompanying  notes  to  consolidated  financial  statements.

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  FINANCIAL  STATEMENTS
(Expressed  in  United  States  dollars)

JUNE  30,  2005
--------------------------------------------------------------------------------

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

     The Company's future operations are dependent upon the Company's ability to remain compliant with its medical technology license agreement with the University of Michigan, obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from its investments. Furthermore, the Company's equity investments may require additional funding from the Company to continue research and development and other operating activities. As of June 30, 2005, the Company is considered to be in the development stage as the Company has not generated revenues, and has experienced negative cash flow from operations and is not in compliance with the repayment terms of certain promissory note obligations. The Company had a working capital deficiency of $6,140,342 as at June 30, 2005. The Company does not have sufficient working capital to sustain operations until the end of the year and is in immediate need of cash financing. The Company is currently looking to secure additional funds through future debt or equity financings. Such financings may be not available or may not be available on reasonable terms. If the Company is unable to obtain required financing, it may have to reduce or cease operations or liquidate certain assets.

2.     BASIS  OF  PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for a complete set of annual financial statements. The Company believes that its disclosures are adequate so that the information presented is not misleading. These condensed financial statements should be read with the annual audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB and other reports filed with the SEC. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of results of the financial position and the operations have been included in the consolidated financial statements. Results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for any other quarter or for the fiscal year ended December 31, 2005.

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

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  FINANCIAL  STATEMENTS
(Expressed  in  United  States  dollars)

JUNE  30,  2005
--------------------------------------------------------------------------------

3.     STOCK-BASED  COMPENSATION

     The Company accounts for its employee stock-based compensation arrangements in accordance with SFAS No. 123.

     Under SFAS No. 123, Accounting for Stock-Based Compensation, the value of each option is estimated on the date of the grant using the Black-Scholes option pricing model, which was developed for use in estimating the value of freely traded options. Similar to other option pricing models, it requires the input of highly subjective assumptions, including stock price volatility.

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

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  FINANCIAL  STATEMENTS
(Expressed  in  United  States  dollars)

JUNE  30,  2005
--------------------------------------------------------------------------------

4.     COMMITMENTS  AND  CONTINGENCIES,  Continued

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

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  FINANCIAL  STATEMENTS
(Expressed  in  United  States  dollars)

JUNE  30,  2005
--------------------------------------------------------------------------------

4.     COMMITMENTS  AND  CONTINGENCIES,  Continued

(d)     Operating  lease

     The Company leases office equipment and facilities in British Columbia under operating lease agreements that expire in 2007. Minimum lease payments under these operating leases are approximately as follows:

--------------------------------------------------------------------------------
     Year  ending  December  31,

     2005                                                        $     2,283
     2006                                                        $     2,283
     2007                                                        $     1,903
     2008                                                        $         -
--------------------------------------------------------------------------------

5.     PROMISSORY  NOTES  PAYABLE

                                                            2005        2004
--------------------------------------------------------------------------------
Shareholders and directors:
  July 3 and October 3 and 30, 2001                      $  700,000  $  700,000
  May 2005                                                  154,000           -
Payable to private investors:
  Issued:
    August through October 2001                             143,647     143,647
    April through October 2002                               70,000      70,000
    September 2004                                        2,315,000   2,315,000
    February 2005                                             8,000           -
    April 2005                                              100,000           -
    Less:  Unamortized discount relating to warrants and
      beneficial conversion feature                               -    (844,226)
--------------------------------------------------------------------------------
                                                         $3,490,647  $2,384,421
================================================================================

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  FINANCIAL  STATEMENTS
(Expressed  in  United  States  dollars)

JUNE  30,  2005
--------------------------------------------------------------------------------

5.     PROMISSORY  NOTES  PAYABLE,  Continued

     On March 12 and 19, 2004, the Company completed a private placement for gross proceeds of $2,315,000 on the sale of certain securities (the "Bridge Securities"). As at June 30, 2005, the Company received $2,315,000 of the gross proceeds. The Bridge Securities sold are:

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

     The registration statement was not effective by April 30, 2004 and as a result, a warrant exercise price reset occurred. As at June 30, 2005, the warrant price is $0.20 per share. This exercise price is subject to adjustment in connection with warrants issued during the Takeout Financing, as well as in the event of stock splits, stock dividends or similar events.

     The proceeds of the financing allocated to the estimated fair value of the conversions feature of $967,880 and the fair value of warrants issued of $512,101 have been recorded as an addition to additional paid-in capital and as a reduction in the carrying amount of the debt. The cumulative discount to the carrying value of the debt of $1,479,981 is being accredited to its redemption value over the term to maturity through charges to non-cash interest  expense.  The  placement  agent  received  five  year  warrants  to purchase  that  number  of  common  shares  equal  to  15%  of  the  underlying warrants sold in the financing. These warrants to the placement agent have been recorded as non-cash financing costs. Cash financing costs of $379,088 and non-cash financing costs of $397,405 have been recorded as deferred financing costs and are being amortized over the term to maturity of the debt. Amortization expense during the six months ended June 30, 2005 was $1,046,739 (2004 - $532,646).

     As at June 30, 2005, a loan with a principle balance of $20,000 (2004 - $20,000) was in arrears. The lender has not demanded repayment. The interest expense for the six months ended June 30, 2005 for related promissory notes of the officers and the directors was $38,826.

6.     STOCK  TRANSACTIONS

     During the quarter ended March 31, 2005, 400,000 common shares totaling $72,000,which had been previously issued to settle accrued liabilities were returned to treasury at which time the accrued liability was reinstated During the quarter ended June 30, 2005 a director's resolution was passed to allow the Company to reset the exercise price of all existing and valid stock options issued to current officers, managers and employees.

     During the quarter ended June 30, 2005 the Company entered into a private placement offering to issue 2,500,000 common shares at a price of $0.10 per unit. The gross proceeds of $250,000 were received prior to the end of the quarter and the shares were issued subsequent to June 30, 2005.

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  FINANCIAL  STATEMENTS
(Expressed  in  United  States  dollars)

JUNE  30,  2005
--------------------------------------------------------------------------------

6.     STOCK  TRANSACTIONS,  Continued

     Pursuant to a director's resolution dated May 16, 2005, the Company agreed to issue to two directors, Greg McCartney and Lawrence Pasemko, as consideration for providing 200,000 personally held shares of the company each to the former president of the Company (Note 4(c) (ii)), convertible promissory notes with a fair value of $66,000 each, convertible into 300,000 common shares each. Also as compensation for his personal guarantee, the Company agreed to issue to Greg McCartney a promissory convertible note with a face value of $22,000 convertible into 100,000 common shares of the Company.

     On March 9, 2005, the Company requested the Note holders of the March 2004 private placement to convert or defer their notes for one year as a condition to a pending financing whereby a minimum of 80% of the notes were required to be converted or deferred. An additional proposal was sent to the note holders on April 19, 2005 offering a reduced conversion and warrant price as well as a 25% return of the original investment. Those exercise prices are subject to adjustment in connection with shares and warrants issued during a senior financing, as well as in the event of stock splits, stock dividends or similar events. As of June 30, 2005 over 84% of the notes have been converted or deferred. If all of the notes are converted, the Company will be required to issue a maximum of 11,575,000 additional shares. If all of the warrants are exercised, the Company will be required to issue an additional 11,575,000 shares. The additional shares, as at June 30, 2005, in the aggregate could amount to a maximum of 41.53% of the current outstanding shares of the Company.

7.     RECENT  ACCOUNTING  PRONOUNCEMENTS

     In December 31, 2004, the FASB issued SFAS No. 123 (revised 2004) "Share-based Payment" or SFAS No. 123(R). SFAS No 123(R) revises FASB Statement No. 123 "Accounting for Stock-based Compensation" and supersedes APB Opinion No. 25 and its related implementation guidance. this statement eliminates the ability to account for share-based compensation using the intrinsic value method under APB Opinion No. 25. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, known as the requisite service period, which is usually the vesting period. SFAS No. 123(R) is effective for companies filing under Regulation SB as of the beginning of the first interim or annual reporting period that begins after December 15, 2005 which for the Company, will be the first quarter of the year ending December 31, 2006. The Company anticipates adopting SFAS No. 123(R) beginning in the quarter ending March 31, 2006. Accordingly, the provisions of SFAS No. 123(R) will apply to new awards and to awards modified, repurchased or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date must be recognized as the requisite service is rendered on or after the required effective date. These new accounting rules will lead to an increase in reported loss. The adoption of SFAS No. 123(R) could have a material impact on the financial position and results of operations of the Company. The Company is still evaluating the potential impact from adopting this statement.

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

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  FINANCIAL  STATEMENTS
(Expressed  in  United  States  dollars)

JUNE  30,  2005
--------------------------------------------------------------------------------

8.     SUBSEQUENT  EVENTS

     Pursuant to a director's resolution dated July 7, 2005, the Company has made an offer to the Directors and Officers of the Company to convert all salaries due as of March 31, 2005 to purchase warrants based on the market price as of March 31, 2005 ($0.14), plus allowance be made to compensate for the cost of exercise of such warrants. The Company offered employees to convert a minimum of 50% of the outstanding salaries due as of March 31, 2005 to purchase warrants on the same basis as described above.

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

RESULTS  OF  OPERATIONS

SIX  MONTHS  ENDED  JUNE  30,  2005 COMPARED TO SIX  MONTHS ENDED JUNE 30, 2004:

For the six months ended June 30, 2005 the Company incurred a net loss of $3,334,749 compared to $2,220,015 for the six months ended June 30, 2004, an increase of $1,114,734.

Amortization is calculated on the Company's property and equipment and medical technology license. Amortization for the six months ended June 30, 2005 was $905,336 compared to $922,014 for the six months ended June 30,2004, a decrease of $16,678. Amortization has decreased due to certain property and equipment assets being fully depreciated prior to June 30, 2005.

Investor relations decreased by $218,006 for the six months ended June 30, 2005 compared to June 30, 2004. Investor relations expenses were higher in 2004 due to the fair value of securities issued to service providers and actual cash expenses paid.

Legal and Accounting expenses decreased by $143,436 for the six months ended June 30, 2005 as compared to June 30, 2004 due to reduced legal activity in the period.

Management and consulting fees increased by $884,294 for the six months ended June 30, 2005 compared to June 30, 2004 as certain officers and directors of the Company switched from being employees to consultants. Management and consultant fees include $691,520 in stock-based compensation reflecting the application of variable accounting after the re-pricing of stock options issued to consultants.

Office and miscellaneous expenses decreased for the six months ended June 30, 2005 compared to June 30, 2004.

Rent  and  occupancy  costs  decreased  by  $16,102  for  the  six  months ended
June 30, 2005 compared to June 30, 2004 as a lease on certain office space expired.

Salaries and benefits incurred decreased by $176,954 for the six months ended June 30, 2005 compared to June 30, 2004 as certain officers and directors switched from being employees to consultants effective January 1, 2005.

Research and development expenses increased by $905 for the six months ended June 30, 2005 compared to June 30, 2004.

Interest and bank charges incurred and amortized, increased by $527,641 for the six months ended June 30, 2005. The bank charges were insignificant in both periods and the increase is due to an increase in the amortization of beneficial conversion features and deemed discounts related to equity instruments issued along with promissory notes and cash financing costs. The fair value of the equity instruments issued along with promissory notes is amortized as interest expense over the term to maturity of the promissory notes.

Loss per share was $(0.11) for the six months ended June 30, 2005 compared to $(0.08) for the six months ending June 30, 2004. The increase in loss per share is primarily due to the increased loss for the period. The weighted average number of shares outstanding for the six months ended June 30, 2005 was 30,761,813 compared to 29,595,084 for the six months ended June 30, 2004.

The Company's total assets as at June 30, 2005 were $6,542,352 compared to total assets of $7,495,018 as at December 31, 2004, substantially all of which represents the carrying value of medical technology.

THREE  MONTHS  ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004:

For the quarter ended June 30, 2005 the Company incurred a loss of $1,452,556 compared to $1,075,622 for the three months ended June 30, 2004, an increase of $376,934. The increase in the loss is due to prior year decreases in salaries and benefits of $262,200 reflecting a recovery of stock based employee compensation expense from the application of variable accounting after the re-pricing of stock options issued to officers, directors and employees, an increase in interest expenses of $198,402 and lower rent and research and development costs.

Legal and accounting fees decreased from $172,486 to $33,167, which is attributable to decreased legal fees.

Management and consulting fees increased $145,583 during the three months ended June 30, 2005 as certain officers and directors began providing their services as consultants and not as employees. Management and consulting fees also include $51,769 in stock-based compensation reflecting the application of variable accounting after the re-pricing of stock options issued to consultants.

Interest and bank charges increased from $460,624 during the three months ended June 30, 2004 to $659,026, which is attributable to an increase in the amortization of beneficial conversion features and deemed discounts related to equity instruments issued along with promissory notes and cash financing costs.

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

The Company accounts for stock-based compensation associated with the repricing of employee stock options in accordance with the provisions of FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"). For accounting purposes, the repricing of existing stock options requires variable accounting for the new options granted from the date of modification. Variable accounting requires that the intrinsic value, being the excess of the current market price at the end of each reporting period in excess of the exercise price of the repriced options is expensed as non-cash stock-based compensation expense, until such time as the repriced options are exercised, expire or are otherwise forfeited. Any increase in the intrinsic value of the repriced options will decrease reported earnings, and any subsequent decreases in value will increase reported earnings.

OFF  BALANCE  SHEET  ARRANGEMENTS

The Company has no off balance sheet financing arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, that is material to investors.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company does not have revenue from operations. As of June 30, 2005, the Company had cash on hand of $154,669. Cash on hand is not sufficient to meet current requirements, and the Company will be unable to continue operations in the absence of completion of financing transactions in the near future.

During the six months ended June 30, 2005, the Company realized $358,000 from financing activities as compared to $2,184,266 during the corresponding period in 2004. The amount realized in 2004 was received from the issuance of short term convertible promissory notes and associated Warrants. The Notes are due on April 19, 2005, and unless converted, or the Warrants are exercised, the Company will not have sufficient resources to pay such note indebtedness. As of August 11, 2005, noteholders holding notes in the amount of $1,965,000 have agreed to convert their notes to equity.

During the six months ended June 30, 2005 the Company incurred a net loss of $3,334,749 which, after items not affecting cash and changes in operating assets and liabilities, resulted in a negative cash flow from operating activities of $204,512 as compared to a negative $1,213,413 during the corresponding period in the prior year. The change in cash flows was due to a large part of the 2005 loss from operations having been non-cash charges on the amortization of the deemed discount on promissory notes ($1,046,739) and on stock compensation ($696,561), and an increase in accounts payable and accrued liabilities during 2005 ($483,296) as compared to a net reduction of accounts payable and accrued liabilities in 2004 of $322,096.

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
=========================================================================================================

The Company is in arrears on two of its promissory notes totaling $70,000. The lender of a $20,000 note has not demanded repayment. The lender of a $50,000 note has demanded repayment with terms of receiving half of the amount owing upon completion of an initial private placement and the remainder upon completion of a secondary financing. If the Company is not able to make required payments on outstanding promissory notes and lenders demand payment, the Company may be required to reduce or cease operations or liquidate certain assets.

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

PART  II

ITEM  1.    LEGAL  PROCEEDINGS

The Company has no pending litigation currently and management is not aware of any threatened litigations. Certain claims have been settled in 2004 and have been previously reported in the Company's 10-KSB annual report filed on June 15, 2005 and its 10-QSB quarterly report filed on July 8, 2005.

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

The Company was required to pay a $10,000 penalty for each cash installment defaulted on. As security for the performance of these obligations, a Consent to Judgement in the amount of $300,000 against both Genesis Bioventures and Greg McCartney personally was provided to counsel to be filed with the court in case of the failure to deliver either the 400,000 free-trading shares or to make all of the payments and any penalties owing.

On July 12, 2005 a lump sum of $175,000 was paid to, and accepted by, the former president as full settlement of the litigation. The parties are subsequently bound by the terms of a Mutual Release. The amount of $175,000 for the settlement was provided to the Company on a short-term loan basis and is required to be paid back from the Stage 1 financing.

ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

The  Company  has not held an Annual Meeting of Stockholders since October 2001.
The Company is committed to holding an Annual Meeting of Stockholders before December 31, 2005.

ITEM  5.    OTHER  INFORMATION

In March 2004, the Company sold $2,315,000 of certain convertible notes to a group of 76 accredited investors in a private placement previously reported in the Company's 10-QSB quarterly report filed on July 8, 2005.

As of August 11, 2005 over 84% of the notes have been converted or deferred. The remaining notes totaling $350,000 are now owing and will be repaid upon completion of the Stage 1 financing.

If all of the Notes are converted, the Company will be required to issue a maximum of 11,575,000 additional shares. If all of the Warrants are exercised, the Company will be required to issue an additional 1,157,500 shares. The additional shares, as at June 23, 2005, in the aggregate could amount to a maximum of 41.53% of the currently outstanding Shares of the Company.

The Company is in the process of signing a placement agent agreement and term sheet with an investment banker to raise interim funds as well as a future larger financing.

On July 20, 2005 the Company received a written notice (the "Notice") from the American Stock Exchange (the "Amex" or "Exchange") indicating that GBI was not in compliance with certain subsections of Sections 121, 704, 804, and 1003 of the Company Guide. The Notice is not a notice of delisting from the Amex or a notice by Amex to initiate delisting proceedings.

GBI has not been able to sustain the Exchange's continued listing standards largely as a result of the abandoned proposed merger with Corgenix Medical
Corporation in January 2005. The proposed merger would have altered the structure of management, the Board of Directors and other independent committees, as well as provided funding to the Company. Management is currently in the process of securing a bridge financing that will allow the Company to continue operations until a larger private placement can be completed and the items in the Notice can be addressed. GBI is working closely with the Exchange to regain compliance as quickly as possible. The Company filed an 8-K with the Securities and Exchange Commission in this regard on July 27, 2005 which is incorporated by reference herein.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits

31.1 Certification by E. Greg McCartney, President and Chief Executive Officer of Genesis Bioventures, Inc.

31.2 Certification by T.J. Lou McKinney, Chief Financial Officer of Genesis Bioventures, Inc.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports  on  Form  8-K


1. Current report on Form 8-K, dated July 27, 2005 and filed on the same day regarding receipt of written notice from the American Stock Exchange informing the Company that it was not in compliance with certain subsections of Sections 121, 704, 804, and 1003 of the Company Guide.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

                               GENESIS  BIOVENTURES,  INC


                               By:    /s/  E.  Greg  McCartney
                                      ------------------------
August  15,  2005                     Name:   E.  Greg  McCartney
                                      Chairman,  President  and  Chief
                                      Executive  Officer


                               By:    /s/  T.J.  Louis  McKinney
                                      --------------------------
August  15,  2005                     Name:   T.J.  Louis  McKinney
                                      Chief  Financial  Officer