Form 10QSB
period 2005-09-30
GENESIS BIOVENTURES INC
filed 2005-11-18
CIK 1084966

UNITED  STATES
                      SECURITIES  AND  EXCHANGE  COMMISSION
                            WASHINGTON,  D.C.  20549

                                   FORM  10QSB

[X]     QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT  OF  1934

For  the  quarterly  period  ended  September  30,  2005
                                    --------------------

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

           CLASS                    OUTSTANDING  AT  November 7, 2005

Common  Stock,  par  value  $0.0001                 30,660,156

TABLE  OF  CONTENTS

                                                                            Page

PART  I  -  FINANCIAL  INFORMATION
  Item  1  Financial  Statements                                               3
  Item  2  Management's  Discussion and Analysis                              22
  Item  3  Controls  and Procedures                                           26

PART  II  -  OTHER  INFORMATION
  Item  1  Legal  Proceedings                                                 26
  Item  4  Submission  of Matters to a Vote of Security Holders               26
  Item  5  Other  Information                                                 27
  Item  6  Exhibits  and Reports on Form 8-K                                  27

SIGNATURES                                                                    28

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

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)

CONSOLIDATED  BALANCE  SHEETS
(Unaudited)
(Expressed  in  United  States  dollars)


                                                                           SEPTEMBER 30,    DECEMBER 31,
AS AT                                                                          2005             2004
------------------------------------------------------------------------  ---------------  --------------
ASSETS
Current assets:
  Cash and cash equivalents                                               $        4,530   $       1,181
  Accounts and other receivables                                                   4,263           4,289
------------------------------------------------------------------------  ---------------  --------------
Total current assets                                                               8,793           5,470

Loan receivable                                                                  200,000         200,000
Property and equipment                                                             4,397           5,739
Medical technology licenses, net                                               5,725,305       7,081,296
Deferred financial costs                                                               -         202,513
------------------------------------------------------------------------  ---------------  --------------
Total assets                                                              $    5,938,495   $   7,495,018
========================================================================  ===============  ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                                $    1,733,976   $   1,514,480
  Accounts payable and accrued liabilities, related parties                    1,146,001         875,572
  Promissory notes payable (Note 5)                                            2,811,647       1,684,421
  Promissory notes payable, related parties (Note 5)                             854,000         700,000
------------------------------------------------------------------------  ---------------  --------------
Total current liabilities                                                      6,545,624       4,774,473
------------------------------------------------------------------------  ---------------  --------------

STOCKHOLDERS' EQUITY:
Common stock, $.0001 par value:
  Authorized 100,000,000 shares;
  Issued: September 30, 2005 30,660,156 (December 31, 2004 - 31,060,156)           3,066           3,106
Preferred stock, $.0001 par value.
  Authorized 100,000,000 shares;
  Issued: September 30, 2005 63,562 (December 31, 2004 - 63,562)                       6               6
Additional paid-in capital                                                    43,712,742      43,111,991
Common share subscriptions                                                       250,000          19,000
Deficit accumulated during the development stage                             (44,572,943)    (40,413,558)
------------------------------------------------------------------------  ---------------  --------------
Total stockholders' equity                                                      (607,129)      2,720,545
------------------------------------------------------------------------  ---------------  --------------
Total liabilities and stockholders' equity                                $    5,938,495   $   7,495,018
========================================================================  ===============  ==============

GOING CONCERN (Note 1)
COMMITMENTS AND CONTINGENCIES (Notes 4)
PROPOSED BUSINESS ACQUISITION (Note 4(a))


APPROVED  BY  THE  DIRECTORS:

/s/ E.G. McCartney, Director
------------------

/s/ L.J. Pasemko, Director
----------------

See  accompanying  notes  to  consolidated  financial  statements.

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)

CONSOLIDATED  STATEMENTS  OF  OPERATIONS
(Unaudited)
(Expressed  in  United  States  dollars)

                                                                                                     Period  from
                                                                                                     September 19,
                                               Three  months  ended        Nine  months  ended           1994
                                                  September  30,              September  30,        (inception) to
                                            --------------------------  --------------------------   September 30,
                                                2005          2004          2005          2004           2005
------------------------------------------  ------------  ------------  ------------  ------------  --------------
Expenses:
  Amortization                              $   451,997   $   479,797   $ 1,357,333   $ 1,401,811   $  7,222,244
  Loss on foreign exchange                        2,494         1,564         4,130        13,529        177,859
  Investor relations:
    Stock-based compensation                          -        21,681             -       239,702      1,449,181
    Incurred                                         61         2,207         2,192         4,323        985,277
  Legal and accounting                            4,306        51,105        59,438       249,673      2,400,011
  Listing and share transfer fees                 4,557         9,222         8,636        53,635        493,654
  Management and consulting fees:
    Stock-based compensation                    (23,850)       44,594       667,670        44,594      5,489,332
    Incurred                                    222,817             -       415,591             -      2,420,105
  Office and miscellaneous                          998         7,818         9,513        29,282        522,398
  Rent and occupancy costs                       13,040        13,843        39,008        55,913        689,822
  Salaries and benefits:
    Stock-based compensation                          -             -             -      (335,700)       134,850
    Incurred                                    (56,445)      110,244        (1,679)      341,964      1,697,910
  Telephone                                       3,696         4,252        11,745        12,082        150,748
  Travel and promotion                           11,511        14,268        26,357        47,147      1,205,315
In-process research and development                   -             -             -             -        750,000
  Research and development                       87,166        77,015       258,090       247,034      1,504,937
  Royalty fees                                        -             -             -             -        105,291
------------------------------------------  ------------  ------------  ------------  ------------  --------------
                                                722,348       837,610     2,858,024     2,404,989     27,398,934
------------------------------------------  ------------  ------------  ------------  ------------  --------------

Loss before other expense                      (722,348)     (837,610)   (2,858,024)   (2,404,989)   (27,398,934)
Other income (expense):
  Other income                                        -             -         5,608        19,536        163,928
  Interest  income                                    -             -             -             -         80,419
  Interest  and bank charges:
    Incurred                                   (102,288)      (78,893)     (260,230)     (223,287)    (1,572,501)
    Amortization of deemed discount                   -      (396,059)   (1,046,739)     (928,705)    (4,902,511)
  Equity in loss of investments:
    Prion Developmental Laboratories, Inc.            -             -             -             -     (2,436,553)
      Biotherapies Incorporated                       -             -             -             -     (5,437,610)
      Biomedical Diagnostics, LLC                     -             -             -             -     (3,357,253)
  Gain (loss) on debt settlements                     -         4,401             -          (467)       624,803
------------------------------------------  ------------  ------------  ------------  ------------  --------------
Loss for the period                         $  (824,636)  $(1,308,161)  $(4,159,385)  $(3,537,912)  $(44,236,212)
==========================================  ============  ============  ============  ============  ==============
Loss per common share, basic and diluted    $     (0.03)  $     (0.04)  $     (0.14)  $     (0.12)  $          -
==========================================  ============  ============  ============  ============  ==============
Weighted average number of common shares
outstanding, basic and diluted               30,660,156    29,893,903    30,722,555    29,699,220              -
==========================================  ============  ============  ============  ============  ==============

See  accompanying  notes  to  consolidated  financial  statements.

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)

CONSOLIDATED  STATEMENTS  OF  STOCKHOLDERS'  EQUITY
(Unaudited)
(Expressed  in  United  States  dollars)

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

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)

Consolidated  Statements  of  Stockholders'  Equity  (Continued)
(Unaudited)
(Expressed  in  United  States  dollars)

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

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)

Consolidated  Statements  of  Stockholders'  Equity  (Continued)
(Unaudited)
(Expressed  in  United  States  dollars)

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

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)

Consolidated  Statements  of  Stockholders'  Equity  (Continued)
(Unaudited)
(Expressed  in  United  States  dollars)

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

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)

Consolidated  Statements  of  Stockholders'  Equity  (Continued)
(Unaudited)
(Expressed  in  United  States  dollars)

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

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)

Consolidated  Statements  of  Stockholders'  Equity  (Continued)
(Unaudited)
(Expressed  in  United  States  dollars)

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

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)

Consolidated  Statements  of  Stockholders'  Equity  (Continued)
(Unaudited)
(Expressed  in  United  States  dollars)

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

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)

Consolidated  Statements  of  Stockholders'  Equity  (Continued)
(Unaudited)
(Expressed  in  United  States  dollars)

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

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)

Consolidated  Statements  of  Stockholders'  Equity  (Continued)
(Unaudited)
(Expressed  in  United  States  dollars)

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

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)

Consolidated  Statements  of  Stockholders'  Equity  (Continued)
(Unaudited)
(Expressed  in  United  States  dollars)

                                                                                                             Deficit
                         Common  shares            Common  share           Preferred  shares               accumulated     Total
                   -------------------------       subscriptions      -----------------------  Additional    during        stock-
                     Number                     --------------------     Number                 paid-in    development    holders'
                    of shares      Amount       Number      Amount     of shares     Amount     capital       stage        equity
-----------------------------------------------------------------------------------------------------------------------------------
                                     $                        $                        $           $            $            $
Common stock issued
 to settle accrued
 liabilities
 returned to
 treasury . . . . .      (400,000)      (40)            -          -            -                   (71,960)          -    (72,000)
Fair value of
 warrants issued
 to  promissory
 note  holders. . .             -         -             -          -            -            -        5,041           -      5,041
Fair value of
 warrants issued
 for bonuses and
 forgiveness of
 salaries . . . . .             -         -             -          -            -            -      639,751           -    639,751
Fair value of
 stock options
 issued to
 consultants. . . .             -         -             -          -            -            -        4,069           -      4,069
Fair value of
 amendments to
 options
 previously issued
 for services . . .             -         -              -         -            -            -       23,850           -     23,850
Net common stock
 reversals and
 subscriptions. . .             -         -    2,400,000     231,000            -            -            -           -    231,000
Loss for the period             -         -            -           -            -            -            -  (4,159,385)(4,159,385)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, September
30, 2005 (unaudited)   30,660,156 $   3,066    2,500,000   $ 250,000       63,562  $         6  $43,712,742 $(44,572,943)$(607,129)
===================================================================================================================================

See  accompanying  notes  to  consolidated  financial  statements.

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)

CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(Unaudited)
(Expressed  in  United  States  dollars)

                                                                                                          Period  from
                                                                                                         September  19,
                                                                                 Nine  months  ended         1994
                                                                                    September  30,       (inception) to
                                                                             --------------------------  September  30,
                                                                                 2005          2004          2005
---------------------------------------------------------------------------  ------------  ------------  --------------
Cash flows from operating activities:
  Loss for the period                                                        $(4,159,385)  $(3,536,978)  $(44,218,208)
  Items not affecting cash:
    Amortization                                                               1,357,333     1,401,811      7,222,244
    Deemed discount amortization on promissory notes                           1,046,739       928,705      5,092,844
    Equity in loss on investment of Biomedical Diagnostics LLC                         -             -      3,357,253
    Equity in loss on investment of Biotherapies, Inc.                                 -             -      5,437,610
    Equity in loss on investment of Prion Developmental Laboratories, Inc.             -             -      2,436,553
    In-process research and development                                                -             -        750,000
    Stock compensation                                                           672,711       (51,404)     5,852,347
    Stock appreciation rights plan                                                     -             -         29,230
    Loss (gain) on debt settlement                                                     -          (467)      (642,803)
    Changes in operating assets and liabilities:
      Accounts and other receivables                                                  26         1,862         (4,809)
      Prepaid expenses                                                                 -         2,900        103,866
      Accounts payable and accrued liabilities                                   552,925      (115,106)     6,250,597
---------------------------------------------------------------------------  ------------  ------------  --------------
  Net cash used in operating activities                                         (529,651)   (1,368,677)    (8,333,276)
---------------------------------------------------------------------------  ------------  ------------  --------------

Cash flows from investing activities:
  Capital expenditures on property and equipment                                       -       (23,003)      (146,616)
  Loan receivable                                                                      -      (500,000)      (200,000)
  Increase in deferred financing costs                                                 -      (379,088)             -
  Purchase of shares and bonds of Biotherapies, Inc.                                   -             -     (2,643,976)
  Investment in Prion Developmental Laboratories, Inc.                                 -             -     (2,436,553)
  Acquisition of Biomedical Diagnostics, LLC, net of cash acquired                     -             -     (2,696,756)
  Cash acquired on consolidation                                                       -             -          8,617
  Investment in Biomedical Diagnostics, LLC                                            -             -     (3,000,000)
  Investment in I.D. Certify, Inc.                                                     -             -       (800,160)
  Increase in deferred financing costs                                                 -             -       (379,008)
  Purchase of short-term investments                                                   -             -       (441,511)
  Redemption of short-term investments                                                 -        20,592        441,511
  Deposit on future acquisitions                                                       -             -        (50,000)
---------------------------------------------------------------------------  ------------  ------------  --------------
  Net cash used in investing activities                                                -      (881,499)   (12,344,452)
---------------------------------------------------------------------------  ------------  ------------  --------------

Cash flows from financing activities:
  Exercise of share purchase warrants                                                  -             -         63,000
  Exercise of stock options                                                            -             -        385,803
  Issuance of promissory notes                                                   283,000     2,315,000      8,462,428
  Repayment of promissory notes                                                        -      (142,181)      (751,681)
  Common stock issued for cash                                                         -        10,000      6,279,047
  Common stock subscriptions                                                     250,000        75,000        677,750
  Preferred stock issued for cash                                                      -             -      5,565,911
---------------------------------------------------------------------------  ------------  ------------  --------------
  Net cash provided by financing activities                                      533,000     2,257,819     20,682,258
---------------------------------------------------------------------------  ------------  ------------  --------------
Net increase in cash and cash equivalents                                          3,349         7,643          4,530
Cash and cash equivalents, beginning of period                                     1,181         9,070              -
---------------------------------------------------------------------------  ------------  ------------  --------------
Cash and cash equivalents, end of period                                     $     4,530   $    16,713   $      4,530
===========================================================================  ============  ============  ==============

See  accompanying  notes  to  consolidated  financial  statements.

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)

CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(Unaudited)
(Expressed  in  United  States  dollars)

                                                                                                          Period  from
                                                                                                         September  19,
                                                                                 Nine  months  ended         1994
                                                                                    September  30,       (inception) to
                                                                             --------------------------  September  30,
                                                                                 2005          2004          2005
---------------------------------------------------------------------------  ------------  ------------  --------------
SUPPLEMENTAL DISCLOSURE:
Cash paid for:
    Income taxes                                                             $         -   $         -   $          -
    Interest                                                                 $         -   $    22,545   $    310,630

NON-CASH FINANCING AND INVESTING ACTIVITIES:
  Common stock issued to settle or upon conversion of
   promissory notes payable and amounts payable and
   accrued liabilities                                                       $    72,000   $   316,371   $  8,907,497
  Common stock issued for shares of Biotherapies, Inc.
   and patents                                                               $         -   $         -   $  4,570,700
  Discounts and beneficial conversion feature on
  promissory notes                                                           $         -   $ 1,479,981   $  3,966,114
  Deemed dividends on preferred shares                                       $         -   $         -   $    354,735
  Common stock issued on conversion of preferred shares                      $         -   $         -   $        194
  Contribution to Biomedical Diagnostics, LLC of rights
   acquired                                                                  $         -   $         -   $  2,680,860
  Issuance of common stock on acquisition                                    $         -   $         -   $  1,680,000
  Shares issued as consideration for acquisition of 50%
   interest in LLC                                                           $         -   $         -   $  4,719,336
  Subscription receivable for issued common shares                           $         -   $         -   $     34,000
  Common stock issued for fixed asset                                        $         -   $         -   $    111,189
  Extinguishment of stock appreciation rights plan                           $         -   $         -   $    632,066
  Conversion of trade payables to promissory notes                           $         -   $         -   $     60,000
  Forgiveness of salaries                                                    $         -   $         -   $    489,905
  Fair value of warrants issued as commission on
   convertible notes                                                         $         -   $   480,470   $    485,511
  Issuance of common stock and warrants for share
   financing services                                                        $         -   $       551   $    464,043
  Fair value of warrants issued for bonuses and
   forgiveness of salaries                                                   $   639,751   $         -   $    639,751
===========================================================================  ============  ============  ==============

See  accompanying  notes  to  consolidated  financial  statements.

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  FINANCIAL  STATEMENTS
(Expressed  in  United  States  dollars)

PERIOD  ENDED  SEPTEMBER  30,  2005
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

     The Company's future operations are dependent upon the Company's ability to remain compliant with its medical technology license agreement with the University of Michigan, obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from its investments. Furthermore, the Company's equity investments may require additional funding from the Company to continue research and development and other operating activities. As of September 30, 2005, the Company is considered to be in the development stage as the Company has not generated revenues, and has experienced negative cash flow from operations and is not in compliance with the repayment terms of certain promissory note obligations. The Company had a working capital deficiency of $6,536,831 as at September 30, 2005. The Company does not have sufficient working capital to sustain operations until the end of the year and is in immediate need of cash financing. The Company is currently looking to secure additional funds through future debt or equity financings. Such financings may be not available or may not be available on reasonable terms. If the Company is unable to obtain required financing, it may have to reduce or cease operations or liquidate certain assets.

2.     BASIS  OF  PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions for Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for a complete set of annual financial statements. The Company believes that its disclosures are adequate so that the information presented is not misleading. These condensed financial statements should be read with the annual audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB and other reports filed with the SEC. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of results of the financial position and the operations have been included in the consolidated financial statements. Results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for any other quarter or for the fiscal year ended .

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

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  FINANCIAL  STATEMENTS
(Expressed  in  United  States  dollars)

PERIOD  ENDED  SEPTEMBER  30,  2005
--------------------------------------------------------------------------------

                                                                              11
3.     STOCK-BASED  COMPENSATION

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

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  FINANCIAL  STATEMENTS
(Expressed  in  United  States  dollars)

PERIOD  ENDED  SEPTEMBER  30,  2005
--------------------------------------------------------------------------------

4.     COMMITMENTS  AND  CONTINGENCIES,  continued

(c)     Operating  lease

     The Company leases office equipment and facilities in British Columbia under operating lease agreements that expire in 2007. Minimum lease payments under these operating leases are approximately as follows:

Year  ending  December  31,
2005                           $     2,283
2006                           $     2,283
2007                           $     1,903
2008                           $         -
==========================================

5.     PROMISSORY  NOTES  PAYABLE

                                                             2005        2004
--------------------------------------------------------  ----------  -----------
Shareholders and directors:
  July 3 and October 3 and 30, 2001                       $  700,000  $  700,000
  May 2005                                                   154,000           -
Payable to private investors:
  Issued:
    August through October 2001                              143,647     143,647
    April through October 2002                                70,000      70,000
    September 2004                                         2,315,000   2,315,000
    February 2005                                              8,000           -
    April 2005                                               100,000           -
    July 2005                                                175,000           -
    Less:  Unamortized discount relating to warrants and
    beneficial conversion feature                                  -    (844,226)
--------------------------------------------------------  ----------  -----------
                                                          $3,665,647  $2,384,421
========================================================  ==========  ===========

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

     The registration statement was not effective by April 30, 2004 and as a result, a warrant exercise price reset occurred. As at September 30, 2005, the warrant price is $0.20 per share. This exercise price is subject to adjustment in connection with warrants issued during the Takeout Financing, as well as in the event of stock splits, stock dividends or similar events.

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  FINANCIAL  STATEMENTS
(Expressed  in  United  States  dollars)

PERIOD  ENDED  SEPTEMBER  30,  2005
--------------------------------------------------------------------------------

5.     PROMISSORY  NOTES  PAYABLE,  continued

     The proceeds of the financing allocated to the estimated fair value of the conversions feature of $967,880 and the fair value of warrants issued of $512,101 have been recorded as an addition to additional paid-in capital and as a reduction in the carrying amount of the debt. The cumulative discount to the carrying value of the debt of $1,479,981 is being accredited to its redemption value over the term to maturity through charges to non-cash interest expense. The placement agent received five year warrants to purchase that number of common shares equal to 15% of the underlying warrants sold in the financing. These warrants to the placement agent have been recorded as non-cash financing costs. Cash financing costs of $379,088 and non-cash financing costs of $397,405 have been recorded as deferred financing costs and are being amortized over the term to maturity of the debt. Amortization expense during the nine months ended September 30, 2005 was $1,046,739 (2004 - $928,705).

     The Company is in arrears on two of its promissory notes totaling $70,000. The lender of a $20,000 note has not demanded repayment. The lender of a $50,000 note has demanded repayment with terms of receiving half of the amount owing upon completion of an initial private placement and the remainder upon completion of a secondary financing. The interest expense for the nine months ended September 30, 2005 for related promissory notes of the officers and the directors was $61,986.

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

     During the quarter ended June 30, 2005, the Company entered into a private placement offering to issue 2,500,000 common shares at a price of $0.10 per unit. The gross proceeds of $250,000 were received prior to the end of the quarter but the shares have not yet been issued.

     On March 9, 2005, the Company requested the Note holders of the March 2004 private placement to convert or defer their notes for one year as a condition to a pending financing whereby a minimum of 80% of the notes were required to be converted or deferred. On April 19, 2005 an additional proposal was sent to the note holders offering a reduced conversion and warrant price as well as a 25% return of these original investment. Those exercise prices are subject to adjustment in connection with shares and warrants issued during a senior financing, as well as in the event of stock splits, stock dividends or similar events. As of September 30, 2005 over 84% of the notes have been converted or deferred. If all of the notes are converted, the Company will be required to issue a maximum of 11,575,000 additional shares. If all of the warrants are exercised, the Company will be required to issue an additional 11,575,000 shares. The additional shares, as at September 30, 2005, in the aggregate could amount to a maximum of 41.53% of the current outstanding shares of the Company.

GENESIS  BIOVENTURES,  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  FINANCIAL  STATEMENTS
(Expressed  in  United  States  dollars)

PERIOD  ENDED  SEPTEMBER  30,  2005
--------------------------------------------------------------------------------

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

8.     SUBSEQUENT  EVENTS

     Pursuant to a directors' resolution dated October 20, 2005, the Company has made an offer to the Directors and Officers of the Company to convert all salaries due as of September 30, 2005, to purchase warrants at a price of $0.20, plus allowance be made to compensate for the cost of exercise of such warrants. The Company offered employees to convert a minimum of 50% of the outstanding salaries due as of September 30, 2005, to purchase warrants on the same basis as described above. The majority of the Directors, Officers and employees have accepted the Company's offer.

     Pursuant to directors' resolutions dated January 11, 2005, May 20, 2005, July 13, 2005, and October 12, 2005, on November 14, 2005 the Company issued common shares in lieu of cash to cover interest on the September 2004, promissory notes (Note 5) for the period October 1, 2004 to September 30, 2005. The total number of shares issued is 1,624,876.

     Pursuant to a directors' resolution dated September 6, 2005, on November 14, 2005 the Company issued 300,000 common shares to a company controlled by a director and officer of the Company to settle debt of $42,000.

     Pursuant to a directors' resolution dated October 5, 2005, on November 14, 2005 the Company issued 1,074,259 common shares to two directors on the conversion of convertible promissory notes with a face value of $154,000 plus accrued interest.

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

RESULTS  OF  OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004:

For the nine months ended September 30, 2005 the Company incurred a net loss of $4,159,385 compared to $3,537,912 for the nine months ended September 30, 2004, an increase of $621,473.

Amortization is calculated on the Company's property and equipment and medical technology license. Amortization for the nine months ended September 30, 2005 was $1,357,333 compared to $1,401,811 for the nine months ended September 30,2004, a decrease of $44,478. Amortization has decreased due to certain property and equipment assets being fully depreciated prior to September 30, 2005.

Investor relations decreased by $241,833 for the nine months ended September 30, 2005 compared to September 30, 2004. Investor relations expenses were higher in 2004 due to the fair value of securities issued to service providers and actual cash expenses paid.

Legal and Accounting expenses decreased by $190,235 for the nine months ended September 30, 2005 as compared to September 30, 2004 due to reduced legal activity in the period.

Management and consulting fees increased by $1,038,667 for the nine months ended September 30, 2005 compared to September 30, 2004 as certain officers and directors of the Company switched from being employees to consultants. Management and consultant fees include $667,670 in stock-based compensation reflecting the application of variable accounting after the re-pricing of stock options issued to consultants.

Office and miscellaneous expenses decreased by $19,769 for the nine months ended September 30, 2005 compared to September 30, 2004.

Rent and occupancy costs decreased by $16,905 for the nine months ended September 30, 2005 compared to September 30, 2004 as a lease on certain office space expired.

Salaries and benefits incurred decreased by $7,943 for the nine months ended September 30, 2005 compared to September 30, 2004 as certain officers and directors switched from being employees to consultants effective January 1, 2005.

Research and development expenses increased by $11,056 for the nine months ended September 30, 2005 compared to September 30, 2004.

Interest and bank charges incurred and amortized, increased by $154,977 for the nine months ended September 30, 2005. The bank charges were insignificant in both periods and the increase is due to an increase in the amortization of beneficial conversion features and deemed discounts related to equity instruments issued along with promissory notes and cash financing costs. The fair value of the equity instruments issued along with promissory notes is amortized as interest expense over the term to maturity of the promissory notes.

Loss per share was $(0.14) for the nine months ended September 30, 2005 compared to $(0.12) for the nine months ending September 30, 2004. The increase in loss per share is primarily due to the increased loss for the period. The weighted average number of shares outstanding for the nine months ended September 30, 2005 was 30,722,555 compared to 29,699,220 for the nine months ended September 30, 2004.

The Company's total assets as at September 30, 2005 were $5,938,495 compared to total assets of $7,495,018 as at December 31, 2004, substantially all of which represents the carrying value of medical technology.

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004:

For the quarter ended September 30, 2005 the Company incurred a loss of $824,636 compared to $1,308,161 for the three months ended September 30, 2004, a decrease of $483,525. The decrease in the loss is due to a reduction in interest and bank charges as the deemed discounts and beneficial conversion features related to equity investments and promissory notes have been fully amortized; a reduction in spending on investor relations of $23,827 and a decrease in legal and accounting fees.

Legal and accounting fees decreased from $51,105 to $4,306, which is attributable to decreased legal fees.

Management and consulting fees increased $154,373 during the three months ended September 30, 2005 as certain officers and directors began providing their services as consultants. Management and consulting fees also include a recovery of $23,850 in stock-based compensation reflecting the application of variable accounting after the re-pricing in the previous quarter of stock options issued to consultants.

Interest and bank charges decreased from $474,952 during the three months ended September 30, 2004 to $102,288, which is attributable to the beneficial conversion features and deemed discounts related to equity instruments issued along with promissory notes and cash financing costs being fully amortized in the previous quarter.

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


LIQUIDITY  AND  CAPITAL  RESOURCES

The Company does not have revenue from operations. As of September 30, 2005, the Company had cash on hand of $4,530. Cash on hand is not sufficient to meet current requirements, and the Company will be unable to continue operations in the absence of completion of financing transactions in the near future.

During the nine months ended September 30, 2005, the Company realized $533,000 from financing activities as compared to $2,257,819 during the corresponding period in 2004. The amount realized in 2004 was received from the issuance of short term convertible promissory notes and associated Warrants. The Notes were due on April 19, 2005, and unless converted, or the Warrants are exercised, the Company will not have sufficient resources to pay such note indebtedness. As of November 7, 2005, noteholders holding notes in the amount of $1,965,000 have agreed to convert their notes to equity.

During the nine months ended September 30, 2005 the Company incurred a net loss of $4,159,385 which, after items not affecting cash and changes in operating assets and liabilities, resulted in a negative cash flow from operating activities of $529,651 as compared to a negative $1,368,677 during the corresponding period in the prior year. The change in cash flows was due to a large part of the 2005 loss from operations having been non-cash charges on the amortization of the deemed discount on promissory notes ($1,046,739) and on stock compensation ($672,711), and an increase in accounts payable and accrued liabilities during 2005 ($552,925) as compared to a net reduction of accounts payable and accrued liabilities in 2004 of $115,106.

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

PART  II

ITEM  1.    LEGAL  PROCEEDINGS

The Company has no pending litigation currently and management is not aware of any threatened litigations. Certain claims have been settled in 2004 and have been previously reported in the Company's 10-KSB annual report filed on June 15, 2005 and its 10-QSB quarterly reports filed on July 8, 2005 and August 15, 2005.

ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

The Company has not held an Annual Meeting of Stockholders since October 2001. The Company is planning to hold an Annual Meeting of Stockholders during Q1 2006 once further restructuring and reorganization has been completed.

ITEM  5.    OTHER  INFORMATION

In March 2004, the Company sold $2,315,000 of certain convertible notes to a group of 76 accredited investors in a private placement previously reported in the Company's 10-QSB quarterly report filed on July 8, 2005.

As of September 30, 2005 over 84% of the notes have been converted or deferred. The remaining notes totaling $350,000 are now owing and will be repaid upon completion of the Stage 1 financing.

If all of the Notes are converted, the Company will be required to issue a maximum of 11,575,000 additional shares. If all of the Warrants are exercised, the Company will be required to issue an additional 1,157,500 shares. The additional shares, as at November 7, 2005, in the aggregate could amount to a maximum of 41.53% of the currently outstanding Shares of the Company.

The Company has signed a placement agent agreement and term sheet with an investment banker to raise interim funds as well as a future larger financing.

As previously reported in the Company's 10-QSB quarterly report filed on August 15, 2005 and its Form 8-K filings on October 3, 2005 and October 17, 2005, the Company received notice from the American Stock Exchange (the "Exchange") indicating that GBI was not in compliance with certain subsections of the Company Guide. The Exchange determined to proceed with the filing of an application with the Securities and Exchange Commission to revoke the Company's common stock from listing and registration on the Exchange. As part of a corporate reorganization and restructuring, the Company is now trading on the OTC Bulletin Board under the symbol OTCBB:GBIW.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits

31.1 Certification by E. Greg McCartney, President and Chief Executive Officer of Genesis Bioventures, Inc.

31.2 Certification by T.J. Lou McKinney, Chief Financial Officer of Genesis Bioventures, Inc.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant To Section 906 of the Sarbanes-Oxley Act of 2002


(b)  Reports  on  Form  8-K

1. Current report on Form 8-K, dated August 17, 2005 and filed on the same day regarding the granting of an extension from the American Stock Exchange for the submission of a plan to regain compliance with the continued listing standards.

2. Current report on Form 8-K, dated October 3, 2005 and filed on the same day regarding receipt of notification from the American Stock Exchange of its application to revoke the Company's common stock from listing and registration on the Exchange.

3. Current report on Form 8-K, dated October 17, 2005 and filed on the same day regarding transfer of the Company listing and registration from the American Stock Exchange to the Over the Counter Bulletin Board.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

                               GENESIS  BIOVENTURES,  INC


                               By:    /s/  E.  Greg  McCartney
                                      ------------------------
November  18,  2005                   Name:   E.  Greg  McCartney
                                      Chairman,  President  and  Chief
                                      Executive  Officer


                               By:    /s/  T.J.  Louis  McKinney
                                      --------------------------
November  18,  2005                   Name:   T.J.  Louis  McKinney
                                      Chief  Financial  Officer