Form 10KSB
period 2005-12-31
GENESIS BIOVENTURES INC
filed 2006-04-18
CIK 1084966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-30252

GENESIS BIOVENTURES, INC.

(Name of small business issuer in its charter)

New York	98-0225226
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#1A – 3033 King George Highway
Surrey, BC, Canada	V4P 1B8
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (604) 542-0820

Copies of Communications to:

Stoecklein Law Group

402 West Broadway, Suite 400

San Diego, CA 92101

(619) 595-4882

Fax (619) 595-4883

Securities registered pursuant to Section 12(b) of the Exchange Act: Common stock, $0.0001

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The issuer's revenues for its most recent fiscal year ended December 31, 2005. $-0-.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price, as of April 17, 2006 was $6,993,015 based on a share value of $0.27.

The number of shares of Common Stock, $0.0001 par value, outstanding on March 28, 2006 was 53,335,647 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

GENESIS BIOVENTURES, INC.

FOR THE YEAR ENDED

DECEMBER 31, 2005

Index to Report

on Form 10-KSB

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	our current lack of working capital;
•	our ability to efficiently finalize our corporate restructuring;
•	increases in interest rates or our cost of borrowing or a default under any material debt agreements;
•	our ability to commence generating revenues;
•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
•	inability to efficiently manage our operations;
•	our ability to raise adequate debt or equity financing;
•	inability to achieve future sales levels or other operating results;
•	the unavailability of funds for capital expenditures; and
•	operational inefficiencies in distribution or other systems.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Plan of Operation” in this document.

In this form 10-KSB references to “GBI”, “the Company”, “we,” “us,” and “our” refer to GENESIS BIOVENTURES, INC. and its wholly owned operating subsidiary, Biomedical Diagnostics, LLC.

AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC that can be inspected and copied at the public reference facility maintained by the SEC at 100 F Street, N.E., Room 1580, Washington, D.C. 20549-0405. Information regarding the public reference facilities may be obtained from the SEC by telephoning 1-800-SEC-0330. The Company's filings are also available through the SEC's Electronic Data Gathering Analysis and Retrieval System which is publicly available through the SEC's website (www.sec.gov). Copies of such materials may also be obtained by mail from the public reference section of the SEC at 100 F Street, N.E., Room 1580, Washington, D.C. 20549-0405 at prescribed rates.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

(a) Business Development

We were originally incorporated in the State of New York under the name of Flexx Realm, Inc. on September 19, 1994, at which time we were listed on the Over the Counter Bulletin Board. We were a shell company and did not carry on any tangible business from the most part. On November 3, 1998, we changed our name to BioLabs, Inc. and changed our focus to biomedical research in 1998. At this time we entered into a joint venture with Biotherapies, Inc. On November 28, 2000, we began doing business as Genesis Bioventures, Inc and became listed on American Stock Exchange on December 19, 2000. On October 28, 2001, we amended our charter to formally change our name to Genesis Bioventures, Inc. On November 30, 2001, we entered into a Purchase Agreement with Biotherapies, Inc. (“Biotherapies”), a Michigan corporation, whereby we acquired Biotherapies’ 50% interest in Biomedical Diagnostics, LLC, (“Biomedical Diagnostics”), a Michigan limited liability company, which at the time we owned the other 50% interest. Consequently, Biomedical Diagnostics became our wholly-owned subsidiary.

In addition to Biomedical Diagnostics, we currently have a 38% equity interest in Prion Developmental Laboratories, Inc. (“PDL”), a private Delaware company specializing in development of rapid and inexpensive tests to detect Mad Cow disease and Chronic Wasting Disease. We originally became involved in PDL pursuant to an Investment Agreement dated September 8, 2000. We invested a total of $2.0 million in PDL which provided us with a 25% equity ownership. On August 22, 2001, we exercised a right of first refusal to invest additional funds in PDL, by exercising a warrant to purchase an additional one million shares of PDL common stock for $400,000. This increased our equity interest in PDL to 33%. Subsequently we invested additional funds pursuant to an agreement to acquire all the remaining shares owned by PDL’s parent company and now have approximately a 38% interest.

We have operated since our inception as a research and development entity and have accordingly incurred losses from operations. For the last two fiscal years ended December 31, 2005 and 2004, we sustained net losses of $6,002,089 and $5,017,908 respectively. At December 31, 2005, we had a working capital deficit of $4,851,085. As a result of our financial condition as of December 31, 2005, our auditor’s report reflects the fact that without the realization of additional capital, it would be unlikely for us to continue as a going concern.

(b) Business of Issuer

When we initially formed we intended to serve as a financial and strategic advisor in key aspects of science, product commercialization and to provide management expertise aimed at transforming promising medical technology into successful commercial products. GBI further selected the areas of oncology and neurology as our primary sectors of interest based on the perceived market potential for new treatments and diagnostics.

Through our subsidiary and equity investment company, we have become engaged in the business of identifying and funding promising biotechnology companies involved in research and related product development in the fields of cancer and neurodegenerative diagnostics. Biomedical Diagnostics is currently focusing on the development and marketing of its breast cancer risk assessment tool, which has been directly licensed from the University of Michigan. We are also a part owner in a portfolio company involved in neurodegenerative diagnostics as well as being involved in the funding, distributing and marketing rights associated with this diagnostic test for prion diseases.

In October 2005, we announced after an internal operational review, we planned to initiate a corporate restructuring and reorganization. In November 2005, we retained Experigen Management Company to lead this reorganization and restructuring. Experigen’s founder, Douglas C. Lane, an executive with over 30 years experience in pharmaceutical, biotechnology, diagnostics and technology companies, agreed to work closely with GBI’s board of directors and officers to develop and execute the plan. Subsequent to the year end, we signed an interim non-employee Chief Executive Officer agreement with Experigen, whereby Mr. Lane agreed to act as our Interim Chief Executive Officer through our restructuring and reorganization.

Principal Products

Biomedical Diagnostics, LLC

Biomedical Diagnostics, our wholly owned subsidiary based in Ann Arbor, Michigan, is developing proprietary cancer screening products. The initial product development effort is the commercialization of the Mammastatin Serum Assay (“MSA”), which is a result of an exclusive license from the University of Michigan and to be used as a risk screening diagnostic for breast cancer. Furthermore, Biomedical Diagnostics’ future operations include a diagnostic technology platform for application in the detection of various diseases including ovarian and prostate cancers.

Biomedical Diagnostics signed a license agreement with the University of Michigan for the exclusive rights of Mammastatin technology in May 2003. Later the terms of the license agreement were amended to extend the license fees until February 2004 and were actually paid in March 2004. In October 2005, we amended the license fee again to extend time frames and eliminate completely certain milestones. Other requirements of the license fee include royalty fees of 3-5% of net sale revenues and 20% of revenue not based on net sales. Further, there is an annual license fee of $25,000 to $100,000 and milestone payments on meeting certain significant development targets. Failure to meet any of these payments or terms allows the University to terminate the agreement.

Background on MSA

According to the American Cancer Society, women in the United States have a one in eight chance of being diagnosed with breast cancer at some point in their lifetime, regardless of family history or other known risk factors. Early detection is a very important factor affecting long-term survival.

At present, breast cancer is detected primarily through mammography, breast self-examination or ultrasound. These techniques are not always effective against all types of breast cancer and can only detect the disease once the tumor has started to develop. There are also a number of serum “biomarkers” that have been studied as potential diagnostic and prognostic indicators. To date, none of these markers have proven superior to mammography or breast self-examination nor do they indicate the risk of breast cancer prior to development of a tumor.

Research has shown that Mammastatin, a protein, can be detected in the blood of over 85% of healthy women and is absent in the blood of over 90% of breast cancer patients. That research also shows that the concentration of Mammastatin drops significantly both in women with breast cancer and in women at risk for breast cancer.

Based on only testing all women over age 40, there are over 50,000,000 women per year in the United States alone who could potentially benefit from having an MSA test done as part of their annual medical check-up.

MSA Technology

Mammastatin is a protein that has been found to be present in relatively higher levels in the breast tissue of healthy women as compared to those women that eventually have developed breast cancer. Biomedical Diagnostics developed the MSA test as a simple blood serum diagnostic that could measure the quantity of Mammastatin in blood serum using monoclonal antibody technology, whereby the results from that test could then be used to assess women’s risk of developing breast cancer.

Data from a clinical study, which used the MSA test to measure Mammastatin levels in blood samples, have been analyzed and the results indicate that there is a statistically significant difference in the Mammastatin levels between healthy women and breast cancer patients. To date, there has not been a blood test that is capable of assessing risk for breast cancer prior to development of this disease, although there are some protein “markers” that are used to monitor treatment or to indicate that a tumor might already be present.

The potential of the MSA test is to provide a simple blood test that could provide an earlier indication of the risk of breast cancer developing so that appropriate monitoring or preventive therapy can be implemented. The current version of the MSA test is a Dot Blot format that has been developed for use in reference labs and major medical testing clinics. Product development is currently underway to develop monoclonal antibodies to the Mammastatin protein for use in a second generation delivery system (ELISA format) for use in most laboratories worldwide. Biomedical Diagnostics is also considering development of an MSA test in a rapid immunoassay format of the test. This third version of the test would be suitable for use in point-of-care clinics, medical clinics and potentially in physicians’ offices.

The protein has also been shown to control or inhibit breast cancer cell growth and appears to be completely non-toxic. Independent clinical research conducted on Mammastatin through in-vivo compassionate treatment on 29 women in Stage IV refractory breast cancer shows over 50% positive response and over 70% response with only bone metastasis. The same independent clinical research demonstrates the ability to establish risk screening and therapeutics to treat other epithelial tissues such as ovarian, prostate, colon, lung, melanoma and pancreatic cancer, as documented in Breast Cancer Res. 2000-2:E009. The Company is not currently licensed for the therapeutic uses for Mammastatin.

Biomedical Diagnostics has a Certificate of Compliance under the Clinical Laboratory Improvement Amendments Act, as administered by the U.S. Healthcare Financing Administration. Deployment of the Mammastatin technology subsequently began in 2001 with the announcement of the commercial availability of the MSA technology through custom laboratory services under this CLIA certification.

GBI has lacked adequate funding and other resources to proceed with the completion of research and commercialization efforts for the MSA technology and has with limited staff been focusing its efforts on further characterization of the Mammastatin protein, engineering highly optimized monoclonal antibodies, augmenting the manufacturing and service capacities to handle projected sales volumes, and ensuring that all marketing content meets regulatory standards.

Prion Developmental Laboratories

GBI currently holds approximately a 38% equity interest in Prion Developmental Laboratories, Inc. (“PDL”), which is a private company specializing in the development of rapid and inexpensive diagnostic tests to detect Transmissible Spongiform Encephalopathies, such as Mad Cow Disease in cattle and Chronic Wasting Disease in deer and elk.

A Letter of Understanding was signed in January 2005 to acquire the remaining holdings of PDL and make it a wholly-owned subsidiary. On June 1, 2005, GBI announced it had signed a definitive agreement with Efoora Inc. (“Efoora”), PDL’s parent company, and PDL to acquire all of Efoora’s shares owned or pledged in PDL for $0.50 per share. Pursuant to the terms of the agreement continuing installments of control were to be given to GBI until December 2005 and would be based on milestones to be met by PDL.

GBI made the first installment payment of $200,000 increasing its position in PDL by 400,000 shares. This first installment was achieved through the support of an existing shareholder of GBI who made a further investment in GBI with the stipulation that the funds be used to further the Company’s position in PDL. PDL did not meet the milestones set out in the agreement and the two parties terminated the original agreement but have since entered into exclusive worldwide rights agreements for the Rapid Prion-Detection Assay.

In October 2005, GBI secured exclusive rights to distribute, market, use, and sell all Prion Pathology Diagnostic and Prognostic Testing Products in Canada for a term of 5 years with automatic renewals. In February 2006, GBI signed an exclusive agreement with PDL to expand its rights to worldwide sales, marketing, and distribution rights of the Rapid Prion-Detection Assay tests developed by PDL. Under the terms of the agreement an exclusive worldwide license, excluding Canada, of the PDL technology was granted to GBI with the right to sublicense.

Background on Prion Diseases

Prion diseases are a family of fatal neurodegenerative diseases that have become a major health concern since the outbreak of Bovine Spongiform Encephalopathy (“BSE”) or “Mad Cow” Disease. BSE is believed to be transmitted among cattle through feed that contains protein rendered from infected cattle and it is thought to be transmitted to humans through eating beef or beef products from infected cattle. In humans, the prion infection results in a neurological disorder known as new variant Creutzfeldt-Jakob disease (nvCJD). Both Mad Cow Disease and nvCJD are fatal diseases, with the brain becoming spongy and filled with holes.

Prion diseases are difficult to diagnose and GBI is of the opinion the only diagnostic tests currently available for BSE are based on procedures that are relatively slow and expensive. As a result, tests in North America are only being conducted on cattle suspected of being infected or on a random sample basis.

The scientists at PDL have developed a patented, easy-to-use, rapid strip test for detecting BSE that produces accurate, easily interpreted results. The test would be used on-site using brain tissue and takes approximately half an hour to complete from sample collection to determining results. There is an urgent need for a more rapid and sensitive diagnostic test that would be feasible to use on every animal at the slaughterhouse to ensure that no BSE infected cattle enter the food chain at any level. This prion test is designed to detect BSE before the overt symptoms appear in cattle, with the objective of ensuring that infected meat or cattle by-products are removed from the market.

Distribution Methods and Marketing

Biomedical Diagnostics has an agreement with ARUP Laboratories of Salt Lake City, Utah to market and service the MSA technology once we are able to provide the test in an ELISA format. The University of Utah wholly owns ARUP Laboratories. The agreement gives ARUP Laboratories rights to market and service the MSA test to clients worldwide. As of December 31, 2005, only a nominal number of MSA tests have been sold.

Market Overview and Competition

Competition in the area of biomedical research and development is intense and significantly depends on scientific and technological factors. These factors include the availability of patent and other protection for technology and products, the ability to commercialize technological developments and the ability to obtain governmental approval for testing, manufacturing and marketing. GBI competes with other specialized biotechnology firms in the United States, Europe and elsewhere. Many biotechnology companies have focused their development efforts in the human diagnostics and therapeutics areas, and more specifically in the field of cancer. Many major pharmaceutical companies have also developed or acquired internal biotechnology capabilities or made commercial arrangements with other biopharmaceutical companies. These companies, as well as academic institutions, governmental agencies and private research organizations, also compete with GBI in recruiting and retaining highly qualified scientific personnel and consultants.

The competition within the biotechnology sector itself is increasing, so GBI, Biomedical Diagnostics and PDL will continue to encounter competition from existing biotech firms that offer competitive solutions in the same disease areas. These competitive biotech companies could develop products that are superior to, or have greater market acceptance, than the products being developed by us and PDL. GBI and PDL will have to compete against other biotech companies with greater market recognition and greater financial, marketing and other resources.

MSA Market

To date, GBI is not aware of any other blood tests available capable of assessing risk for breast cancer prior to development of the disease. Protein or tumor “markers” indicate that cancer is already present. The MSA technology is potentially the first test with the ability to provide much earlier awareness of the risk of breast cancer so that appropriate monitoring or preventive therapy can be implemented.

PDL Market

There are two international markets for PDL’s prion diagnostic tests: the cattle industry and ultimately the human blood products industry. Mad Cow Disease has become a major concern in North America costing the cattle industry more than $10 billion dollars since a ban was imposed by dozens of countries on the importation of North American beef.

The strip test, utilizing PDL’s patents of proprietary reagents and assay technology has been proven to be simple yet accurate and inexpensive. The vitality of the beef industry worldwide depends on the development of such a test. The majority of the world market for a post-mortem test is nearly 140 million head of cattle per year comprised of the 16 leading beef producing countries.

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

GBI is also not aware of any other technology that is able to directly compete with the PDL rapid strip test to detect prion diseases in a simple, time-efficient manner. The current competition for the strip test involves sophisticated laboratory equipment, specialized technicians and takes hours or days to complete.

Intellectual Property

GBI does not own any patents; however, Biomedical Diagnostics operates as a licensee of the University of Michigan for its use of Mammastatin and the MSA technology for scientific and commercial development as a blood test to assess women’s health. Subsequent to the 2005 year end, the University of Michigan was granted additional patented protection for Mammastatin through a Deed of Letters Patent recently issued by the Australian Patent office. This will allow Biomedical Diagnostics the ability to offer its proprietary MSA test in Australia.

PDL received a Notice of Allowance from the US Patent and Trademark Office for the Rapid Prion-Detection Assay. The patent protects this method of testing for all transmissible spongiform encephalopathies in animals and humans. In addition, PDL has already received USDA approval for its Chronic Wasting disease assay.

In February 2006, GBI signed an exclusive agreement with PDL to facilitate worldwide sales, marketing, and distribution rights for the Rapid Prion-Detection Assay tests developed by PDL.

Governmental Approval and Regulation

Genesis Bioventures, Biomedical Diagnostics and PDL are developing biotechnology products for use in diagnosing or treating human or animal diseases. All of these entities are biotech companies in the United States and are affected by governmental regulations from the United States Food and Drug Administration (“FDA”) for products intended to be used for humans and from the United States Department of Agriculture (“USDA”) for plant and animal products.

The FDA regulates the clinical development and marketing approval of all biotechnology medical products intended for human use, as well as certain food plants. The laws and regulations of the FDA place the burden of proof of safety and efficacy on the manufacturer of the product. The FDA possesses extensive experience with its regulatory mechanisms and applies them to all biotechnology products, with differing statutes for various categories of products. The USDA is responsible for regulating food safety related to meat, poultry and egg products, as well as preventing the introduction or transmission of plant or animal, pests, and approval of animal biotechnology products. Other countries have comparable regulatory agencies to the FDA and USDA, although the specific regulations may differ substantially.

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

Biomedical Diagnostics is, and will continue to be, subject to continuing regulation by the FDA and certain state agencies, including routine inspection by the FDA and a host of regulatory requirements that generally apply to medical services marketed in the United States. Such requirements include labeling regulations, quality system regulations, the Medical Device Reporting regulation and the FDA’s prohibitions against promoting products for unapproved or “off-label” uses. Failure to comply with regulatory requirements could result in enforcement action by the FDA, which also could have a material adverse effect on the business, financial condition and results of operations of GBI.

PDL has received United States Department of Agriculture approval for its Chronic Wasting Disease (“CWD”) strip test. CWD is similar to Mad Cow Disease but affects deer and elk. The simple, inexpensive test would be practical for use at field testing stations as well as in laboratories. The Rapid Prion Detection Assay for BSE has been successfully tested at the Veterinary Laboratories Agency in Weybridge, England during the first quarter 2006. The BSE Assay achieved the diagnostic test performance, which allows PDL to apply for regulatory approval. The results that were achieved establish the Rapid Assay in the same performance class as the leading commercially approved tests presently being used in the cattle industry worldwide, but with a faster turn around time. The Rapid Prion Detection Assay for scrapie in sheep was also tested and achieved comparable results.

There can be no assurance that the PDL products and tests will satisfy regulatory requirements, or be commercially viable. Furthermore, GBI has no effective control over PDL, beyond owning a 38% equity interest in the company.

Research and Development

A short-term Level 1 study was completed in the third quarter of 2000, and a short-term Level II study, geographically dispersed within the U.S., was completed in the first quarter of 2001 with regards to the Biomedical Diagnostics’ MSA technology. The studies were coordinated by GBI and statistical analysis and reporting of results were conducted by STATPROBE, Inc. (“STATPROBE”), a contract research organization. The time period and number of samples of these studies is set forth below.

Test Level	Time Period Covered During Testing
Level 1 (Complete) 255 samples	August 1999 – November 1999
Level 2 (Complete) 309 samples	January 2000 – January 2001

Statistical analysis by STATPROBE indicated that the tests demonstrated a favorable profile of sensitivity and positive predictive value for the MSA test. For women aged less than 40 years with a positive family history of breast cancer appear to have lower mean levels of Mammastatin as compared to women without a family history of this disease. On this basis, the MSA test could prove valuable in screening younger women for increased risk of developing breast cancer. Statistical performance of the MSA technology based on STATPROBE’s Level 1 and Level 2 reports is summarized below:

Performance Measure	Level 1 Study Value	Level 2 Study Value	Description
Sensitivity	77%	62%	The percentage of women with breast cancer that test low in Mammastatin
Specificity	85%	87%	The percentage of women without breast cancer that test high in Mammastatin
Positive Predictive Value	33%	17%	The percentage of all women (with or without breast cancer) that test low in Mammastatin and have breast cancer
Negative Predictive Value	97%	98%	The percentage of all women ( with or without breast cancer) that test high in Mammastatin and do not have breast cancer
Overall Test Accuracy	84%	86%	The percentage of all women (with or without breast cancer) that test low in Mammastatin and have breast cancer and that test high in Mammastatin and do not have breast cancer.

The Level 1 and Level 2 studies also show that the concentration of Mammastatin drops significantly both in women with breast cancer and in women at risk for breast cancer. Biomedical Diagnostics has developed the MSA test as a simple blood serum diagnostic that could measure the quantity of Mammastatin in blood serum.

A long-term study targeting 10,000 to 20,000 women over a five-year period at the British Columbia Cancer Agency has been approved and is planned to commence subsequent to an ELISA test being developed. An ELISA test is a biochemical technique used mainly in immunology to detect the presence of an antibody or an antigen in a sample, or in this case a MSA test. We do have a protocol in place once we are able to finalize the ELISA test.

For the year ended December 31, 2005, we incurred research and development costs of approximately $338,771 as compared to $339,548 during the previous year. The expenses incurred were a result of Biomedical Diagnostics and its continuance of the MSA product development.

Personnel

As of the end of December 31, 2005, we had 9 personnel, either as independent contractors or employees, working for the Company. We found it to be in best interest of the Company to utilize independent contractors for our executive officer positions and therefore, signed consulting agreements with private corporations, whereby each company’s president agreed to serve in the positions of our Chief Executive Officer, Chief Financial Officer, and Executive Vice President. Mr. E. Greg McCartney, President of Aspenwood Holdings, Inc., serves as our Chief Executive Officer through our agreement with this entity. Mr. T.J. Lou McKinney, President of No. 134 Corporate Ventures, Ltd served as our Chief Financial Officer through our agreement with this entity. Mr. Lawrence Pasemko, President of 553867 B.C. Ltd, served as our Executive Vice President through our agreement with this entity.

As of the date of this filing we currently have 7 personnel, three who are employed in our finance and administration headquarters in Surrey, Canada, and four who are employed in Biomedical Diagnostics’ administration headquarters in Ann Arbor, Michigan. On March 31, 2006, Mr. McKinney and Mr. Pasemko submitted their resignation as our acting Chief Financial Officer and Executive Vice President. The research employees in Ann Arbor have combined backgrounds in molecular biology, biochemistry, hybridoma production, cancer, biology research, quality assurance and regulatory affairs. We have also retained a management company to lead the reorganization and restructuring of GBI and to serve and perform interim CEO duties until a minimum financing can be achieved.

We do not expect a significant change in the number of full time employees over the next 12 months. We intend to use the services of independent consultants and contractors to perform various professional services, when possible. We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses. Currently, there exist no organized labor agreements or union agreements between us and our employees. We believe that our relations with our employees are good.

ITEM 2. DESCRIPTION OF PROPERTY

GBI currently maintains its executive offices in approximately 2,000 square feet of space in Surrey, British Columbia and pays rent of approximately $2,600 per month ($3,000 Canadian) pursuant to a lease expiring on November 30, 2007. The lease contains a termination clause of six months at the option of the Company. As of March 1, 2006, we gave notice to terminate our lease, which will now terminate on August 31, 2006. As a part of our reorganization, we plan to move our administrative operations to Southern California.

Biomedical Diagnostics, LLC leases approximately 2,000 square feet of office and laboratory space in Ann Arbor, Michigan pursuant to a month-to-month lease, with payments of approximately $3,000 per month.

ITEM 3. LEGAL PROCEEDINGS

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us which may materially affect us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

GBI has not held an Annual Meeting of Shareholders since October 2001. Our Management has committed to holding an Annual Meeting of Shareholders during 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

Our Common Stock began trading under the symbol “BILB” on the National Association of Security Dealers’ over-the-counter bulletin board market (OTC:BB) on February 16, 1999. On December 19, 2000, our Common Stock was listed on The American Stock Exchange (“AMEX”) under the symbol “GBI”. On October 17, 2005, our Common Stock was delisted from AMEX and our Common Stock began quotation on the OTC:BB under the symbol “GBIW”. The following table lists the quotations for the high and low bid prices as reported by a Quarterly Trade and Quote Summary Report of the OTC Bulletin Board for the period from October 17, 2005 through December 31, 2005. The quotations from the OTC Bulletin Board reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not represent actual transactions.

	2005				2004
	High		Low		High	Low
1st Quarter	$0.27		$0.14		$0.89	$0.61
2nd Quarter	$0.16		$0.09		$0.57	$0.40
3rd Quarter	$0.17		$0.11		$0.30	$0.22
4th Quarter (1)	AMEX	$0.13	AMEX	$0.08	$0.24	$0.17
	OTC	$0.12	OTC	$0.08
(1)

We were quoted on AMEX until October 17, 2005; therefore the fourth quarter of 2005 is split between the AMEX high and low sales prices and the OTC high and low bids. Currently we are quoted on the OTC and therefore the high and low bid prices from the latter half of the 2005 fourth quarter include the dates of October 17, 2005 through December 31, 2005.

(b) Holders of Common Stock

As of March 28, 2006, there were 53,335,647 outstanding shares of common stock. As of March 28, 2006, the closing price of GBI’s shares of common stock was $0.38 per share.

As of March 28, 2006, there were approximately 26 holders of record of shares of the 63,562 outstanding shares of GBI’s Class A Convertible Preferred Stock (“Class A Stock”), which is convertible into Common Stock on a one for one basis. During 2003, 1000 Class A Convertible Preferred Shares were converted into the same number of additional shares of GBI’s Common Stock. No transactions with respect to the Class A Convertible Preferred Shares occurred in 2004 or 2005.

All of the Class A Stock is restricted as to retransfer. There is no liquid market for the securities, nor is one expected to develop. In certain events relating to liquidation, dissolution, consolidation or winding up of the Company, holders of the Class A Stock are entitled to receive an amount equal to the original purchase price per share for the Class A Stock plus an amount equal to all declared but unpaid dividends thereon (the “Preference Amount”). After the full liquidation preference on all outstanding shares of the Class A Stock has been paid, any remaining funds and assets of the Company legally available for distribution to shareholders are distributed pro rata among the holders of the Class A Stock and the Common Stock on an “as-if-converted” basis. If GBI has insufficient assets to permit payment of the Preference Amount in full to all the Class A Stock shareholders, then the holders of the Class A Stock will receive lesser payments in proportion to the Preference Amount each such holder would otherwise be entitled to receive, without any distribution to the holders of the Common Stock.

GBI has rights to redeem all of the outstanding Class A Stock at any time. The redemption price is 110% of the initial purchase price of the Class A Stock plus all declared but unpaid dividends. GBI has no plans to redeem any Class A Stock as of the time of this filing.

The holders of the Class A Stock have the right to convert their Class A Stock into shares of Common Stock at any time. The Conversion Rate is one share of Class A Stock for one share of Common Stock. The holders and the Class A Stock also have information rights, demand and piggy-back registration rights, which ensure such holders that, under certain circumstances, GBI will be forced to register the underlying Common Stock for resale by the holders. All rights incident to a share of Class A Stock will terminate automatically upon any conversion of such share into Common Stock.

(c) Dividends

We have never declared or paid dividends on our Common Stock of the Class A Preferred Stock and do not intend to pay any dividends in the foreseeable future. We intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock or Preferred will be the sole discretion of the Board of Directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

Each holder of the Series A Convertible Preferred Stock, par value $0.0001, is entitled to receive, out of any funds legally available, non-cumulative dividends at a rate of six percent (6%) per annum prior and in preference to any payment of any dividend on the Common Stock in each calendar year, and to participate pro rata with the Common Stock in any additional dividends. Dividends are paid when, and if declared by the board. The dividend rights and preferences of the Class A Stock are senior to those of the Common Stock.

(d) Securities Authorized for Issuance under Equity Compensation Plans

We currently maintain two stock incentive plans, “Year 2000 Stock Option Plan” and “Year 2001 Stock Option Plan”, in which common stock may be granted to employees, directors and consultants. These stock option plans were adopted by our board of directors and have been approved by majority consent of our shareholders. The following table sets forth information as of December 31, 2005 regarding outstanding options granted under the plans and options reserved for future grant under the plans.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)

Equity compensation plans approved by shareholders	2,838,903	$0.72	351,097

Equity compensation plans not approved by shareholders	240,000	$0.10	n/a

Total	3,078,903	$0.41	351,097

These plans were intended to encourage directors, officers, employees and consultants to acquire ownership of GBI’s common stock. The opportunity is intended to foster in participants a strong incentive to put forth maximum effort for its continued success and growth, to aid in retaining individuals who put forth such effort, and to assist in attracting the best available individuals to GBI in the future. As of December 31, 2005, 351,097 options remain available for issuance under our stock option plans.

Recent Sales of Unregistered Securities

On January 20, 2004, we issued 175,000 shares pursuant to a private placement that was completed at the end of 2003 and warrants to purchase an additional 175,000 shares of common stock to two accredited investors. The shares were sold at a price of $0.40 per share and the warrant has an exercise price of $1.50 and exercisable until November 20, 2005. We believe that the issuance of the shares and sale of the warrants was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares and warrants were issued directly by us and did not involve a public offering or general solicitation. The investors were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the financial statements and Exchange Act reports. We reasonably believe that the investor immediately prior to issuing the shares and warrants, had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of their investment. The investor had the opportunity to speak with our management on several occasions prior to its investment decision.

On January 20, 2004, we issued 875 shares of our restricted common stock to Financial Advisory Services for services. We believe the issuance of the shares was exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2).

On January 28, 2004, we issued 7,000 shares of our restricted common stock to Olde Monmouth Stock Transfer as satisfaction for debt. We believe the issuance of the shares was exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2).

On January 28, 2004, we issued a total of 75,000 (25,000 and 50,000, respectively) shares of our restricted common stock to two consultants for services. In addition to the 25,000 shares issued to one of the consultants we also issued a warrant to purchase 50,000 shares of our common stock at a purchase price of $1.50 per share. The warrant is exercisable until January 14, 2006. We believe the issuance of the shares and the warrant was exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2).

On February 4, 2004, we issued 15,000 shares of our restricted stock to Natalie Kamlah as partial satisfaction of her salary. We believe the issuance of the shares was exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2).

On February 4, 2004, we issued a total of 200,000 shares (100,000 shares to each) of our restricted common stock to two consultants for services. We believe the issuance of the shares was exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2).

On February 12, 2004, we issued 37,933 shares of our restricted common stock to Ramsey Jiddou as satisfaction of debt. We believe the issuance of the shares was exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2).

On March 1, 2004, we issued 200,000 shares of restricted common stock to Todd Moore pursuant to settlement of a suit. We believe the issuance of the shares was exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2).

In March 2004, we completed a private placement of “Bridge Securities” for gross proceeds of $2,315,000 to 76 accredited investors. The Bridge Securities consisted of convertible notes carrying an interest rate of 10% per annum and due in 13 months from issuance. Additionally, for every $1,000 in the promissory notes invested, one received a five-year warrant to purchase 500 shares of our common stock at an exercise price of $0.20 per share. In addition, we issued 676,886 common share warrants with an exercise price of $0.69 per share to the placement agent as commissions relating to this financing. We believe that the issuance of the shares and sale of the warrants was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares and warrants were issued directly by us and did not involve a public offering or general solicitation. The investors were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the financial statements and Exchange Act reports. We reasonably believe that the investors immediately prior to issuing the shares and warrants, had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of their investment. The investors had the opportunity to speak with our management on several occasions prior to their investment decision.

On August 9, 2004, we issued 208,002 shares of our common stock to the 76 accredited investors of the Bridge Financing for accrued interest on their notes through June 30, 2004. We believe the issuance of the shares was exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2).

On October 1, 2004, we issued 7,224 shares of our restricted common stock to Chris Toth for satisfaction of debt. We believe the issuance of the shares was exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2).

On October 5, 2004 we sold 375,000 shares and a warrant to purchase another 375,000 shares of our common stock to an accredited investor for a total of $75,000. The shares were sold at $0.20 per share and the warrant has an exercise price of $0.30 and is exercisable until September 15, 2007. We believe that the issuance of the shares and sale of the warrant was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares and warrant was issued directly by us and did not involve a public offering or general solicitation. The investor was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the financial statements and

Exchange Act reports. We reasonably believe that the investor immediately prior to issuing the shares and warrant, had such knowledge and experience in financial and business matters that she was capable of evaluating the merits and risks of her investment. The investor had the opportunity to speak with our management on several occasions prior to her investment decision.

On October 27, 2004, we issued 290,319 shares of our common stock to the 76 accredited investors of the Bridge Financing for accrued interest on their notes through September 30, 2004. We believe the issuance of the shares was exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2).

On November 8, 2004, we issued 400,000 shares of common stock to Linda Allison as settlement for a dispute. We believe the issuance of the shares was exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2).

On March 9, 2005, we requested the note holders of the March 2004 private placement to convert or defer their notes for one year as a condition to a pending financing. On April 19, 2005, an additional proposal was sent to the note holders offering a reduced conversion and warrant price as well as a 25% return of their original investment.

On October 24, 2005, we issued a total of 1,624,893 shares of our restricted common stock to the 76 accredited investors of the Bridge financing for accrued interest on their notes for the periods through September 30, 2005. We believe the issuance of the shares was exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2).

On October 24, 2005, we issued a total of 1,374,259 shares of our restricted common stock to our three executive officers, E. Greg McCartney, T.J. Louis McKinney, and Lawrence J. Pasemko, for satisfaction of debt owed to them. We believe the issuance of the shares was exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2).

On October 28, 2005, we issued 638,839 shares of our restricted common stock and two warrants to purchase up to 638,840 shares of our common stock to Experigen Management Company, pursuant to a consulting agreement. We believe that the issuance of the shares were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by us and did not involve a public offering or general solicitation. The investor was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the financial statements and Exchange Act reports. We reasonably believe that the investor immediately prior to issuing the shares, had such knowledge and experience in financial and business matters that it was capable of evaluating the merits and risks of their investment. The investor had the opportunity to speak with our management on several occasions prior to its investment decision.

During the year ended December 31, 2005, we sold a total of 4,000,000 shares of our common stock for a total of $385,000 to an accredited investor under two private placements at prices ranging from $0.09 to $0.10 per share. We believe that the issuance of the shares were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares were issued directly by us and did not involve a public offering or general solicitation. The investor was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the financial statements and Exchange Act reports. We reasonably believe that the investor immediately prior to issuing the shares, had such knowledge and experience in financial and business matters that he was capable of evaluating the merits and risks of their investment. The investor had the opportunity to speak with our management on several occasions prior to his investment decision.

As of December 31, 2005, approximately 84% of the Bridge Securities notes had been converted or deferred. If all of the notes are converted, we will be required to issue a maximum of 11,575,000 additional shares. If all the warrants are exercised, we will be required to issue an additional 11,575,000 shares.

During 2005, we raised $358,000 through the issuance of promissory notes. The notes bear an interest rate between 10% and 18% per annum, are unsecured, and mature 90 days to 270 days after funds are advanced. Warrants to acquire 187,500 shares of common stock were issued in connection for some of these notes. Each warrant is exercisable at $0.20 per share. We believe the issuance of the warrant was exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2).

During 2005, we issued warrants to directors, officers, and employees to purchase a total of 12,066,940 additional shares of common stock at exercise prices ranging $0.01 to $0.20 per share with expiration dates between March and December 2015. These warrants were issued for the forgiveness of salaries. We believe the issuance of the warrants was exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2).

During 2005, we issued warrants to various individuals for services for a total of 638,840 shares of our restricted common stock. The warrants were exercisable at prices ranging from $0.10 to $0.20 per share and exercisable at $0.20. The warrants expire between October 2008 and October 2010. Of the 638,840 warrants granted, 283,000 were issued to replace 250,000 warrants issued in 2003 to settle a legal claim. We believe the issuance of the warrants was exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2).

Subsequent Issuances

On January 18, 2006, we issued a total of 705,105 shares of our restricted common stock to the 76 accredited investors from the Bridge Financing for accrued interest from October 1, 2005 to December 31, 2005. We believe the issuance of the shares was exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2).

On February 3, 2006, Lawrence Pasemko exercised 2,023,374 warrants at an exercise price of $0.10 per share. The 2,023,374 shares of common stock have not been registered. We believe the issuance of the shares was exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2).

On February 3, 2006, No, 134 Corporate Ventures exercised 922,528 warrants at an exercise price of $0.10 per share. The 922,528 shares of common stock have not been registered. We believe the issuance of the shares was exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2).

On February 3, 2006, T.J. Louis McKinney exercised 376,658 warrants at an exercise price of $0.10 per share. The 376,658 shares have not been registered. We believe the issuance of the shares was exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2).

On February 3, 2006, Dr. Ian B. Woods exercised 784,795 warrants at an exercise price of $0.10 per share. The 784,795 shares have not been registered. We believe the issuance of the shares was exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2).

On February 3, 2006, Aspenwood Holdings Corporation exercised 2,213,281 warrants at an exercise price of $0.10 per share. The 2,213,281 shares have not been registered. We believe the issuance of the shares was exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2).

On February 3, 2006, Jeanne Ohrnberger exercised 421,083 warrants at an exercise price of $0.10 per share. The 421,083 shares have not been registered. We believe the issuance of the shares was exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2).

On February 3, 2006, Philip E. Leinard exercised 92,790 warrants at an exercise price of $0.10 per share. The 92,790 shares have not been registered. We believe the issuance of the shares was exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2).

On February 3, 2006, James Arthurs exercised 2,278,562 warrants at an exercise price of $0.10 per share. The 2,278,562 shares have not been registered. We believe the issuance of the shares was exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2).

On March 15, 2006, we issued 5,219,320 shares of our restricted common stock to the Lutz Family Trust, who agreed to convert an outstanding promissory note of $700,000 and accrued interest at $0.20 per share. We believe the issuance of the shares was exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2).

On April 4, 2006, we issued 100,000 shares of our restricted common stock to Ed Bertolas Associates as payment for services. We believe the issuance of the shares was exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2).

On April 7, 2006, E. Greg McCartney exercised options for 463,110 shares of our restricted common stock. We believe the issuance of the shares was exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2).

On April 7, 2006, T.J. Louis McKinney exercised options for 291,098 shares of our restricted common stock. We believe the issuance of the shares was exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2).

On April 7, 2006, Lawrence Pasemko exercised options for 463,110 shares of our restricted common stock. We believe the issuance of the shares was exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2).

On April 7, 2006, Dr. Ian Woods exercised options for 294,878 shares of our restricted common stock. We believe the issuance of the shares was exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2).

On April 7, 2006, James Arthurs exercised options for 79,390 shares of our restricted common stock. We believe the issuance of the shares was exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2).

On April 12, 2006, El Dorado Enterprises exercised 80,094 warrants at an exercise price of market value. The 80,094 shares have not been registered. We believe the issuance of the shares was exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2).

Subsequent to December 31, 2005, we began a private placement of Bridge Notes of up to a principal amount of $800,000 and 2,000,000 shares of our common stock. In addition to receiving these funds, we have agreed to pay a commission of 10% of the gross proceeds from the sale of Bridge Notes. At the time of this filing we have 26 accredited investors but no shares have been issued. We believe that the issuance of the shares will be exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The investors were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the financial statements and Exchange Act reports. We reasonably believe that the investors immediately prior to making their investment decision, had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of their investment. The investors had the opportunity to speak with our management on several occasions prior to their investment decision.

ITEM 6. PLAN OF OPERATION

GBI, through its wholly owned subsidiary, Biomedical Diagnostics, and its equity interest in Prion Developmental Laboratories, is engaged in the business of identifying and funding promising biotechnology companies involved in research and related product development in the fields of cancer and neurodegenerative diagnostics. Biomedical Diagnostics has developed a screening diagnostic for breast cancer and through its exclusive license agreement with the University of Michigan, is committed to funding the operating costs of product development of this technology as well as the potential screening diagnostics for the detection of ovarian and prostate cancers.

As of December 31, 2005, GBI held approximately 38% equity interest in Prion Developmental Laboratories, Inc. (“PDL”). PDL has developed a diagnostic test for prion diseases, a family of fatal neurodegenerative diseases, with a lateral flow strip test that could be used on-site taking approximately thirty minutes to complete. Currently there are no rapid tests that can be performed at the slaughterhouse that will ensure that cattle with Mad Cow Disease do not enter the human food chain.

On June 1, 2005, GBI announced it had signed a definitive agreement with Efoora Inc. (“Efoora”), PDL’s parent company, and PDL to acquire all of Efoora’s shares owned or pledged in PDL for $0.50 per share. The acquisition would take place in installments based on milestones met by PDL. PDL did not meet those milestones and the two parties have instead entered into exclusive worldwide rights agreements for the Rapid Prion-Detection Assay.

In October of 2005, GBI acquired the exclusive rights to distribute, market, use, and sell all the Prion Pathology Diagnostic and Prognostic Testing products in Canada, and in February 2006 acquired worldwide rights to Prion’s Rapid Prion-Detection Assay test.

GBI is a development stage entity and substantially all of its efforts from organization to date have been dedicated towards the funding of, and research related development of, certain medical diagnostic products.

Satisfaction of our cash obligations for the next 12 months.

To date, GBI has not generated revenues from these principal business activities. Our future operations are dependent upon our ability to attract third party financing and our ability to remain compliant with our developmental and royalty payments obligated under our license agreement with the University of Michigan.

In 2004, we raised $1,961,335 in connection with a private placement we conducted, of which securities were sold pursuant to convertible notes carrying an interest rate of 10% per annum and five year warrants to purchase additional shares of our common stock. In addition to this private placement, during 2004 we also conducted another private placement in which we received $75,000. In 2005, we raised a total of $743,000 through the issuance of promissory notes and a private placement resulting in 4,000,000 shares being issued. Overall, total cash used in operations for 2005 was $684,485, which was a decrease of $1,056,631 from 2004.

Under our current plan of operation we will be required to generate or raise at least $2,500,000 (minimal cash requirement) to continue in operation for the next 12 months. Consequently, we will be required to seek additional capital in the future to fund growth and expansion through additional equity or debt financing, registered primary offering of some type of preferred stock and/or to partner with or enter into joint development and distribution arrangements with an established biomedical company. No such arrangement or discussions relating thereto are presently pending. Furthermore, no assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our shareholders.

Summary of any product research and development that we will perform for the term of our plan of operation.

Biomedical Diagnostics incurred research and development expenses of $338,771 during the 2005 year. This was a decrease of $777 from the previous year’s expenses. The decline was a result of reduced activity because of a lack of funding. GBI expects Biomedical Diagnostics to incur substantial research and development costs in the next twelve months, assuming we are able to obtain additional financing either through a debt or equity transaction. If we are able to obtain additional funding, we plan to further expand Biomedical Diagnostic’s product development of MSA technology.

We are also exploring the possibilities of a closer business relationship with PDL. PDL’s diagnostic product line for “Mad Cow” disease has attracted significant public and private attention in the biomedical diagnostics industry.

Expected purchase or sale of plant and significant equipment.

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees.

We currently have 7 full time employees, 3 who are employed in our finance and administrative headquarters in Canada and 4 who work at the office of our subsidiary in Ann Arbor, Michigan. We have also signed a non-employee CEO engagement agreement with Experigen Management Company, whereby Mr. Doug C. Lane has agreed to perform the duties and responsibilities of Chief Executive Officer of the company for a period of 18 months. As revenues begin to increase and we expand our operations, we may hire additional technical, operational and administrative personnel as appropriate. None of our employees are subject to any collective bargaining agreements. We do not expect a significant change in the number of full time employees over the next 12 months. We intend to use the services of independent consultants and contractors to perform various professional services, when appropriate. We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

Our proposed personnel structure could be divided into three broad categories: management and professional, administrative, and operations personnel. As in most small companies, the divisions between these three categories are somewhat indistinct, as employees are engaged in various functions as projects and work loads demand.

LIQUIDITY AND CAPITAL RESOURCES

A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing. We do not anticipate generating sufficient positive internal operating cash flow until such time as we can deliver our product to market and generate substantial revenues, which may take the next few years to fully realize. In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to cease or significantly curtail our operations. This would materially impact our ability to continue operations.

Cash flows used in operating activities totaled $684,485 for the year ended December 31, 2005 compared to $1,741,116 for the year ended December 31, 2004. Additionally, we incurred a net loss of $6,002,089 for the year ended December 31, 2005, which was an increase from $5,017,908 from the year before. A substantial part of our losses was due to amortization of technology assets. As currently structured, GBI expects to incur continuing losses from the operation of Biomedical Diagnostics LLC.

GBI has received a majority of its financing from promissory notes placed with a significant shareholder of the Company. There can be no guarantee that the shareholder will continue to lend funds or that any other lender will provide short-term funds.

As of December 31, 2005, we had cash on hand of approximately $30,201 and a working capital deficiency of $4,851,085. Cash on hand is not sufficient to meet our current needs.

Our future capital requirements will depend on many factors, including advancement of Biomedical Diagnostic’s research and development programs; payments made to secure and develop additional cancer diagnostics technologies; the cost and availability of third-party financing for development and commercialization activities; and administrative and legal expenses. Should we not be able to secure additional financing when needed, we may be required to slow down or suspend our growth or reduce the scope of our current operations, any of which would have a material adverse effect on our business.

A summary of GBI’s financial commitments is set out below:

Contractual Obligations	Total	2006 Less than 1 year	2007-2008 1-3 years	2009-2010 4-5 years

Short-term debt	$ 3,534,147	$ 3,534,147	$ -	$ -
Operating leases	$ 4,186	$ 2,283	$ 1,903	$ -

Total Contractual Cash Obligations	$ 3,538,333	$ 3,536,430	$ 1,903	$ -

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Going concern

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

Critical Accounting Policies and Estimates

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

The consolidated financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If the Company were not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements. As described elsewhere in this report, at December 31, 2005, there are certain conditions that currently exist, which raise substantial doubt about the validity of this assumption. While the Company anticipates raising additional private placement funds to remove the substantial doubt, these private placements are not assured. Failure to raise additional funds may result in the Company curtailing operations or writing assets and liabilities down to liquidation values, or both.

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

Recent Accounting Pronouncements

In February 2005, the EITF issued EITF Issue 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share”. EITF 04-8 was effective for periods ending after December 15, 2004 and requires certain contingently convertible instruments be included in diluted earnings per share. The adoption of EITF 04-8 did not change the methods of or results of the calculation of the Company's earnings per share.

In June 2005, the FASB issued FAS No. 154, “Accounting Changes and Error Corrections”. FAS 154 changes the accounting and reporting of a change in accounting principles. Prior to FAS 154, voluntary changes in accounting principles were required to be recognized as a cumulative effect adjustment within net income during the period of the change. FAS 154 requires retrospective application to prior period financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not believe the adoption of FAS 154 will have a material effect on its consolidated financial position or results of operations.

FACTORS THAT MAY AFFECT OUR PLAN OF OPERATION

RISKS RELATING WITH OUR BUSINESS AND MARKETPLACE

We are a development stage company and have minimal operating history, which raises substantial doubt as to our ability to successfully develop profitable business operations.

We were formed to engage in the business of designing and developing biomedical technologies and products implementing these technologies. We have yet to generate significant revenues from operations and have been focused on organizational, start-up, research and development, and market analysis activities since we were formed. Although our subsidiary has an exclusive license to manufacture one product and our equity interest in a company has been granted patent protection, there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably.

We have incurred substantial losses and expect to continue to incur losses for the foreseeable future.

We have operated since our inception as a research and development entity and have accordingly incurred losses from operations. For the last two fiscal years ended December 31, 2005 and 2004, we sustained net losses of $6,002,089 and $5,017,908, respectively. At December 31, 2005 we had a working capital deficit of $4,851,085. Capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations since inception. We are in need of additional capital to continue our operations and have been dependent on the proceeds of private placements of securities to satisfy working capital requirements. We will continue to be dependent upon the proceeds of future offerings or public offerings to fund development of products, short-term working capital requirements, marketing activities and to continue implementing the current business strategy. There can be no assurance that we will be able to raise the necessary capital to continue operations.

We will need additional capital in the future to finance our operations, which we may not be able to raise or it may only be available on terms unfavorable to us or our shareholders, which may result in our inability to fund our working capital requirements and harm our operational results.

Although we completed a $2.3 Million Private Placement of Bridge Securities in 2004 and Private Placements of $250,000 and $358,000 through the issuance of promissory notes in 2005, we will need additional funding for operations.

We have and expect to continue to have substantial capital expenditure and working capital needs. We believe that current cash on hand and the other sources of liquidity may not be sufficient enough to fund our operations through fiscal 2006. In that event we would need to raise additional funds to continue our operations.

To the extent that additional financing is obtained through the issuance of additional equity securities, any such issuance may involve substantial dilution to our then-existing shareholders. Additionally, to the extent that we incur indebtedness or issue debt securities, we will be subject to all of the risks associated with incurring additional indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited.

 Our auditor’s report reflects the fact that without realization of additional capital, it would be unlikely for us to continue as a going concern.

As a result of our deficiency in working capital at December 31, 2005 and other factors, our auditors have included an explanatory paragraph in their audit report regarding substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments as a result of this uncertainty. The going concern qualification may adversely impact our ability to raise the capital necessary for the continuation of operations.

It is unlikely we will be able to commit our funds to other business opportunities until we are able to obtain revenues and therefore we will remain dependent on a limited number of products, which are subject to meeting FDA approval.

Due to the fact that we are a development stage company, it is unlikely that we will be able to commit any funds to other business opportunities, until and unless we have been able to produce revenues with our MSA test or with the distribution of PDL’s products. There can be no assurance that this in fact will happen. Additionally, there can be no assurance clinical trials for FDA approval will be held or that the MSA test will be approved or ever sold in commercial quantities. Furthermore, we do not have management control over PDL to ensure that they will be able to meet USDA approval or any other necessary regulatory bodies that their products will be required to meet.

Our research and development activities, the manufacture and marketing of our intended products are subject to extensive regulation for safety, efficacy and quality by numerous government authorities in the United States and abroad. Before receiving FDA clearance to market our proposed products, we will have to demonstrate that our products are safe and effective on the patient population and effective for the intended uses.

Furthermore, clinical trials, manufacturing and marketing of medical related testing products are subject to the rigorous testing and approval process of the FDA and equivalent foreign regulatory authorities. Clinical trials and regulatory approval can take a number of years or longer to accomplish and require the expenditure of substantial financial, managerial and other resources. The time-frame necessary to achieve these developmental milestones may be long and uncertain, and we may not successfully complete these milestones. FDA clearance is also often required to conduct clinical trials.

We are subject to US and International laws and regulations which may have a material negative impact on our financial condition.

We are subject to United States and international laws and regulations regarding the development, production, sales and marketing of our medical tests that we sell. We may be required to comply with certain restrictive regulations, or potential future regulations, rules, or directives. Due to the nature of the medical and biotechnology industry, we cannot guarantee that restrictive regulations will not, in the future, be imposed. Such potential regulatory conditions or compliance with such regulations may increase our cost of operations or decrease our ability to generate income. Potentially many of our operations will be affected by federal, state and local health care regulations and could potentially be interrupted or terminated on the basis of health care or other considerations. Moreover, we are potentially subject to significant financial penalties if we violate such regulations. Attempted compliance with such regulations may affect our operations and may necessitate significant capital outlays.

We are involved in the development of new medical products, which incorporate or rely on new procedures. New procedures pose greater product liability risks and we may not have enough sufficient insurance coverage to deal with any potential liabilities.

We are involved in the development of new medical products. Products which rely upon new procedures pose greater product liability risks than previously established standardized products. Such risks include: rejection of securing approvals for the use of such products from physicians, hospitals, medical institutions, and others whose approval is required for sales and revenues to be achieved.

We may not have insurance coverage or be able to obtain sufficient amounts of insurance coverage, obtain additional insurance when needed, or obtain insurance at a reasonable cost. The lack of adequate insurance could prevent or inhibit the commercialization of our products or technologies. If we are sued for any injury caused by our products or technology, we may not have insurance coverage sufficient in an amount and scope against potential liabilities or the claims may be excluded from coverage, and our liability could exceed our total assets. Any claims against us, regardless of the merit or eventual outcome could have a material adverse effect upon our business.

We may be unable to compete successfully in the highly competitive biotechnology industry.

Competition in the biotechnology industry is intense and based significantly on scientific and technological factors. These factors include the availability of patent and other protection for technology and products, the ability to commercialize technological developments and the ability to obtain governmental approval for testing, manufacturing and marketing. We compete with other specialized biotechnology firms in the United States, and elsewhere. Biotechnology firms are not limited geographically. Many biotechnology companies have focused their development efforts in the human diagnostics and therapeutics area, including cancer. Many major pharmaceutical companies have developed or acquired internal biotechnology capabilities or made commercial arrangements with other biopharmaceutical companies. These companies, as well as academic institutions, governmental agencies and private research organizations, also compete with us in recruiting and retaining highly qualified scientific personnel and consultants. GBI and our affiliate companies have to compete against other biotech companies with greater market recognition and substantially greater financial, marketing and other resources.

We depend upon our trademarks and proprietary rights, and any failure to protect our intellectual property rights or any claims that we are infringing upon the rights of others may adversely affect our competitive position.

Our success depends, in large part, on our ability to protect our current and future products and to defend our intellectual property rights. We may be unable to acquire or maintain patents and trademarks in the United States and other countries in which we may conduct business. We cannot be sure that patents will be issued with respect to any future patent applications or that our competitors will not challenge, invalidate or circumvent any existing or future patents issued to, or licensed by, us.

Third parties may assert trademark, patent and other types of infringement or unfair competition claims against us. If forced to defend against any such claims, we may face costly litigation and diversion of technical and management personnel. Further, if efforts to enforce intellectual property rights are unsuccessful or if claims by third parties are successful, we may be required to pay financial damages or alter our business practices.

Our trade secret protection may be insufficient to protect our intellectual property.

We have attempted to protect our intellectual property. We have been, and will continue to be required to disclose our trade secrets and proprietary intellectual property not only to our employees and consultants, but also to potential corporate partners, collaborators, and contract manufacturers. In those circumstances, we use our best efforts to obtain adequate assurance of the confidential treatment of the disclosed information. However, we cannot give you any assurance that any confidentiality agreements that we may enter into with such persons will not be breached, that we would have adequate remedies for any breach, or that our trade secrets and proprietary intellectual property will not otherwise become known or be independently discovered by competitors. We believe that our competitors, many of whom are more established, and have greater financial and personnel resources than we do, may be able to replicate our processes, technology, or unique market segment products in a manner that could circumvent our protective safeguards. Furthermore, we do not have proprietary control over PDL’s products and cannot guarantee they have sufficient safeguards in place of their intellectual property. We cannot give you any assurance that our confidential business and information, nor those we have distributing rights with, will remain proprietary.

If we cannot effectively manage our growth, we may incur substantial losses.

Any dramatic growth in our business could place a substantial burden on our production capacity and administrative resources. Businesses, which grow rapidly, often have difficulty managing their growth. We have limited management depth, and we will have to employ experienced executives and key employees capable of providing the necessary support. We may be unable to do so and our management may not be able to manage our growth effectively or successfully. Rapid growth can often put a strain on management, financial, and operational resources of a company. In addition, we would likely need to enhance our operational systems and personnel procedures. Our failure to meet these challenges could cause our efforts to expand operations to prove unsuccessful and cause us to incur substantial operating losses.

Our limited resources may prevent us from retaining key employees or inhibit our ability to hire and train a sufficient number of qualified management, professional, technical and regulatory personnel.

Our success may also depend on our ability to attract and retain other qualified management and sales and marketing personnel. We compete for such persons with other companies and other organizations, some of which have substantially greater capital resources than we do. We cannot give you any assurance that we will be successful in recruiting or retaining personnel of the requisite caliber or in adequate numbers to enable us to conduct our business.

Healthcare costs may affect our future revenues and profitability if our products do not receive appropriate reimbursement from government authorities, private health care insurers.

The continuing efforts of government and insurance companies, health maintenance organizations and other payors of healthcare costs to contain or reduce costs of healthcare may affect our future revenues and profitability, and the future revenues and profitability of our potential customers, suppliers and collaborative partners and ultimately affect the availability of capital.

Our ability to commercialize our products may depend in part on the extent to which appropriate reimbursement levels for the cost of our products and related treatment are obtained by governmental authorities, private health insurers and other organizations, such as HMOs.

Even if our products are approved for marketing by the necessary regulatory authorities, the degree of market acceptance will depend upon a number of factors beyond the control of our management.

Physicians, patients, payors or the medical community in general may be unwilling to accept, utilize or recommend any of our products even if we are able to obtain regulatory approval.

The ability to create shareholder value will be materially adversely affected if future market conditions become unfavorable for prolonged periods.

Our business strategy involves creating value for the shareholders through taking our research and development products, including the MSA, through pre-clinical studies, clinical trials, FDA approval and initial commercialization. That strategy would be adversely impacted by prolonged periods of weakness in the financial markets and our inability to procure funding.

We have not accounted for the withholding of federal or state taxes upon the issuance of common stock for services rendered by our officer, employees and consultants, which may subject us to substantial tax liabilities, including penalties and interest.

In 2005, the Company did not recognize withholding tax liabilities on the issuance of shares of common stock to our officers and directors. Further, over the past several years we have issued stock compensation, to consultants who may be deemed to be employees, without withholding potential federal or state income tax liabilities.

                   The Company has based its decision not to withhold taxes on the belief such shares ofcommon stock were issued in connection with the performance of services by true consultants and not by employees, and, as such, are not subject to tax withholding requirements. There can be no assurance, however, that the IRS or state taxing authorities will agree with the Company’s position and will not assert that the Company is liable for the failure to withhold income and employment taxes with respect to the issuance of common stock services. If the Company became liable for the failure to withhold taxes on the issuances, the aggregate potential liability, exclusive of any interest or penalties, would have a material impact on the Company and its results of operations.

The Company has not recognized accruals for the potential withholding taxes, penalties and/or interest that may be imposed with respect to the withholding tax issues. If taxing authorities assert such issues and prevail related to these withholding tax issues and other related contingencies, including penalties, the liability that could be imposed by taxing authorities would be substantial.

RISKS FACTORS RELATING TO OUR COMMON STOCK

Because our common stock is deemed a low-priced “Penny” Stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment of our common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

•	Deliver to the customer, and obtain a written receipt for, a disclosure document;
•	Disclose certain price information about the stock;
•	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
•	Send monthly statements to customers with market and price information about the penny stock; and
•	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Previously our common stock was listed on the American Stock Exchange (“AMEX”) until October 2005. We were non-compliant with AMEX requirements as set forth in Parts 1, 7, 8, and 10 of the AMEX Company Guide and were consequently de-listed. We now trade on the OTC Bulletin Board and no longer incur the significant fees established by the Amex.

Our common stock is illiquid and the price of our common stock may be negatively impacted by factors which are unrelated to our operations.

Our common stock currently trades on a limited basis on the OTC Bulletin Board. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

Our common shares are currently listed for public trading on the OTC Bulletin Board. The trading price of our common shares has been subject to wide fluctuations. Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies, especially those with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if initiated, could result in substantial costs for us and a diversion of management's attention and resources.

We do not expect to pay dividends for the foreseeable future.

For the foreseeable future, it is anticipated that earnings, if any, that may be generated from our operations will be used to finance our operations and that cash dividends will not be paid to holders of our common stock.

Our Certificate of Incorporation authorized our Board of Directors to issue up to 100,000,000 shares of preferred stock, which could adversely affect the voting power of our common stock holders.

The Board of Directors is authorized, without further approval of our shareholders, to fix the dividend rights and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences, privileges and restrictions applicable to each new series of preferred stock. The issuance of such stock could adversely affect the voting power of the holders of Common Stock and, under certain circumstances, make it more difficult for a third party to gain control of the Company, discourage bids for the common stock at a premium, or otherwise adversely affect the market price of the common stock. As of the date of this filing, we have authorized 2,000,000 shares of Class A Convertible Preferred Stock (“Class A Preferred Stock”) of which 63,562 are issued and outstanding. Class A Preferred Stock is subject to anti-dilution provisions which could cause additional shares of Common Stock to be issued upon completion of any future financings.

ITEM 7. FINANCIAL STATEMENTS

See Index to Financial Statements and Financial Statement Footnotes appearing on page F-1 through F-25 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 12, 2005, we terminated the appointment of KPMG LLP as our independent accountants and engaged De Joya & Company LLC, as our independent accountants for the year ended December 31, 2004. The change in accountants was recommended and approved by our Executive Management and our Board of Directors. Subsequent to signing our engagement letter with De Joya & Company LLC, the independent accountants resigned and the new firm of De Joya Griffith & Company, LLC was retained.

The reports of KPMG LLP on the consolidated financial statements for the fiscal years ended December 31, 2003 and 2002 and the period from September 19, 1994 (inception) to December 31, 2003 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except the report contained an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

There were no disagreements between us and KPMG LLP for the fiscal years ended December 31, 2003 and 2002 and in the subsequent interim periods from December 31, 2003 through and including May 11, 2005 (the “Prior Period”) on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which disagreements, if not resolved to the satisfaction of KPMG LLP, would have caused KPMG LLP to make reference to the subject matter of the disagreement in connection with its audit report.

The change in accountants did not result from any dissatisfaction with the quality of professional services rendered by KPMG LLC, as the independent accountants of the Company. We filed notice of this change on Form 8-K dated May 18, 2005.

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

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitations, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive office and principal officer, as appropriate to allow timely decisions regarding required disclosure.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Name	Age	Title
E. Greg McCartney (1)	55	Chairman of the Board, President, Chief Executive Officer
T.J. Lou McKinney, C.A. (2)	71	Chief Financial Officer and Director
Lawrence J. Pasemko (3)	69	Executive Vice President and Director
Ian B. Woods, M.D., Ph.D.	62	Director
Antony Dyakowski	62	Director
Doug C. Lane (4)	56	Director, Interim Chief Executive Officer and Chairman of the Board
(1)

Upon the filing of our 2005 10-KSB, Mr. McCartney intends to tender his resignation as our Chief Executive Officer, President and Chairman of the Board. Mr. McCartney will remain as a director of the Company.

(2)	On March 31, 2006, Mr. McKinney submitted his resignation as Chief Financial Officer and Director. Mr. McCartney was appointed to serve as our Principal Accounting Officer.
(3)	On March 31, 2006, Mr. Pasemko submitted his resignation as Executive Vice President and Director.

(4)

We have entered into an engagement agreement with Experigen Management Company, whereby Mr. Lane, Experigen’s President, will serve as a non-employee Interim Chief Executive Officer upon Mr. McCartney’s resignation. Concurrent with the resignations of Mr. McKinney and Mr. Pasemko from the Board of Directors, Mr. Lane was appointed to serve as the Chairman of the Board.

E. Greg McCartney has been the senior officer of the Company since 1995. Until March 31, 2006, he served as Chairman of the Board but upon the appointment of Doug C. Lane, Mr. McCartney has agreed to step down as Chairman and remain as a director. Mr. McCartney remains as the President and Chief Executive Officer until the filing of this report. Upon filing of the 2005 10-KSB, Mr. McCartney intends to tender his resignation from these positions. In addition to his positions at Genesis Bioventures, he serves as President of Aspenwood Holdings Corporation, a family investment firm and an entity in which we currently have a consulting agreement with. Mr. McCartney was a founding member of a number of private enterprises involved in the field of electronics, distribution and real estate development.

T.J. Lou McKinney, CA. was first appointed a Director of the Company in August 2000 and assumed the position of Chief Financial Officer in 2001. In addition to his positions at Genesis Bioventures, he serves as President of No. 134 Corporate Ventures Ltd, an entity in which we currently have a consulting agreement with. Mr. McKinney served as the Company’s Chief Financial Officer until March 31, 2006, when he submitted his resignation as Chief Financial Officer and director. He has provided senior management and financial consulting services for over 30 years, most recently through Sperrin Enterprises, a private company that he founded in 1992. He was a co-founder of Ondine Biopharma, Inc., where he served as CFO and Director until 1999, and worked as a financial advisor to Forbes Medi-Tech, a publicly listed biopharmaceutical company, from 1997 to 1998. Previously, Mr. McKinney was President and CEO of two Canadian securities firms and served as Manager of Corporate Services for C.M. Oliver & Company, a British Columbia brokerage firm. From 1961 to 1986 he held senior management positions in real estate development companies, was President and CEO of a Canadian institutional food distributor, and held senior financial positions with several large construction and real estate companies. Mr. McKinney obtained his CA while working with Thorne, Mullholland, Howson & McPherson, the predecessor to KPMG.

L.J. Pasemko was the Executive Vice President and Director of the Company until he submitted his resignation on March 31, 2006. In addition to his positions at Genesis Bioventures, he serves as President of 553867 BC Ltd, an entity in which we currently have a consulting agreement with. Prior to serving as our Executive Vice President, Mr. Pasemko was formerly the Chief Financial Officer of the Company from 1995 to April 2001. He assumed the position of Executive Vice-President in 2001. Before coming to work for the Company, Mr. Pasemko was formerly the CASE co-coordinator of the Federal Business Development Bank of Canada; President, General Manager of two automobile dealerships and owner of an industrial supply company. His earlier years were in management positions with Ford Motor Company and Chrysler Corporation.

Dr. Ian B. Woods, M.D., Ph.D currently serves as a Director of the Company. He was the Company’s Vice President of Science and Technology from 2001 to 2003 and was the Company’s Vice President, Operations from 1998 to 2000. Dr. Woods is the senior founding partner of the Burke Mountain Medical Centre in Port Coquitlam, British Columbia, where he has conducted a general medical practice since 1977. Over the last 10 years, he has provided medical and scientific consulting services to a number of public and private companies in the medical sector. He has also served for over 20 years at various times on the Medical Advisory, Pediatric Advisor, and Medical Manpower Committees on the Royal Columbian Hospital in British Columbia, Canada. He received his Ph.D. in Physics and his M.D. from the University of British Columbia.

Antony S. Dyakowski is a Director of the Company and has been actively involved with Genesis Bioventures since its inception. Mr. Dyakowski was appointed as a Director and agreed to Chair the Company’s audit committee on May 1, 2005 when filling the vacancy left by Mr. Robert F. Lutz, who resigned in January 2005 from the Board. Mr. Dyakowski has over 35 years of experience in raising corporate and venture capital, corporate management, and many other phases of business concerning equity markets. In the past he has secured well over $25,000,000 in venture and corporate capital for various projects ranging from oil and gas to medical equipment and biomedical research and development. Mr. Dyakowski received his BA in Geography/Geology from the University of British Columbia.

Doug C. Lane currently is the President and Founder of Experigen Management Company, which provides professional management and interim senior executive management services to small cap and micro cap public and private technology and biotechnology companies. Mr. Lane has over 30 years experience in the biotechnology industry ranging from his clinical laboratory experience to serving in executive positions for various biotech companies. Prior to founding Experigen in 2005, Mr. Lane served as the President, Chief Executive Officer, Chairman and Director of ViaLogy Corp. from 2001 to 2005. Mr. Lane helped ViaLogy from its initial application to revenue production in multiple markets based on complex technology and an IP portfolio with no Prior Art patents. From 1999-2001 Mr. Lane was a Principal at Interhealth Development Company where he assisted in developing life and science technology business in the United States as well as Europe. During his time there, he was able to restructure its business, capital structure, and management. Mr. Lane also gained experience in Business Development through his many years as a director of SmithKline Beecham Clinical Labs and SmithKline Beecham Pharmaceuticals between the years of 1987-1995. During his time at SmithKline’s Clinical Labs he managed mergers and acquisitions and developed diagnostic and genomic technology platforms. While at SmithKline’s Pharmaceuticals, Mr. Lane managed the Research and Development’s business initiative in the genomic drug discovery, which was a joint venture with Human Genome Sciences and The Institute for Genomic Research.

Mr. Lane has a degree in Psychology from the University of Southern California, a degree in Microbiology and Biochemistry from California State University, Chico, and a MBA in Finance from Golden Gate University.

Limitation of Liability of Directors

So far as permitted by law, our Certificate of Incorporation and By-Laws of GBI provide that the Company will indemnify our directors and officers against expenses and liabilities they incur to defend, settle or satisfy any civil or criminal action brought against them on account of their being or having been Company directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or to have engaged in willful misconduct. As a result of such provisions, shareholders may be unable to recover damages against the directors and officers of the Company for actions taken by them which constitute negligence or a violation of their fiduciary duties. This may reduce the likelihood of shareholders instituting derivative litigation against directors and officers and may discourage or deter shareholders from suing directors, officers, employees and agents of the Company for breaches of their duty of care, even though such action, if successful, might otherwise benefit the Company and its shareholders.

Election of Directors and Officers

Each director holds office until our annual meeting of shareholders and until his/her successor is duly elected and qualified. Officers are elected by the Board of Directors and hold office at the discretion of the Board of Directors.

No Executive Officer or Director of the Corporation has been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No Executive Officer or Director of the Corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

No Executive Officer or Director of the Corporation is the subject of any pending legal proceedings.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended, generally requires the Company’s directors and executive officers and persons who own more than 10% of a registered class of the Company’s equity securities (10% owners) to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors and executive officers and 10% owners are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. All reports required by Section 16(a) were filed in connection with the securities issuances to our officers and directors during fiscal 2005.

Audit Committee

In May 2005, we established and appointed a member of the Board to the Audit Committee in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934. Mr. Dyakowski agreed to Chair the Audit Committee upon joining the Board of Directors. The

AMEX Company Guide requires the establishment of an Audit Committee, whereby a majority of the committee must qualify as independent director for small business issuers as defined by Section 121(b)(2)(c) and Section 10A(m) of the Securities Exchange Act of 1934, and Rule 10A-3 thereunder.

The Audit Committee has the sole authority to appoint (subject to ratification by our shareholders) and, when deemed appropriate’ replace our independent auditors, and has established a policy of pre-approving all audit and permissible non-audit services provided by our independent auditors. The Audit Committee has, among other things, the responsibility to evaluate the qualifications and independence of our independent auditors; to review and approve the scope and results of the annual audit; to evaluate with the independent auditors our financial staff and the adequacy and effectiveness of our systems and internal financial controls; to review and discuss with management and the independent auditors the content of our financial statements prior to the filing of our quarterly reports on Form 10-QSB and annual reports on Form 10-KSB; to review the content and clarity of our proposed communications with investors regarding our operating results and other financial matters; to review significant changes in our accounting polices; to establish procedures for receiving, retaining, and investigating reports of illegal acts involving us or complaints or concerns regarding questionable accounting or auditing matters, and supervise the investigation of any such reports, complaints or concerns; to establish procedures for the confidential, anonymous submission by our employees of concerns or complaints regarding questionable accounting or auditing matters; and to provide sufficient opportunity for the independent auditors to meet with the committee without management present.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
•	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;
•	Compliance with applicable governmental laws, rules and regulations;
•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
•	Accountability for adherence to the code.

We adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our officers and directors serve in all the above capacities. We will provide an electronic or paper copy of the code of ethics free of charge, upon request made to the Company. If any substantive amendments are made to the written code of ethics, or if any waiver (including any implicit waiver) is granted from any provision of the code to our Chief

Executive Officer, Chief Financial Officer or Corporate Controller, we will disclose the nature of such amendment or waiver in a report on Form 8-K.

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our board of directors performed some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are a development stage company with limited operations and resources.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and other executive officers with annual compensation exceeding $100,000 during the most recent fiscal year ending December 31, 2005 and for the fiscal years ending December 31, 2004 and 2003. On June 30, 2003 the executive officers and certain other employees signed letters of forgiveness waiving fifty percent of the outstanding salaries due at that date. The total amount of salaries waived was $489,905.

(b) Summary Compensation Table

Name and Principal Position	Year	Annual Compensation			Long Term Compensation
		Salary	Bonus	Other Annual Compen-sation	Awards		Payouts	All other compen-sation
					Restricted Stock	Options	LTIP Payouts
E. Greg McCartney, President and Chief Executive Officer	2005 2004 2003	$132,000 $132,000 $132,000	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-
Lawrence J. Pasemko, Executive Vice President	2005 2004 2003	$120,000 $120,000 $120,000	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

Stock Options

No Stock Options were granted in the year ended December 31, 2005. The following table provides information with respect to the stock option grants made to the Named Executive Officers during the 2002 fiscal year under our 2001 Stock Option Plan and options granted outside of the plan. No stock appreciation rights were granted during such fiscal year to the Executive Officers.

	Shares Acquired on Exercise	Value Realized	Number of Unexercised Options at December 31, 2005 (1)	Value of Unexercised In-the-Money Options at December 31, 2005
E. Greg McCartney	-	-	612,500	-
Lawrence Pasemko	-	-	612,500	-
(1)	There were no unexercisable options as of December 31, 2005.

Compensation Committee

We currently do not have a compensation committee of the board of directors. However, the board of directors may establish a compensation committee once the company is no longer in its development stage, which would consist of inside directors and independent members. Until a formal committee is established, our Board of Directors will review all forms of compensation provided to our executive officers, directors, consultants and employees including stock compensation and loans.

Options Granted

During fiscal year 2000, we adopted a stock option plan, “Year 2000 Stock Option Plan”. We also adopted a new stock option plan in fiscal year 2001, “Year 2001 Stock Option Plan” that authorizes the issuance of 2,000,000 stock options to officers, directors, employees and consultants to acquire shares of our common stock.

The Board of Directors determines the terms of the options granted, including the number of options granted, the exercise price and the vesting schedule. The exercise price for the stock options shall not be less than the fair market value of the underlying stock at the date of grant, and have terms no longer than ten (10) years from the date of grant.

On April 7, 2003, we repriced all stock options issued to officers, directors and employees to be exercisable at the then fair value of our common stock of $0.48 per share. We are required to account for the repricing of stock options using variable accounting from the date of modification. Any increase in the intrinsic value of the repriced options will decrease reported earnings, and any subsequent decrease in intrinsic value will increase reported earnings, except that the intrinsic value can never be less than zero. There is a potential for a variable non-cash charge in each reporting period until all of our repriced stock options are exercised, forfeited or expire. During the year ended December 31, 2005, we had a minimal compensation expense recovery and in 2004, $335,700 compensation expense under variable accounting has been recorded in salaries and benefits.

Stock option activity since the inception of the Company's plans is presented below:

Date Granted	Weighted Average Exercise Price	Number of Shares

December 31, 2001
Outstanding	$1.74	1,785,000
Granted	$1.00	470,000
Exercised	$1.06	36,097
Cancelled	$1.00	46,227
Expired	-	-0-

December 31, 2002
Outstanding	$1.53	2,172,676
Granted	-	-0-
Exercised	-	-0-
Cancelled	$1.59	82,676
Original amended award terms	$1.52	1,700,000
Amended proposed awards	$0.48	1,700,000

December 31, 2003
Outstanding	$0.64	2,090,000
Granted	$0.39	1,268,903

December 31, 2004
Outstanding	$0.55	3,358,903
Granted	$0.10	50,000
Exercised	-	-0-
Cancelled	$0.92	210,000
Original amended award terms	$0.45	2,988,903
Amended proposed awards	$0.10	2,988,903

December 31, 2005
Outstanding	$0.13	3,198,903

Employment Contracts and Termination of Employment

Messrs. E. G. McCartney, Chairman, Larry Pasemko, Executive Vice-President, T.J. Louis McKinney, Chief Financial Officer are parties to employment agreements through private corporations, whereby they serve as presidents. The original agreements had a two-year term, which expired on January 1, 2004 and were extended to June 30, 2005. New employment agreements were entered into on January 1, 2005 for three year terms superseding the previous agreements. The agreements contain confidentiality clauses and provide for early termination for change in control or relocation of the Company’s principal offices. Due to the Company’s plans for reorganization and relocation, Mr. McKinney and Mr. Pasemko submitted resignations as of March 31, 2006. Mr. McCartney plans to tender his resignation upon the filing of the report.

We have entered into a non-employee Interim Chief Executive Officer Engagement letter with Experigen Management, whereby Doug C. Lane, the President of Experigen, will perform the services of our Interim Chief Executive Officer for a term of 18 months. Upon certain criteria being fulfilled a full time employee agreement will be entered into between us and Doug C. Lane to serve as the CEO.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on December 31, 2005, held by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers. The percentage of beneficial ownership for the following table is based on 36,798,130 shares of common stock outstanding as of December 31, 2005.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after December 31, 2005 through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Security Ownership of Management and Directors

Name of Beneficial Owner (1)	Number of Shares	Percent of Outstanding Shares of Common Stock (2)
E. Greg McCartney, Chief Executive Officer and President	1,033,764	2.81%
Lawrence J. Pasemko, Executive Vice President	1,042,764	2.83%
T.J. Lou McKinney, Chief Financial Officer	395,000	1.07%
Ian B. Woods, M.D., Ph.D., Director	690,000	1.88%
Antony S. Dyakowski, Director	2,500	0.0%

Directors and Officers as a Group	3,164,028	8.6%

(1)

As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). The address of each person is care of the Company.

(2)	Figures are rounded to the nearest hundredth of a percent.

Security Ownership of Certain Beneficial Owners

Name of Beneficial Owner (1)	Number of Shares	Percent of Class (2)
The Lutz Family Trust	5,243,047	14.25%
Victor Voebel, Jr.	2,500,000	6.79%

Beneficial Owners as a Group	7,734,047	21.02%
(1)

As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).

(2)	Figures are rounded to the nearest hundredth of a percent.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On July 7, 2005, pursuant to a letter agreement dated November 4, 2004, we paid, to the former President, $175,000 in a lump sum, which together with the previously transferred 400,000 registered common shares, provided full settlement of all claims relating to a Statement of Claim filed in the Supreme Court of British Columbia on December 18, 2001 against GBI, two Directors and their related management company. Two Directors provided the 400,000 common shares out of their personal holdings and were subsequently reimbursed through GBI’s issuance of Promissory Convertible Notes of $66,000 each and Greg McCartney received an additional Promissory Convertible Note for $22,000 as compensation for his personal guarantee of the obligation.

E. Greg McCartney

We signed a consulting agreement with Aspenwood Holdings, Inc., which Mr. McCartney is the President of. Pursuant to the agreement with Aspenwood, Mr. McCartney operates as our Chief Executive Officer. As a result of our reorganization and plans to relocate our operations, Mr. McCartney plans to tender his resignation and terminate our agreement with Aspenwood Holdings upon the filing of this report.

T.J. Lou McKinney

We signed a consulting agreement with No. 134 Corporate Ventures (“Corporate Ventures”), which Mr. McKinney is the President of. Pursuant to the agreement with Corporate Ventures, Mr. McKinney operated as our Chief Financial Officer. Upon our decision to reorganize and eventually relocate our operations, Mr. McKinney submitted his resignation as our Chief Financial Officer and terminated our agreement with Corporate Ventures on March 31, 2006.

Lawrence Pasemko

We signed a consulting agreement with 553867 BC Ltd (“BC”), which Mr. Pasemko is the President. Pursuant to the agreement with BC, Mr. Pasemko operated as our Executive Vice President. Upon our decision to reorganize and eventually relocate our operations, Mr. Pasemko submitted his resignation as our Executive Vice President and terminated our agreement with BC on March 31, 2006.

ITEM 13. EXHIBITS

(a)	EXHIBITS

Exhibit Number	Description
2.1	Merger Agreement with Corgenix Medical Corporation, dated March 12, 2004 (Incorporated by reference to Exhibit 2.1 to Form 10-KSB, filed on April 14, 2004 )
2.2	Amended and Restated Plan of Merger, dated May 21, 2004 (Incorporated by reference to Exhibit 2.2 to Form S-3, filed on May 26, 2004)
2.3	Merger Agreement between Corgenix, Efoora, Prion Developmental Laboratories, and Genesis Bioventures, dated Mary 25, 2004 (Incorporated by reference to Exhibit 2.3 to Form 8-K, filed on June 2, 2004)
2.4	Settlement Agreement with Biotherapies, Paul Ervin, and Genesis Bioventures dated June 9, 2004 (Incorporated by reference to Exhibit 2.4 to Form 8-K, filed on June 18, 2004)
2.5	Amended Agreement and Plan of Merger between Corgenix and Genesis Bioventures, dated December 31, 2004 (Incorporated by reference to Exhibit 2.5 on Form 8-K, filed on January 6, 2005)
2.6	Letter of Termination of Merger from Corgenix, dated January 19, 2005 (Incorporated by reference to Exhibit 2.6 to Form 8-K, filed on January 19, 2005)
3i	Articles of Incorporation
(a)Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 on Form 10SB12G, filed on August 13, 1999)
(b)Amendment to Certificate of Incorporation (Incorporated by reference to Exhibit 3.2 on Form 10SB12G, filed on October 14, 1999)
3ii	Amended and Restated Bylaws (Incorporated by reference to Exhibit3.2 on Form 8-A12B, filed on December 18, 2000)
4.1	Class A Convertible Preferred Stock definition (Incorporated by reference to Exhibit 3.2 on Form 10SB12G, filed on October 14, 1999)
4.2	Specimen Form of stock Certificate (Incorporated by reference to Exhibit 4.1 on Form 8-A12B, filed on December 18, 2000)
4.3	Convertible Note, dated March 12, 2004 (Incorporated by reference to Exhibit 4.1 on Form 8-K, filed on March 24, 2004)
4.5	Warrant Certificate, dated March 12, 2004 (Incorporated by reference to Exhibit 4.1 on Form 8-K, filed on March 24, 2004
4.6	Convertible Promissory Note with Corgenix, dated March 12, 2004 (Incorporated by reference to Exhibit 4.2 on Form 8-K, filed on March 12, 2004)
4.7	Warrant Certificate, dated September 17, 2004 (Incorporated by reference to Exhibit 4.1.1 on Form 8-K, filed on September 23, 2004)
10.1	Joint Venture Agreement and Limited Liability Company Operating Agreement of Biomedical Diagnostics, LLC (Incorporated by reference to Exhibit 10.1 on Form 10SB12G, filed on August 13, 1999)

10.2	Amended and Restated Limited Liability Company Agreement Biomedical Diagnostics, LLC (Incorporated by reference to Exhibit 10.2 on Form 10SB12G, filed on October 14, 1999)
10.3	Management Services Agreement between BioLabs, Inc. and Tynehead Capital Corp. (Incorporated by reference to Exhibit 10.3 on Form 10SB12G, filed on October 14, 1999)
10.4	Letter Agreement with DynaMed, Inc., dated September 2, 1999 (Incorporated by reference to Exhibit 10.4 on Form 10SB12G/A, filed on December 8, 1999)
10.5	Stock Option Agreement under the Amended and Restated BioLabs Stock Option Plan (Incorporated by reference to Exhibit 10.5 on Form S-8, filed on April 27, 2000)
10.6	Amended and Restated Stock Option Plan (Incorporated by reference to Exhibit 10.6 on Form S-8, filed on April 27, 2000)
10.7	Warrant to Purchase Shares (Incorporated by reference to Exhibit 10.7 on Form S-8, filed on April 27, 2000)
10.8

Investment Agreement between Prion Developmental Laboratories, Inc., Efoora, Inc., and BioLabs, Inc., dated September 8, 2000 (Incorporated by reference to Exhibit 99.1 on Form 8-K, filed on September 25, 2000)

10.9	Warrant issued by Prion Developmental Laboratories, Inc. in favor of BioLabs, Inc., dated September 8, 2000 (Incorporated by reference to Exhibit 99.2 on Form 8-K, filed on September 25, 2000)
10.10

Purchase and Sale Agreement between BioLabs, Inc. and DynaMed, Inc., Antony Dyakowski, Elio Gugliemi, Kevin O’Farrell and Roberts Soon (Incorporated by reference to Exhibit 99.1 of Form 8-K, filed on December 20, 2000)

10.11	Year 2000 Stock Option Plan, 2001 Stock Incentive Plan and Stock Option Grants Outside of Plan (Incorporated by reference to Exhibit 4.1 on Form S-8, filed on December 4, 2001)
10.12	2001 Stock Incentive Plan (Incorporated by Reference to Exhibit 4.2 on Form S-8, filed on December 4, 2001)
10.13	Purchase Agreement between Genesis Bioventures and Biotherapies, Inc., dated November 30, 2001 (Incorporated by reference to Exhibit 99.1 on Form 8-K, filed on December 17, 2001)
10.14	Mammastatin Sublicense Agreement between Genesis Bioventures and Biotherapies, Inc., dated November 30, 2001 (Incorporated by reference to Exhibit 99.2 on Form 8-K, filed on December 17, 2001)
10.15	P & O Technology License Agreement between Genesis Bioventures and Biotherapies, Inc., dated November 30, 2001 (Incorporated by reference to Exhibit 99.3 on Form 8-K, filed on December 17, 2001)
10.16	GBS 2002 Consulting Services Plan (Incorporated by reference to Exhibit 10.1 on Form S-8, filed on October 2, 2002)
10.17	GBS 2002 Stock Award Plan (Incorporated by reference to Exhibit 10.1 on Form S-8, filed on March 5, 2003)
10.18	Service Agreement between ARUP and Biomedical Diagnostics, Inc., dated June 13, 2001 (Incorporated by reference)
10.19	Non-Disclosure Agreement with University of Michigan, dated April 9, 2003 (Incorporated by reference)
10.20	Engagement Agreement between Genesis Bioventures, Inc. and Experigen Management Company, dated March 31, 2006 (Incorporated by reference to Exhibit 10 on Form 8-K, filed on April 13, 2006)
10.21*	Exclusive Distribution and License Agreement between Prion Developmental Laboratories, Inc. and Genesis Bioventures, dated October 31, 2005
10.22*	Exclusive Distribution and License Agreement between Prion Developmental Laboratories, Inc. and Genesis Bioventures, dated January 25, 2006
10.23*	Amendments to University of Michigan License Agreement, dated May 12, 2004

10.24*	Amendment to University of Michigan License Agreement, dated October 14, 2005
14	Code of Ethics (Incorporated by reference to Exhibit 14 on Form 10-KSB, filed on April 14, 2004)
21*	List of Subsidiaries of Genesis Bioventures, Inc.
31*	Certification of E. Greg McCartney pursuant to Section 302 of the Sarbanes-Oxley Act.
32*	Certification of E. Greg McCartney pursuant to Section 906 of the Sarbanes-Oxley Act.

________________________

*	Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by De Joya Griffith & Company, LLC for the audit of our 2005 annual financial statements and review of the financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for 2005 were $61,000.

The aggregate fees billed for professional services rendered by De Joya & Company, for the 2004 review of the financial statements included in our Form 10-QSB, prior to changing of accountants, or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for 2004 were $5,000

The aggregate fees billed for professional services rendered by KPMG, LLC, for the 2004 review of the financial statements included in our Form 10-QSB, prior to changing of accountants, or services that are normally provided by the accountant in connection with statutory and regulatory approximately $82,000

(2) AUDIT-RELATED FEES

The aggregate fees billed for the fiscal year ended December 31, 2005, for assurance and related services by De Joya Griffith & Company, LLC, that are reasonably related to the performance of the review of the registrant’s financial statements for fiscal year 2005 were $-0-.

The aggregate fees billed for the fiscal year ended December 31, 2004, for assurance and related services by De Joya & Company, LLC that are reasonably related to the performance of the audit of the registrant’s financial statements for fiscal year 2004 were $-0-.

The aggregate fees billed for the fiscal year ended December 31, 2004, for assurance and related services by KPMG, LLC, that are reasonably related to the performance of the review of the registrant's financial statements for fiscal year 2004 were $-0-.

(3) TAX FEES

NONE

(4) ALL OTHER FEES

NONE

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

Since the audit committee’s inception it has pre-approved all audit and non-audit services.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESIS BIOVENTURES, INC.

By: /s/ E. Greg McCartney
E Greg McCartney, President

Date: April 17, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ E. Greg McCartney	Director & President	April 17, 2006
E. Greg McCartney	(Principal Executive Officer & Principal Financial Officer)

/s/ Ian B. Woods	Director	April 17, 2006
Ian B. Woods, M.D., Ph.D.

/s/ Antony Dyakowski	Director	April 17, 2006
Antony Dyakowski

/s/ Doug C. Lane	Director	April 17, 2006
Doug C. Lane

De Joya Griffith & Company, LLC

Certified Public Accountants

6330 McLeod Drive, Suite 1

Las Vegas, NV 89120

702.735.1852 (tel)

702.736.1608 (fax)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of Genesis Bioventures, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statement of operations, comprehensive loss, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genesis Bioventures, Inc. and subsidiaries as of December 31, 2005, and the results of its operations and cash flows for the year ended December 31, 2005 and 2004 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, negative working capital, and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC

Las Vegas, NV

April 17, 2006

F-1

GENESIS BIOVENTURES, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$30,201	$1,181
Accounts and other receivables	3,733	4,289
Advances receivable - Prion Developmental Laboratories, Inc.	50,277	-
Total current assets	84,211	5,470
Loan receivable (Note 4)	-	200,000
Property and equipment (Note 6)	4,397	5,739
Medical technology licenses (Note 8)	5,273,308	7,081,296
Deferred financial costs	5,848	202,513
Total assets	$5,367,764	$7,495,018

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$991,098	$1,514,480
Accounts payable and accrued liabilities, related parties (Note 11)	410,051	875,572
Promissory notes payable (Note 9)	2,834,147	1,684,421
Promissory notes payable, related parties (Note 9)	700,000	700,000
Total current liabilities	4,935,296	4,774,473
STOCKHOLDERS’ EQUITY: (Note 10)
Common stock, $.0001 par value:
Authorized 100,000,000 shares;
Issued: 36,798,147 (2004 - 31,060,156)	3,680	3,106
Preferred stock, $.0001 par value.
Authorized 100,000,000 shares;
Issued: 63,562 (2004 - 63,562)	6	6
Additional paid-in capital	46,709,429	43,111,991
Common share subscriptions	135,000	19,000
Deficit accumulated during the development stage	(46,415,647)	(40,413,558)
Total stockholders' equity	432,468	2,720,545
Total liabilities and stockholders' equity	$5,367,764	$7,495,018

GOING CONCERN (Note 1)

COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS (Notes 3, 5 and 15)

PROPOSED BUSINESS ACQUISITION (Note 16)

SUBSEQUENT EVENTS (Note 17)

GENESIS BIOVENTURES, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in United States dollars)

Period from
September 19,
1994
(inception) to
Years ended December 31,	December 31,
2005	2004	2005

Expenses:

Amortization	$1,809,330	$1,869,108	$7,674,241
Loss on foreign exchange	9,836	15,275	183,627
Investor relations:
Stock-based compensation	14,523	239,671	1,463,704
Incurred	2,284	2,372	985,369
Legal and accounting	111,819	314,626	2,452,392
Listing and share transfer fees	16,095	123,379	501,113
Management and consulting fees:
Stock-based compensation	1,284,572	44,594	6,106,234
Incurred	608,371	(39,300)	2,612,885
Office and miscellaneous	9,059	90,672	521,882
Rent and occupancy costs	54,705	58,510	705,519
Salaries and benefits:
Stock-based compensation	-	(335,700)	52,850
Incurred	(1,674)	412,129	1,697,915
Telephone	16,937	16,609	155,940
Travel and promotion	35,760	53,900	1,214,718
In-process research and development (Note 3)	-	-	750,000
Research and development	338,771	339,548	1,585,618
Royalty fees	-	5,000	105,291
4,310,388	3,210,393	28,769,298

Loss before other expense	(4,310,388)	(3,210,393)	(28,769,298)

Other income (expense):

Other income	5,608	19,246	163,928
Interest income	-	-	80,419

Interest and bank charges:

Incurred	(356,874)	(409,418)	(1,669,141)
Amortization of deemed discount (Note 9)	(1,140,435)	(1,196,042)	(5,078,207)

Equity in loss of investments: (Note 7)

Prion Developmental Laboratories, Inc.	(200,000)	-	(2,636,553)
Biotherapies Incorporated	-	-	(5,437,610)
Biomedical Diagnostics, LLC	-	-	(3,357,253)
Gain (loss) on debt settlements	-	(221,301)	624,803
Loss for the period	$(6,002,089)	$(5,017,908)	$(46,078,912)

Loss per common share, basic and diluted (Notes 2(k) and 10(b))	$(0.19)	$(0.17)	$(3.43)

Weighted average number of common shares outstanding,

basic and diluted	31,496,484	29,690,990	13,449,449

GENESIS BIOVENTURES, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Expressed in United States dollars)

Common shares			Common share	Preferred shares			Additional	Deficit	Total
Number			subscriptions		Number		paid-in	accumulated during	stockholders’
of shares		Amount	Number	Amount	of shares	Amount	capital	development stage	equity
Issue of common stock for cash on organization of the Company	8,816,992	$8,817	-	$-	-	$-	$-	$-	$8,817
Loss for the period	-	-	-	-	-	-	-	(147,192)	(147,192)
Balance, December 31, 1995	8,816,992	8,817	-	-	-	-	-	(147,192)	(138,375)
Consolidation of shares in November on a 50 for 1 basis	(8,640,456)	(8,799)	-	-	-	-	8,799	-	-
Loss for the period	-	-	-	-	-	-	-	(184,403)	(184,403)

Balance, December 31, 1996	176,536	18	-	-	-	-	8,799	(331,595)	(322,778)
Issue of common stock for settlement of debt	3,000,000	300	-	-	-	-	119,700	-	120,000
Loss for the period	-	-	-	-	-	-	-	(191,118)	(191,118)
Balance, December 31, 1997	3,176,536	318	-	-	-	-	128,499	(522,713)	(393,896)
Issue of common stock for settlement of debt	3,000,000	300	-	-	-	-	347,095	-	347,395
Issue of common stock for cash	1,010,000	101	-	-	-	-	708,736	-	708,837
Loss for the period	-	-	-	-	-	-	-	(1,077,958)	(1,077,958)
Balance, December 31, 1998	7,186,536	719	-	-	-	-	1,184,330	(1,600,671)	(415,622)
Issue of common stock for settlement of debt	872,500	87	-	-	-	-	872,413	-	872,500
Common stock returned	(39)	-	-	-	-	-	-	-	-
Issue of common stock for service	60,000	6	-	-	-	-	59,994	-	60,000
Issue of common stock for shares of Biotherapies Incorporated	60,000	6	-	-	-	-	239,994	-	240,000
Issue of preferred stock for cash	-	-	-	-	2,000,000	200	5,210,976	-	5,211,176
Fair value of options issued to consultants	-	-	-	-	-	-	81,252	-	81,252
Beneficial feature of preferred stock issued	-	-	-	-	-	-	354,735	-	354,735
Deemed dividends on preferred stock	-	-	-	-	-	-	232,065	(232,065)	-
Loss for the period	-	-	-	-	-	-	-	(1,737,210)	(1,737,210)
Balance, December 31, 1999	8,178,997	818	-	-	2,000,000	200	8,235,759	(3,569,946)	4,666,831
Issue of common stock for settlement of debt	240,528	24	-	-	-	-	309,498	-	309,522
Exercise of share purchase warrants for cash	9,000	1	-	-	-	-	62,999	-	63,000

Issue of common stock for cash (net of cash share issue costs of $214,139 and non-cash of $26,500)	629,586 63 -- - - 2,058,013 - 2,058,076

continued...

GENESIS BIOVENTURES, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Expressed in United States dollars)

Issue of common stock for financing services provided	2,000	-	-	-	-	-	26,500	-	26,500
Issue of common stock on acquisition of Biotherapies Incorporated .	1,100,000	110	-	-	-	-	4,330,590	-	4,330,700
Stock options exercised for cash	68,500	7	-	-	-	-	129,593	-	129,600
Issue of warrants to holders of promissory notes	-	-	-	-	-	-	897,554	-	897,554
Issue of common stock on conversion of convertible preferred shares	758,464	76	-	-	(758,464)	(76)	-	-	-
Deemed dividends on preferred stock	-	-	-	-	-	-	122,670	(122,670)	-
Fair value of options issued to employees and consultants	-	-	-	-	-	-	686,448	-	686,448
Common shares subscribed, not issued	-	-	150,001	-	-	-	-	-	-
Note receivable shares subscriptions	-	-	(150,001)	-	-	-	-	-	-
Loss for the period	-	-	-	-	-	-	-	(5,868,006)	(5,868,006)
Balance, December 31, 2000	10,987,075	1,099	-	-	1,241,536	124	16,859,624	(9,560,622)	7,300,225

...continued

Common shares		Common share	Preferred shares		Additional		Deficit	Total
Number	subscriptions			Number		paid-in	accumulated during	stockholders’
of shares	Amount	Number	Amount	of shares	Amount	capital	development stage	equity

Issue of common stock for settlement of debt and accrued interest	1,004,605	100	-	-	-	-	1,757,959	-	1,758,059
Issue of common shares for cash (net of $15,001 non-cash issue costs)	70,589	7	-	-	-	-	134,994	-	135,001
Issue of common stock for financing services provided	21,559	2	-	-	-	-	42,549	-	42,551

Issuance of common stock for cash (net of cash share issue costs of $86,515 and non-cash of $27,550)	691,000 69 -- - - 957,366 - 957,435
Issue of common stock on conversion of convertible preferred shares	1,064,974	106	-	-	(1,064,974)	(106)	-	-	-
Issue of common stock on settlement of debt and accrued interest	2,000,000	200	-	-	-	-	2,499,800	-	2,500,000
Issue of common stock for goods and services provided	111,510	11	50,000	91,250	-	-	237,849	-	329,110
Stock options exercised	196,500	20	-	-	-	-	217,980	-	218,000
Shares issued to Biotherapies, Inc.	600,000	60	-	-	-	-	1,679,940	-	1,680,000

Fair value of options and warrant issued to consultants and major shareholders for consulting and general financing services	- - - -- - 2,922,628 - 2,922,628
Shares issued to Biotherapies, Inc.	2,524,030	252	-	-	-	-	4,719,684	-	4,719,936
Issue of common stock for cash (net of $93,451 of cash and $32,556 of non-cash share issue costs)	667,101 67 -- - - 874,577 - 874,644
Subscription receivable for issued shares	-	-	-	-	-	-	(15,000)	-	(15,000)
Common shares subscribed, not issued	-	-	60,000	90,000	-	-	-	-	90,000
Fair value of warrants issued for share financing costs	-	-	-	-	-	-	32,556	-	32,556
Issue of common stock for property and equipment	5,889	1	-	-	-	-	11,188	-	11,189
Dilution gain on shares issued by investee	-	-	-	-	-	-	53,635	-	53,635
Fair value of options and warrants issued to promissory note holders	-	-	-	-	-	-	885,427	-	885,427
Fair value of beneficial conversion feature of promissory note	-	-	-	-	-	-	534,288	-	534,288
Loss for the period	-	-	-	-	-	-	-	(15,368,941)	(15,368,941)
Balance, December 31, 2001	19,944,832	1,994	110,000	181,250	176,562	18	34,407,044	(24,929,563)	9,660,743
Issue of common stock previously subscribed for	110,000	11	(110,000)	(181,250)	-	-	181,239	-	-

Issue of common stock for cash (net of cash share issue costs of $104,958 and non-cash of $147,826)	823,786 82 447,128 277,750 - - 449,946- 727,778
Issue of common stock on conversion of convertible preferred shares	112,000	12	-	-	(112,000)	(12)	-	-	-
Issue of common stock for services provided and settlement of accounts payable and accrued liabilities	498,377 50 -- - - 556,028 - 556,078

continued...

GENESIS BIOVENTURES, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Expressed in United States dollars)

Issue of common stock for settlement of debt and accrued interest	3,243,047	324	-	-	-	-	1,621,199	-	1,621,523
Stock options exercised	36,097	3	-	-	-	-	38,200	-	38,203
Fair value of options and warrants issued to promissory note holders	-	-	-	-	-	-	76,815	-	76,815
Fair value of beneficial conversion feature of promissory not	-	-	-	-	-	-	31,037	-	31,037
Extinguishment of stock appreciation rights plan	-	-	-	-	-	-	632,066	-	632,066
Fair value of stock options issued to consultants	-	-	-	-	-	-	11,737	-	11,737
Fair value of warrants issued on private placements	-	-	-	-	-	-	-	-	-
Fair value of warrants issued for share financing costs	-	-	-	-	-	-	147,826	-	147,826
Loss for the period	-	-	-	-	-	-	-	(5,923,301)	(5,923,301)
Balance, December 31, 2002	24,768,139	2,476	447,128	277,750	64,562	6	38,153,137	(30,852,864)	7,580,505

...continued

Common shares		Common share	Preferred shares		Additional		Deficit	Total
Number	subscriptions			Number		paid-in	accumulated during	stockholders’
of shares	Amount	Number	Amount	of shares	Amount	capital	development stage	equity

Issue of common stock previously subscribed for	447,128	45	(447,128)	(277,750)	-	-	277,705	-	-
Issue of common stock for cash (net of cash share issue costs of $153,560 and non-cash of $240,559)	2,410,111 241 -- - - 806,299 - 806,540
Issue of common stock on conversion of convertible preferred shares	1,000	-	-	-	(1,000)	-	-	-	-
Issue of common stock for services provided and settlement of accounts payable and accrued liabilities	1,442,390 145 -- - - 891,667 - 891,812
Fair value of beneficial conversion feature of promissory note	-	-	-	-	-	-	162,217	-	162,217
Common share subscriptions	-	-	150,000	60,000	-	-	-	-	60,000
Employee stock option compensation expense of option repricing	-	-	-	-	-	-	388,550	-	388,550
Loss for the period	-	-	-	-	-	-	-	(4,542,786)	(4,542,786)
Balance, December 31, 2003	29,068,768	2,907	150,000	60,000	63,562	6	40,679,575	(35,395,650)	5,346,838
Issue of common stock previously subscribed for	150,000	15	(150,000)	(60,000)	-	-	59,985	-	-
Issue of common stock for cash (net of share issue costs of $551)	400,000	40	-	-	-	-	84,409	-	84,449

Issue of common stock for services provided and settlement of accounts payable and accrued liabilities	1,441,388 144 -- - - 567,449 - 567,593
Fair value of amendments to options and warrants previously issued for services and debt	- - - -- - 178,957 - 178,957
Employee stock option compensation expense (recovery)	-	-	-	-	-	-	(335,700)	-	(335,700)
Fair value of warrants issued for commissions on convertible notes issued	-	-	-	-	-	-	397,336	-	397,336
Financing proceeds allocated to warrants issued with convertible notes	-	-	-	-	-	-	512,100	-	512,100

Financing proceeds allocated to beneficial conversion option on convertible notes	- - - -- - 967,880 - 967,880
Common stock subscriptions	-	-	100,000	19,000	-	-	-	-	19,000
Loss for the period	-	-	-	-	-	-	-	(5,017,908)	(5,017,908)
Balance, December 31, 2004	31,060,156	$3,106	100,000	$19,000	63,562	$6	$43,111,991	$(40,413,558)	$2,720,545
Common stock issued to settle accrued liabilities returned to treasury	(400,000)	(40)	-	-	-	-	(71,960)	-	(72,000)
Fair value of warrants issued to promissory note holders	-	-	-	-	-	-	22,590	-	22,590
Issue of common stock for cash	2,500,000	250	-	-	-	-	249,750	-	250,000

Issue of common stock for services provided and settlement of accounts payable and accrued liabilities	2,563,715 257 -- - - 333,125 - 333,382
Fair value of warrants issued for bonuses and forgiveness of salaries	-	-	-	-	-	-	1,295,025	-	1,295,025
Gain on settlement of salaries and debt owed to related parties	-	-	-	-	-	-	1,485,333	-	1,485,333
Gain on settlement of promissory notes payable to related parties	-	-	-	-	-	-	22,903	-	22,903
Issue of common stock for settlement of debt and accrued interest	1,074,259	107	-	-	-	-	139,547	-	139,654
Financing proceeds allocated to warrants issued with convertible notes	-	-	-	-	-	-	12,056	-	12,056
Fair value of stock options issued to consultants	-	-	-	-	-	-	4,069	-	4,069

Financing proceeds allocated to beneficial conversion option on convertible notes	- - - -- - 105,000 - 105,000
Common stock subscriptions, net of reversals	-	-	1,400,000	116,000	-	-	-	-	116,000
Loss for the period	-	-	-	-	-	-	-	(6,002,089)	(6,002,089)
Balance, December 31, 2005	36,798,130	$3,680	1,500,000	$135,000	63,562	$6	$46,709,429	$(46,415,647)	$432,468

GENESIS BIOVENTURES, INC.

(A Development Stage Company)

 CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

Cash flows from operating activities:

Period from
September 19,
1994
(inception) to
Years ended December 31,	December 31,
2005	2004	2005

Changes in operating assets and liabilities:

Loss for the period	$(6,002,089)	$(5,017,908)	$(46,060,912)
Items not affecting cash:
Amortization	1,809,330	1,869,108	7,674,241
Deemed discount amortization on promissory notes	1,140,435	1,196,042	5,186,540
Equity in loss on investment of Biomedical Diagnostics LLC	-	-	3,357,253
Equity in loss on investment of Biotherapies, Inc.	-	-	5,437,610
Equity in loss on investment of Prion Developmental Laboratories, Inc.	200,000	-	2,636,553
In-process research and development	-	-	750,000
Stock compensation	1,299,095	(51,404)	6,478,731
Stock appreciation rights plan	-	-	29,230
Loss (gain) on debt settlement	-	221,301	(642,803)

Cash flows from investing activities:

Accounts and other receivables	556	2,135	(4,279)
Prepaid expenses	-	2,900	103,866
Accounts payable and accrued liabilities	918,465	36,710	6,616,137
Due from related party	(50,277)	-	(50,277)
Net cash used in operating activities	(684,485)	(1,741,116)	(8,488,110)

Cash flows from financing activities:

Capital expenditures on property and equipment	-	(21,460)	(146,616)
Loan receivable	200,000	(200,000)	-
Purchase of shares and bonds of Biotherapies, Inc.	-	-	(2,643,976)
Investment in Prion Developmental Laboratories, Inc.	(200,000)	-	(2,636,553)
Acquisition of Biomedical Diagnostics, LLC, net of cash acquired	-	-	(2,696,756)
Cash acquired on consolidation	-	-	8,617
Investment in Biomedical Diagnostics, LLC	-	-	(3,000,000)
Investment in I.D. Certify, Inc.	-	-	(800,160)
Increase in deferred financing costs	-	(379,088)	(379,008)
Purchase of short-term investments	-	-	(441,511)
Redemption of short-term investments	-	74,511	441,511
Deposit on future acquisitions	-	-	(50,000)
Net cash used in investing activities	-	(526,037)	(12,344,452)

Exercise of share purchase warrants	-	-	63,000
Exercise of stock options	-	-	385,803
Issuance of promissory notes	328,505	2,315,000	8,507,933
Repayment of promissory notes	-	(142,181)	(751,681)
Common stock issued for cash	250,000	86,445	6,529,047
Common stock subscriptions	135,000	-	562,750
Preferred stock issued for cash	-	-	5,565,911
Net cash provided by financing activities	713,505	2,259,264	20,862,763
Net increase (decrease) in cash and cash equivalents	29,020	(7,889)	30,201
Cash and cash equivalents, beginning of period	1,181	9,070	-
Cash and cash equivalents, end of period	$30,201	$1,181	$30,201

continued...

GENESIS BIOVENTURES, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

continued...

SUPPLEMENTAL DISCLOSURE:

Cash paid for:

Period from
September 19,
1994
(inception) to
Years ended December 31,	December 31,
2005	2004	2005

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Income taxes	$-	$-	$-
Interest	$-	$22,545	$310,630

Common stock issued to settle or upon conversion of promissory notes payable and amounts payable and accrued liabilities	$349,929 $ 446,246 $ 9,329,426
Common stock issued for shares of Biotherapies, Inc. and patents	$-	$-	$4,570,700
Discounts and beneficial conversion feature on promissory notes	$105,000	$1,479,981	$4,071,114
Deemed dividends on preferred shares	$-	$-	$354,735
Common stock issued on conversion of preferred shares	$-	$-	$194
Contribution to Biomedical Diagnostics, LLC of rights acquired	$-	$-	$2,680,860
Issuance of common stock on acquisition (Note 7(a))	$-	$-	$1,680,000

Shares issued as consideration for acquisition of 50% interest in LLC (Note 3)	$ - $ - $ 4,719,336
Subscription receivable for issued common shares	$-	$19,000	$34,000
Common stock issued for fixed asset	$-	$-	$111,189
Extinguishment of stock appreciation rights plan (Note 10 (d))	$-	$-	$632,066
Conversion of trade payables to promissory notes	$-	$-	$60,000
Forgiveness of salaries	$1,494,109	$-	$1,984,014
Fair value of warrants issued as commission on convertible notes	$17,097	$480,470	$497,567
Issuance of common stock and warrants for share financing services	$-	$551	$464,043
Fair value of warrants issued for forgiveness of salaries	$1,295,025	$-	$1,295,025
Common stock issued for services	$51,107	$-	$51,107

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

At December 31, 2005, the Company held equity interest in Prion Developmental Laboratories, Inc. ("PDL"), a private company that is developing a diagnostic test for prion diseases, a family of fatal neurodegenerative diseases that includes BSE or "Mad Cow Disease". Furthermore, Biomedical Diagnostics, LLC ("Diagnostics"), a wholly-owned subsidiary, has developed a screening diagnostic for breast cancer and through its license agreements plans on developing potential screening diagnostics for the detection of ovarian and prostate cancers.

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

As of December 31, 2005, the Company is considered to be in the development stage as substantially all efforts are being directed towards the research and related development of medical diagnostics, and the Company has not generated revenues from these principal business activities. The Company's future operations are dependent upon the Company's ability to remain compliant with its medical technology license agreement with the University of Michigan (Notes 3 and 8), obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from its operations. Furthermore, the Company's equity investments have been written down to $NIL and may require additional funding from the Company to continue research and development and other operating activities. The Company continues to experience negative cash flows from operations and is currently not in compliance with the repayment terms on certain promissory note obligations (Note 9). The Company has a working capital deficiency at December 31, 2005 of $4,903,585 (2004 - $4,769,003) and during the year ended December 31, 2005 used cash flow in operating activities of $684,485 (2004 - $1,741,116). The Company is currently seeking additional funds through future debt or equity financings to offset future cash flow deficiencies. Such financing may not be available or may not be available on reasonable terms. The resolution of this going concern issue is dependent on the realization of management's plans. If management is unsuccessful in raising future debt or equity financings, and ultimately in generating profitable operations, the Company will be required to liquidate assets for amounts that may be materially less than carrying values and curtail or possible cease operations.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Biomedical Diagnostics, LLC ("Diagnostics"). The statement of operations includes the accounts of Diagnostics from November 30, 2001 (date of acquisition of control) to December 31, 2005. All significant intercompany accounts and transactions have been eliminated.

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

GENESIS BIOVENTURES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Expressed in United States dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
(l)	Stock-based compensation, continued

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

				Period from
			September 19,
				1994
			(inception) to
		Years ended December 31,	December 31,
		2005	2004	2005
Net loss, as reported		$(6,002,089)	$(5,017,908)	$(46,078,912)
Add:	Employee stock-based compensation
expense, as reported		-	(335,700)	52,850
Deduct:	Total stock-based compensation expense
determined under fair value method		(4,575)	(416,197)	(1,804,522)
Pro forma net loss		$(6,006,664)	$(5,769,805)	$(47,830,584)
	Basic and diluted loss per share:
As reported		$(0.19)	$(0.17)	$(3.43)
Pro forma		$(0.19)	$(0.19)	$(3.56)

The weighted average fair value of options granted with an exercise price equal to market price during the year ended December 31, 2004 was $0.39 per option. The weighted average fair value of options granted with an exercise price equal to the market price during the year ended December 31, 2005 was $0.10 per option.

The Company has estimated the fair value of each option on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

2005	2004
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	102.0%	99.6%
Risk-free interest rate	4.5%	4.5%
Expected life of options	10 years	5.0 years

GENESIS BIOVENTURES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Expressed in United States dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
(m)	Recent accounting pronouncements

In December 2004, the FASB issued revised SFAS No. 123 (SFAS No. 123R), "Share-Based Payment". This standard eliminates the ability to account for share-based compensation transactions using the intrinsic value-based method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and requires instead that such transactions be accounted for using a fair value based method. SFAS No. 123R is effective for financial statements issued at the beginning of the next fiscal year that begins after December 15, 2005. The adoption of this accounting pronouncement is not expected to have a material effect on the consolidated financial statements.

In December 2004, the FASB issued FAS 153, "Exchanges of Non-monetary Assets". The provisions of this statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The provisions of this statement should be applied prospectively, and eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Non-monetary Transactions", and replaces it with an exception for exchanges that do not have commercial substance. The adoption of this accounting pronouncement did not have a material effect on the consolidated financial statements.

In February 2005, the EITF issued EITF Issue 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share". EITF 04-8 was effective for periods ending after December 15, 2004 and requires certain contingently convertible instruments be included in diluted earnings per share. The adoption of EITF 04-8 did not change the methods of or results of the calculation of the Company's earnings per share.

In June 2005, the FASB issued FAS No. 154, "Accounting Changes and Error Corrections". FAS 154 changes the accounting and reporting of a change in accounting principles. Prior to FAS 154, voluntary changes in accounting principles were required to be recognized as a cumulative effect adjustment within net income during the period of the change. FAS 154 requires retrospective application to prior period financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not believe the adoption of FAS 154 will have a material effect on its consolidated financial position or results of operations.

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

GENESIS BIOVENTURES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Expressed in United States dollars)

3.	ACQUISITION, continued

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

Concurrently with the execution of the Purchase Agreement, the Company and Biotherapies entered into numerous other agreements, including a certain Mammastatin Sublicense Agreement ("MSA") and a certain P&O Technology License Agreement. Pursuant to the Sublicense Agreement, Biotherapies granted to the Company rights to make, use and sell certain proteins and antibodies, and tests to develop or sell additional antibodies and/or diagnostic assays for the diagnosis of breast, prostate and/or ovarian cancers. Under the agreement, the Company is required to pay Biotherapies a royalty of between ten percent (10%) and twenty percent (20%) of net sales generated, depending on the level of net sales in a given year. As of December 31, 2001, the Company had pre-paid royalty payments pursuant to the Mammastatin Sublicense Agreement totalling $100,000 which were written down to $NIL in 2002 as a result of the termination of the license described below.

Biotherapies may terminate the MSA if the Company fails to (i) meet its commitment to fund operating costs of the LLC of at least $1,000,000 in support of product development of the mammastatin, prostate and ovarian technologies on or before November 30, 2002; (ii) make any royalty payments due to Biotherapies; or (iii) achieve gross sales of the licensed technology of $7,500,000 within twenty four (24) months of the signing of the Purchase Agreement and $20,000,000 within 36 months of the signing of the Purchase Agreement. The Company can cure the gross sales default by satisfying the royalty obligations that would have accrued had the target gross sales been met. Biotherapies may terminate the P&O Technology License Agreement if the Company fails to meet its commitment to fund operating costs of the LLC of at least $1,000,000 or fails to make any required royalty payments due to Biotherapies.

GENESIS BIOVENTURES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Expressed in United States dollars)

3.	ACQUISITION, continued

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

On May 14, 2003, the Company signed a license agreement with the University of Michigan for the exclusive rights to the Mammastatin technology. The terms of the agreement were amended to require the license issue fees of $150,000 due on or before February 29, 2004. The full amount of license issue fees was paid in March 2004. Other requirements include royalty fees of 3% - 5% of net sale revenues generated and 20% of revenue not based on net sales, annual license maintenance fees of $25,000 to $100,000 and milestone payments on meeting certain significant development targets. Failure of the Company to meet any payment, including any extension provided within the agreement, allows the University to terminate the agreement. If the agreement is ultimately terminated and the Company's access to the mammastatin technology is not re-established, the Company will likely be required to recognize an impairment in the value of its medical technology licenses which totals $5,273,308 at December 31, 2005.

Biomedical Diagnostics LLC, continued:

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

On March 12, 2004, the Company signed a definitive merger agreement (the "Agreement") with Corgenix Medical Corporation of Westminster, Colorado ("Corgenix") to combine the two companies.

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

On January 14, 2005, Corgenix exercised its right under the Agreement to terminate the merger and the advance converted to a fixed two-year term note.

The Company has recorded a loss of $221,759 on settlement of the note and has also recorded legal expenses of $48,241 which were applied against the note principal.

Payment of the $200,000 was received in 2005.

5.	LEGAL PROCEEDINGS AND CONTINGENCIES

The Company has no pending litigation currently and management is not aware of any threatened litigations. Certain claims have been settled in 2005.

Former president

On July 7, 2005, pursuant to a letter agreement dated November 4, 2004, the Company paid to the former president $175,000 in a lump sum which, together with the previously transferred 400,000 registered common shares, provided full settlement of all claims relating to a Statement of Claim filed in the Supreme Court of British Columbia on December 18, 2001 against the Company, two directors and their related management company. The Two directors provided the 400,000 common shares out of their personal holdings and were subsequently reimbursed through the issue of promissory convertible notes of $66,000 each and Greg McCartney received an additional promissory convertible note for $22,000 as compensation for his personal guarantee of the obligation.

GENESIS BIOVENTURES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Expressed in United States dollars)

6.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

2005		2004
Furniture and fixtures	$3,893	$3,893
Machinery and equipment	5,394	5,394
Office equipment	61,602	61,602
Computer hardware and software	86,043	86,043
Website development costs	189,171	189,171
Leasehold improvements	54,629	54,629
	400,732	400,732
Accumulated amortization	(396,335)	(394,993)
	$4,397	$5,739

7.	LONG-TERM INVESTMENTS

Long-term investments:

Ownership percentage	2005	2004

Biotherapies, Inc. (b)	(2005 and 2004 - 8.96%)	$-	$-
(a) Investment in Biomedical Diagnostics, LLC

The Company entered into a joint venture agreement dated November 8, 1998 with Biotherapies, Inc. for the development of a mammastatin diagnostic assay through the formation of Biomedical Diagnostics, LLC. The diagnostic assay being developed will be used as a cancer screening method. Under the terms of the amended agreement dated November 8, 1998, both parties to the agreement had a 50% equity interest in Biomedical Diagnostics, LLC, but voting control of Biomedical Diagnostics, LLC was held by Biotherapies, Inc. The Company accounted for its investment in Biomedical Diagnostics, LLC using the equity method.

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
	$4,003,607

GENESIS BIOVENTURES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Expressed in United States dollars)

7.	LONG-TERM INVESTMENTS, continued
(b)	Investment in Biotherapies, Inc.
		2005	2004

Investment in Biotherapies, Inc.	$5,437,611	$5,437,611
Equity in losses and write-down	(5,437,611)	(5,437,611)
	$-	$-

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

(c)	Investment in Prion Developmental Laboratories, Inc.
		2005	2004

Investment in Prion Developmental Laboratories, Inc.	$2,636,553	$2,436,553
Equity in losses and write-down	(2,636,553)	(2,436,553)
	$-	$-

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

The Company accounts for its investment in PDL by the equity method from September 8, 2000, the date of initial investment acquisition. At December 31, 2005, the carrying value of the investment was $NIL (2004 - $NIL).

8.	MEDICAL TECHNOLOGY LICENSES
	2005	2004
Medical technology licenses	$12,655,926	$12,655,926
Accumulated amortization	(7,382,618)	(5,574,630)
	$5,273,308	$7,081,296

Pursuant to the acquisition of Biomedical Diagnostics, LLC, the Company acquired a license to utilize certain diagnostic technology for use in detecting various diseases including breast, ovarian and prostate cancers (Note 3). Aggregate amortization expense for the year ended December 31, 2005 is $1,807,988 (2004 - $1,807,988). Estimated annual amortization expense for the next four years to 2007 is $1,807,988 per year.

The Company's interest in the medical technology license with the University of Michigan was indirectly held through Biotherapies, Inc. as at December 31, 2002. Subsequent to December 31, 2002, the University of Michigan directly granted license rights to the Company (Note 3) and the indirect license arrangement with Biotherapies, Inc. was terminated.

GENESIS BIOVENTURES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Expressed in United States dollars)

9.	PROMISSORY NOTES PAYABLE
	2005	2004
Shareholders and directors (b)	$700,000	$700,000

Payable to private investors:

Issued:

2001 (c)	143,647	143,647
2002 (d)	70,000	70,000
2004 (a)	2,315,000	2,315,000
2005 (e)	358,000	-

Less: Unamortized discount relating to warrants and

beneficial conversion feature	(52,500)	(844,226)
$3,534,147	$2,384,421

(a)	On March 12 and 19, 2004, the Company completed a private placement for gross proceeds of $2,315,000 on the sale of certain securities (the "Bridge Securities"). The Bridge Securities sold are:
(i)	convertible notes carrying interest at the rate of 10% per annum due in thirteen months from issuance, and
(ii)

five-year warrants to purchase additional common shares of the Company's stock. Each note is accompanied by warrants to purchase an additional five hundred shares for each $1,000 of face amount of notes purchased. The convertible notes are repayable at the earlier of:

(i)	within ten business days following the closing of the merger-related Take-Out Financing, or
(ii)

at maturity, at 110% of the principal amount plus accrued interest increasing to 115% of the principal amount if a registration statement is not yet effective, the interest on the convertible notes is payable in cash or common shares of the Company at the option of the Company.

On March 9, 2005, the Company requested the note holders of the March 2004 private placement to convert or defer their notes for one year as a condition to a pending financing whereby a minimum of 80% of the notes were required to be converted or deferred. On April 19, 2005, an additional proposal was sent to the note holders offering a reduced conversion and warrant price as well as a 25% return of these original investment. Those exercise prices are subject to adjustment in connection with shares and warrants issued during a senior financing, as well as in the event of stock splits, stock dividends or similar events. As of December 31, 2005, over 84% of the notes have been converted or deferred. If all of the notes are converted, the Company will be required to issue a maximum of 11,575,000 additional shares. If all of the warrants are exercised, the Company will be required to issue an additional 11,575,000 shares. The additional shares, as at December 31, 2005, in the aggregate could amount to a maximum of 41.53% of the current outstanding shares of the Company.

(b)

On July 3 and October 3, 2001, the Company borrowed $500,000 and $100,000, respectively, from a private investor and major shareholder. Interest accrues on the loan at a rate of 10% per annum, compounded semi-annually and is secured by a promissory note. On October 30, 2001, a further $100,000 was advanced to the Company. The promissory note bears interest at 1% per month. As consideration for the loans, the Company issued 33,776 common share purchase warrants with an exercise price of $3.00 expiring October 1, 2003 and a warrant to acquire up to 250,000 common shares of the Company at $3.00 per share expiring May 30, 2003. The notes are due and payable on the earlier of ninety (90) days from the date funds are advanced or ten (10) days after the completion of a financing of not less than $5,000,000. The fair value of the warrants of $467,158 has been recorded as a discount to the promissory notes and was being amortized over the estimated period to maturity of the loans. Interest expense recognized on these promissory notes was $73,500 in 2005 (2004 - $73,798). By December 31, 2002, the loans had matured, but have not been repaid. The Company's intent is to repay the loans when additional financing is secured. The lender has not demanded repayment.

GENESIS BIOVENTURES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Expressed in United States dollars)

9.	PROMISSORY NOTES PAYABLE, continued

Subsequent to December 31, 2005, the vendor agreed to convert the outstanding promissory notes and accrued interest to common shares of the Company at $0.20 per share.

(c)

During August through October 2001, the Company raised $143,647 through the issuance of promissory notes to third parties. The notes bear interest from 5% per month to 10% per annum, are unsecured and mature ninety (90) to One hundred fifty (150) days after funds are advanced. Warrants to acquire 35,000 common shares were issued as consideration for the loans. The fair value of the warrants of $31,580 has been recorded as a discount to the promissory notes and is being amortized over the term of the notes to interest expense. During the year ended December 31, 2003, the Company issued 25,900 share purchase warrants exercisable at $0.75 per share to extend maturity date to August 31, 2005. The fair value of the warrants of $10,164 has been recorded as interest expense

(d)

On April 1, 2002, the Company issued a $30,000 promissory note pursuant to a settlement agreement with a vendor. The note bears interest at 12% per annum and matures March 31, 2003. The Company issued 22,500 fully vested common shares to extend the maturity date to December 31, 2003 and recorded the fair value of the common shares as interest expense.

(e)

During 2005, the Company raised a further $358,000 through the issuance of promissory notes. The notes bear interest from 10% to 18% per annum, are unsecured and mature ninety (90) to two hundred seventy (270) days after funds are advanced. Warrants to acquire 187,500 common shares were issued as consideration for certain of these loans. The warrants are exercisable at $0.20 per common share. The fair value of the warrants of $12,056 has been recorded as a discount to the promissory notes and has been fully amortized to interest expense for the period to December 31, 2005. The carrying value of promissory notes of $70,000 at the time of issuance was determined by discounting the future stream of interest and principal payments at the prevailing market rate for a similar liability that does not have an associated equity component. The balance of $105,000 was allocated to the conversion option included in shareholders' equity. The discount on the face value of the convertible note is being accrued over the term of the debt.

(f)

On May 1, 2005, the Company agreed to extend the terms and expiration date of certain promissory notes totaling $151,647 to April 30, 2006. The term extension has been accounted for as a settlement on which no gains or loss was realized. Under the terms of the extension, the exercise price of 132,301 share purchase warrants was reduced to $0.15 per share and the expiration date extended to 2008.

At December 31, 2005, the Company was not in compliance with the repayment terms for loans with a principal balance of $203,000 (2004 - $20,000). On March 15, 2006, the lender of a promissory note in the amount of $700,000 has agreed to convert the total obligation plus accrued interest to common shares (see note 17).

10.	STOCKHOLDERS' EQUITY
(a)	Common and preferred stock offerings

During 1999, the Company completed the sale of 2,000,000 Class A convertible preferred shares at various dates pursuant to an offering memorandum dated December 1, 1998. Net cash proceeds to the Company from this offering were $5,565,911. The series A preferred shares carry a 6% non-cumulative dividend rate in preference to any dividend on common stock, have a liquidation preference ahead of common stock and are convertible into common stock on a one for one basis within one year of the date of the subscription agreement. The Company has a right to redeem all the outstanding Class A convertible preferred shares at any time at a redemption price equal to 110% of the initial purchase price plus all declared and unpaid dividends thereon at the date of redemption.

GENESIS BIOVENTURES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Expressed in United States dollars)

10.	STOCKHOLDERS' EQUITY, continued

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

(b)	Stock options and stock-based compensation

During fiscal year 2000, the Company adopted a new stock option plan, "Year 2000 Stock Option Plan". The Company adopted a new stock option plan in fiscal year 2001, "Year 2001 Stock Option Plan", that authorizes the issuance of 2,000,000 stock options to officers, directors, employees and consultants to acquire shares of the Company's common stock.

The Board of Directors determines the terms of the options granted, including the number of options granted, the exercise price and the vesting schedule. The exercise price for the stock options shall not be less than the fair market value of the underlying stock at the date of grant, and have terms no longer than ten (10) years from the date of grant.

On April 7, 2003, the Company repriced all stock options issued to officers, directors and employees to be exercisable at the then fair value of the Company a common stock of $0.48 per share. The Company is required to account for the repricing of stock options using variable accounting from the date of modification. Any increase in the intrinsic value of the repriced options will decrease reported earnings, and any subsequent decrease in intrinsic value will increase reported earnings, except that the intrinsic value can never be less than zero. There is a potential for a variable non-cash charge in each reporting period until all of the Company's repriced stock options are exercised, forfeited or expire. During the year ended December 31, 2005, a compensation expense recovery of $NIL (2004 - $335,700 compensation expense) under variable accounting has been recorded in salaries and benefits.

Stock option activity since the inception of the Company's plans is presented below:

	Number	Weighted average
of shares		exercise price
Options outstanding at December 31, 2001:	1,785,000	$1.74
Granted	470,000	1.00
Cancelled	(46,227)	1.00
Exercised	(36,097)	1.06
Options outstanding at December 31, 2002:	2,172,676	1.53
Granted	-	-
Cancelled	(82,676)	(1.59)
Exercised	-	-
Original amended award terms	(1,700,000)	(1.52)
Amended proposed awards	1,700,000	0.48
Options outstanding at December 31, 2003	2,090,000	0.64
Granted	1,268,903	0.39
Options outstanding at December 31, 2004	3,358,903	$0.55
Granted	50,000	0.10
Cancelled	(210,000)	(0.92)
Exercised	-	-
Original amended award terms	(2,988,903)	(0.45)
Amended proposed awards	2,988,903	0.10
Options outstanding at December 31, 2005	3,198,903	$0.13

GENESIS BIOVENTURES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Expressed in United States dollars)

10.	STOCKHOLDERS' EQUITY, continued
(b)	Stock options and stock-based compensation, continued

The following table summarizes the stock options outstanding at December 31, 2005:

Options outstanding				Options exercisable
		Weighted	Weighted		Weighted
		average	average		average
Range of	Number of	remaining	exercise	Number	exercise
exercise price	shares	contractual life	price	exercisable	price
$0.10	3,013,903	3.9	$0.10	3,013,903	$0.10
$0.39	25,000	3.5	$0.39	25,000	$0.39
$1.67	160,000	1.4	$1.67	160,000	$1.67
	3,198,903	3.8	$0.18	3,198,903	$0.18

In addition to the above option plan activity, the Company granted the following options outside of its option plan to certain officers:

		Outstanding options
	Exercise price
Expiry	per share	2005	2004
April 2007	$0.10 (2004 - $0.48)	40,000	40,000
December 2006	$0.10 (2004 - $0.48)	200,000	200,000

All options are fully vested as of December 31, 2005.

(c)	Share purchase warrants

Share purchase warrants outstanding at December 31, 2005 and 2004 to purchase one common share of the Company are as follows:

	Outstanding warrants
	Exercise price
Expiry	per share	2005	2004
March 2007	$2.00	30,000	30,000
June 2007	$1.50	301,000	301,000
July 2007	$1.50	20,716	20,716
August 2007	$0.70	25,000	25,000
September 2007	$1.50	26,650	26,650
September 2007	$0.30	375,000	375,000
October 2007	$1.00	45,000	65,000
October 2007	$1.50	140,715	140,715
October 2007	$2.50	20,000	20,000
November 2007	$1.20	53,572	53,572
November 2007	$1.50	211,994	211,994
November 2007	$2.50	50,416	50,416
December 2007	$1.50	48,959	48,959
December 2007	$1.65	29,823	29,823
December 2007	$2.50	323,534	323,534

January 2008                                             $          1.50                                                                                                                                                                                              72,089                                                                                                                                                                                          72,089

Carry forward	1,774,468	1,794,468

GENESIS BIOVENTURES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Expressed in United States dollars)

10.	STOCKHOLDERS' EQUITY, continued
(c)	Share purchase warrants, continued
		Outstanding warrants
		Exercise price
	Expiry	per share	2005	2004
	Brought forward		1,774,468	1,794,468
	February 2008	$0.22	36,364	36,364
	February 2008	$1.50	4,808	4,808
	March 2008	$1.50	225,000	225,000
	April 2008	$1.50	109,963	109,963
	May 2008	$0.64	31,250	31,250
	May 2008	$1.50	182,500	182,500
	June 2008	$1.50	48,141	48,141
	August 2008	$0.61	32,787	32,787
	August 2008	$1.00	5,000	5,000
	August 2008	$0.75	25,900	25,900
	September 2008	$1.50	105,000	105,000
	October 2008	$0.20	283,000	-
	October 2008	$1.50	33,750	33,750
	November 2008	$0.50	-	250,000
	November 2008	$1.50	175,000	175,000
	December 2008	$1.65	4,771	4,771
	January 2009	$1.50	50,000	50,000
	March 2009	$0.20	1,157,500	1,157,500
	March 2009	$0.69	676,886	676,886
	June 2009	$1.50	15,000	15,000
	September 2009	$1.25	28,571	28,571
	October 2009	$1.00	20,000	-
	November 2009	$1.50	140,000	140,000
	November 2009	$2.50	100,000	100,000
	December 2009	$1.93	150,000	150,000
	February 2010	$1.25	150,000	150,000
	July 2010	$0.70	50,000	50,000
	October 2010	$0.10	319,420	-
	October 2010	$0.20	319,420	-
	March 2015	$0.01	2,694,565	-
	November 2015	$0.01	7,372,375	-
	December 2015	$0.20	2,000,000	-
	Total warrants outstanding, end of year	18,321,439		5,582,659

(i)

During 2003, the Company issued 956,251 share purchase warrants in connection to common stock private placements to purchase additional common shares at an exercise price of $1.50 per common share. In addition, the Company issued 80,900 share purchase warrants with exercise prices of $0.50 to $1.00 per common share to promissory note holders to extend the maturity date of the notes. The fair value of the warrants of $36,482 was recorded as interest expense. 250,000 share purchase warrants were issued to settle a legal claim and are exercisable at a price of $0.50 per common share. The fair value of these warrants of $101,250 was recorded as investor relations expense. 4,771 share purchase warrants were issued for services with an exercise price of $1.65 per common share.

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

GENESIS BIOVENTURES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Expressed in United States dollars)

10.	STOCKHOLDERS' EQUITY, continued
(c)	Share purchase warrants, continued
(iii)	Pursuant to a Director's Resolution dated August 25, 2004, the Company extended the expiration date of all warrants issued between October 1, 2001 to January 31, 2004 by three additional years.
(iv)

During 2004, the Company issued 375,000 common share purchase warrants in connection to common stock private placements to purchase additional common shares at an exercise price of $0.30 per common share.

(v)

During 2005, the Company issued 12,066,940 common share purchase warrants to directors, officers and employees of the Company to purchase additional common shares at exercise prices of $0.01 to $0.20 per common share, expiring March to December 2015. These warrants were issued for the forgiveness of salaries payable. The fair value of these warrants of $1,259,362 was recorded as management and consulting fees. 638,840 share purchase warrants were issued for services and are exercisable at prices of $0.10 and $0.20 per common share, expiring October 2010. The fair value of these warrants of $35,663 was recorded as management and consulting fees. 283,000 share purchase warrants exercisable at $0.20 per share expiring October 2008 were issued to replace 250,000 warrants issued in 2003 to settle a legal claim. The fair value of these warrants of $14,522 was recorded as investor relations expense.

(d)	Stock appreciation rights plan

The stock appreciation rights plan obligation was recorded by the Company upon the acquisition of the Company's subsidiary, Biomedical Diagnostics, LLC. At the discretion of Biomedical Diagnostics, LLC's management, membership appreciation units were granted to certain employees of Biomedical Diagnostics, LLC. The liability pursuant to this plan was recognized over the vesting period based upon the difference between the estimated current market value of Biomedical Diagnostics, LLC's units over the deemed initial value at the date of grant. The plan value was intended to be the fair market value of a membership interest in Biomedical Diagnostics, LLC taking into consideration all objective and credible evidence such as third party transactions relating to Biomedical Diagnostics, LLC. Employees may redeem their vested units five (5) years from the date of grant for cash at the appreciated value of the units.

At the date of acquisition of Biomedical Diagnostics, LLC (Note 3), 6,800 units were granted. On August 20, 2002, the Company settled the outstanding obligation through the issuance of fixed stock options. As a result of stock appreciation rights plan settlement, the obligation was extinguished and was recorded to additional paid-in capital.

(e)	Retirement plan

The Company's subsidiary sponsors a 401(k) plan for its employees. No contributions have been made to the plan to December 31, 2005 and 2004.

(f)	Earnings per share

Loss attributed to common stockholders for basic and diluted loss per share is as follows:

Period from
September 19,
1994
(inception) to
Years ended December 31,	December 31,
2005	2004	2005
Loss for the period	$(6,002,089)	$(5,017,908)	$(46,060,912)
Preferred share dividends	-	-	(354,735)
Loss attributable to common stockholders	$(6,002,089)	$(5,017,908)	$(46,415,647)

GENESIS BIOVENTURES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Expressed in United States dollars)

11.	RELATED PARTY TRANSACTIONS
2005	2004

Included in the consolidated balance sheet are the following amounts due to directors and officers and/or companies controlled by officers and directors of the Company:

Accounts payable and accrued liabilities	$410,051	$875,572
Promissory notes (Note 9(a))	$700,000	$700,000
12.	DEFERRED TAX ASSETS AND LIABILITIES
2005	2004

Deferred tax assets:

Property and equipment	$8,880	$9,316
Research and development credits and costs	830,835	715,653
Current liabilities	-	83,300
Medical technology licenses	266,150	-
Equity investments	2,646,551	2,646,551
Operating loss carry forwards	6,386,018	5,857,997
Total deferred tax assets before valuation allowance	10,138,434	9,312,817
Valuation allowance	(10,138,434)	(9,152,869)
Net deferred tax asset after valuation allowance	-	159,948

Deferred tax liabilities:

Medical technology licenses	-	(159,948)
Net deferred tax liability	$-	$-

In assessing its deferred tax assets and liabilities, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets depends upon the generation of future taxable income in the loss carry-forward period. As at December 31, 2005, the Company does not believe it meets the criteria to recognize the deferred tax assets and has provided a full valuation allowance. It is reasonably possible these estimates could change due to future income and the timing and manner of the reversal of deferred tax liabilities. Due to its losses, the Company has no income tax expense.

The Company has operating loss carry forwards for income tax purposes at December 31, 2005 of approximately $18,782,000. Operating losses begin to expire in fiscal year 2019.

13.	FINANCIAL INSTRUMENTS

Fair values:

The fair value of cash and cash equivalents, accounts and other receivables, and accounts payable and accrued liabilities approximates their financial statement carrying amounts due to the short-term maturities of these instruments. The carrying amount of promissory notes payable are not readily determinable.

GENESIS BIOVENTURES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Expressed in United States dollars)

14.	GEOGRAPHIC INFORMATION

The Company has investments in property and equipment in the following countries:

	2005	2004
United States	$-	$377
Canada	$4,397	$5,362

The Company has not entered into any derivative agreements to manage its foreign exchange exposure.

15.	COMMITMENTS

Operating leases:

The Company leases office equipment and facilities in British Columbia under operating lease agreements that expire in 2007. Minimum lease payments under these operating leases are approximately as follows:

Year ending December 31,
2006	$2,283
2007	$1,903

16.	PROPOSED BUSINESS ACQUISITION

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

Under the terms of the agreement, the purchase was to be paid in instalments based on milestones met by PDL.

GBI has made the first instalment payment of $200,000 increasing its position in PDL by 400,000 shares. This first instalment was achieved through the support of an existing shareholder of the Company who made a further investment in GBI with the stipulation that the funds be used to further the Company's position in PDL.

PDL did not meet the required milestones and subsequent to the year end, GBI and PDL have instead entered into an exclusive worldwide rights agreement for the Rapid Prion-Detection Assay.

17.	SUBSEQUENT EVENTS
(a)

The Company has signed an "Exclusive Distribution and License Agreement" (the "Agreement") dated January 26, 2006 with PDL. The Agreement provides the Company with the exclusive worldwide rights for the sales, marketing and distribution of PDL's Rapid Prion-Detection Assay products.The Agreement is for a five (5) year period with automatic three (3) year renewals.

(b)

On March 15, 2006, the lender of a promissory note in the amount of $700,000 (Note 9(b)) agreed to convert the outstanding promissory notes and accrued interest to common shares of the Company at $0.20 per share. This will result in the Company issuing approximately 5,219,320 common shares.