Form 10QSB
period 2006-03-31
GENESIS BIOVENTURES INC
filed 2006-05-16
CIK 1084966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-30252

GENESIS BIOVENTURES, INC.

(Exact name of small business issuer as specified in its charter)

New York	98-0225226
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

#1A – 3033 King George Highway

Surrey, BC, Canada V4P 1B8

(Address of principal executive offices)

(604) 542-0820

(Issuer’s telephone number)

Copies of Communications to:

Stoecklein Law Group

402 West Broadway, Suite 400

San Diego, CA 92101

(619) 595-4882

Fax (619) 595-4883

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on March 31, 2006, was 53,335,646 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

GENESIS BIOVENTURES, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

(unaudited)

	March 31,	December 31,
	2006	2005
		(audited)
Assets

Current assets:
Cash and cash equivalents	$143,747	$30,201
Accounts and other receivables	1,721	3,733
Advances receivable – Prion Development Laboratories	269,085	50,277
Total current assets	414,553	84,211

Other assets:
Property and equipment	4,397	4,397
Medical technology licenses	4,821,311	5,273,308
Deferred financial costs	1,462	5,848
Total other assets	4,827,170	5,283,553

Total assets	$5,241,723	$5,367,764

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable and accrued liabilities	$981,943	$991,098
Accounts payable and accrued liabilities, related party	-	410,051
Promissory notes payable	3,722,985	2,834,147
Promissory notes payable, related party	75,500	700,000
Total current liabilities	4,780,428	4,935,296

Stockholders' equity:
Preferred stock, $0.0001 par value 100,000,000 shares
authorized, 63,562 shares issued and outstanding	6	6
Common stock, $0.0001 par value, 100,000,000 shares
authorized, 53,335,647 and 36,798,147 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	5,336	3,680
Subscriptions receivable	-	135,000
Additional paid-in capital	47,944,514	46,709,429
Accumulated (deficit) during development stage	(47,488,561)	(46,415,647)
	461,295	432,468
	$5,241,723	$5,367,764

The accompanying notes are an integral part of these consolidated financial statements

GENESIS BIOVENTURES, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in United States dollars)

(unaudited)

	Three months ended		Period from September 19, 1994 (inception) to March 31,
	March 31,
	2006	2005	2006
Expenses:
Amortization	$451,997	$453,339	$8,126,238
Investor Relations:	-	-	985,369
Share-based compensation	-	639,751	7,622,788
Consulting and management fees	141,000	81,000	2,753,885
Rent	10,130	13,322	715,649
Salaries and benefits	54,611	31,462	1,752,526
Professional fees	79,959	21,965	2,532,351
Financing costs	82,000	82,000	82,000
In-process research and development	-	-	750,000
Research and development	-	85,608	1,585,618
General and administrative expenses	102,971	13,659	2,601,915
Total expenses	922,668	1,422,106	29,508,339

Net operating (loss)	(922,668)	(1,422,106)	(29,508,339)

Other income (expense):
Interest (expense)	(121,553)	(80,828)	(1,546,347)
Amortization of deemed discount	(26,250)	(379,199)	(5,104,457)
Foreign currency gain (loss)	(3,492)	(62)	(187,119)
Equity in loss of investments:
Prion Developmental Laboratories, Inc.	-	-	(2,636,553)
Biotherapies Incorporated	-	-	(5,437,610)
Biomedical Diagnostics, LLC	-	-	(3,357,253)
Gain (loss) on debt settlements	-	-	624,803
Net (loss)	$(1,073,963)	$(1,882,195)	$(47,152,875)

Weighted average number of common shares outstanding - basic and fully diluted	42,228,106	30,864,600

Net (loss) per share - basic and fully diluted	$(0.02)	$(0.06)

The accompanying notes are an integral part of these consolidated financial statements

GENESIS BIOVENTURES, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

(unaudited)

	Three months ended		Period from September 19, 1994 (inception) to March 31,
	March 31,
	2006	2005	2006
Cash flows from operating activities:
Net (loss)	$(1,073,963)	$(1,882,195)	$(47,152,875)
Amortization	451,997	453,339	8,126,238
Share-based compensation	-	644,792	6,507,961
Share-based interest payments	14,823	-	14,823
Deemed discount on amortization of promissory notes	26,250	379,199	5,212,790
Equity in loss on investment Biomedical Diagnostics	-	-	3,357,253
Equity in loss on investment Biotherapies	-	-	5,437,610
Equity in loss on investment Prion Developmental Laboratories, Inc.	-	-	2,636,553
In-process research and development	-	-	750,000
Loss (gain) on debt settlement	-	-	(624,803)
Adjustment to reconcile net (loss) to net cash used by operating activities:
Accounts receivables	2,012	(184)	(2,267)
Prepaid expenses	-	-	103,866
Advances receivable – PDL	(218,808)	-	(269,085)
Accounts payable and accrued expenses	166,235	396,781	6,782,372
Net cash (used) by operating activities	(631,454)	(8,268)	(9,119,564)

Cash flows from investing activities:
Capital expenditures on property and equipment	-	-	(146,616)
Purchase of shares and bonds of Biotherapies, Inc.	-	-	(2,643,976)
Investment in Prion Developmental Laboratories, Inc.	-	-	(2,636,553)
Acquisition of Biomedical Diagnostics, LLC, net of cash acquired	-	-	(2,696,756)
Cash acquired on consolidation	-	-	8,617
Investment in Biomedical Diagnostics, LLC	-	-	(3,000,000)
Investment in I.D. Certify, Inc.	-	-	(800,160)
Increase in deferred financing costs	-	-	(379,008)
Purchase of short-term investments	-	-	(441,511)
Redemption of short-term investments	-	-	441,511
Deposit on future acquisitions	-	-	(50,000)
Net cash (used) in investing activities	-	-	(12,344,452)

The accompanying notes are an integral part of these financial statements

GENESIS BIOVENTURES, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

(unaudited)

Cash flows from financing activities:
Exercise of share purchase warrants	-	-	63,000
Exercise of stock options	-	8,000	385,803
Issuance of promissory notes	820,000	-	9,327,933
Repayment of promissory notes	(75,000)	-	(826,681)
Common stock issued for cash	-	-	6,529,047
Common stock subscriptions	-	-	562,750
Preferred stock issued for cash	-	-	5,565,911
Net cash provided by financing activities	745,000	8,000	21,607,763

Net (decrease) increase in cash	113,546	(268)	143,747
Cash – beginning of period	30,201	1,181	-
Cash – end of period	$143,747	$913	$143,747

Supplemental disclosure:
Interest paid	$121,553	$-	$121,553
Income taxes paid	$-	$-	$-

Shares issued in lieu of compensation	$-	$644,792	$644,792
Shares issued in lieu of interest	$401,739	$-	$401,739
Shares issued in settlement of debt	$700,000	$-	$700,000

The accompanying notes are an integral part of these financial statements

GENESIS BIOVENTURES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Expressed in United States dollars)

Note 1 - Organization

We were originally incorporated in the State of New York under the name of Flexx Realm, Inc. on September 19, 1994, at which time we were listed on the Over the Counter Bulletin Board. We were a shell company and did not carry on any tangible business for the most part. On November 3, 1998, we changed our name to BioLabs, Inc. and changed our focus to biomedical research. At this time we entered into a joint venture with Biotherapies, Inc. On November 28, 2000, we began doing business as Genesis Bioventures, Inc and became listed on the American Stock Exchange on December 19, 2000. On October 28, 2001, we amended our charter to formally change our name to Genesis Bioventures, Inc. On November 30, 2001, we entered into a Purchase Agreement with Biotherapies, Inc. (“Biotherapies”), a Michigan corporation, whereby we acquired Biotherapies’ 50% interest in Biomedical Diagnostics, LLC, (“Biomedical Diagnostics”), a Michigan limited liability company, which at the time we owned the other 50% interest. Consequently, Biomedical Diagnostics became our wholly-owned subsidiary.

In addition to Biomedical Diagnostics, we currently have a 38% equity interest in Prion Developmental Laboratories, Inc. (“PDL”), a private Delaware company specializing in the development of rapid and inexpensive tests to detect Mad Cow disease and Chronic Wasting Disease. We originally became involved in PDL pursuant to an Investment Agreement dated September 8, 2000. We invested a total of $2.0 million in PDL which provided us with a 25% equity ownership. On August 22, 2001, we exercised a right of first refusal to invest additional funds in PDL, by exercising a warrant to purchase an additional one million shares of PDL common stock for $400,000. This increased our equity interest in PDL to 33%. On March 30, 2006 we invested additional funds pursuant to an agreement to acquire all the remaining shares owned by PDL’s parent company and now have approximately a 38% interest.

Note 2 -	Basis of Presentation

The condensed interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2005 and notes thereto included in the Company's Form 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

GENESIS BIOVENTURES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Expressed in United States dollars)

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Results of operation for the interim period are not indicative of annual results.

Note 3 – Going Concern

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

The Company's future operations are dependent upon the Company's ability to remain compliant with its medical technology license agreement with the University of Michigan, obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from its investments. Furthermore, the Company's equity investments may require additional funding from the Company to continue research and development and other operating activities. As of March 31, 2006, the Company is considered to be in the development stage as the Company has not commenced planned operations, or begun to generate revenues. The Company’s ability to continue as a going concern is in doubt because it has experienced negative cash flow from operations and is not in compliance with the repayment terms of certain promissory note obligations. The Company had a working capital deficiency of $4,365,875 as of March 31, 2006. The Company does not have sufficient working capital to sustain operations until the end of the year and is in immediate need of cash financing. The Company is currently looking to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms. If the Company is unable to obtain required financing, it may have to reduce or cease operations or liquidate certain assets.

Note 4 – Commitment and Contingencies

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

GENESIS BIOVENTURES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Expressed in United States dollars)

Note 5 – Property and Equipment

Property and equipment consists of the following:

	March 31,
	2006	2005
Furniture and fixtures	$ 3,893	$ 3,893
Machinery and equipment	5,394	5,394
Office equipment	61,606	61,602
Computer hardware / software	86,043	86,043
Website development costs	189,171	189,171
Leasehold improvements	54,629	54,629
	400,732	400,732
Accumulated depreciation	(396,335)	(396,335)
	$ 4,397	$ 4,397

Note 6 – Long Term Investments

(a)	Investment in Biomedical Diagnostics, LLC

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

On November 30, 2001, the Company acquired the remaining 50% interest in Biomedical Diagnostics, LLC from Biotherapies, Inc. and commenced the consolidation of the operations of Biomedical Diagnostics, LLC with those of the Company. The carrying value of the Company's original 50% equity investment in Biomedical Diagnostics, LLC at November 30, 2001 of $4,003,607, was allocated to remaining net assets as follows:

GENESIS BIOVENTURES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Expressed in United States dollars)

Medical technology licenses	$ 4,334,563
Other current assets	8,617
Stock appreciation rights plan liabilities assumed	(301,418)
Other current liabilities assumed	(104,784)
$ 4,003,607

(b)	Investment in Biotherapies, Inc.

	March 31,
	2006	2005

Investment in Biotherapies, Inc.	$ 5,437,611	$ 5,437,611
Equity in losses and write-down	(5,437,611)	(5,437,611)
	$ -	$ -

	Ownership percentage	2006	2005

Biotherapies, Inc. (b)	(2006 and 2005 – 8.96%)	$ -	$ -

Pursuant to the May 30, 2002 amendment to the Purchase Agreement, the Company transferred to Biotherapies, Inc. 1,425,413 common shares of the 2,166,300 common shares of Biotherapies, Inc. originally acquired, resulting in a reduction of the Company's ownership interest to 8.96% as at December 31, 2002. As a result, the Company has begun accounting for the investment under the cost method. In addition, during the year ended December 31, 2002, the Company determined that an other than temporary decline in value occurred and reduced the carrying value of its investment in Biotherapies, Inc. to $NIL.

(c)Investment in Prion Developmental Laboratories, Inc.
	March 31,
	2006	2005

Investment in Prion Developmental Laboratories, Inc.	$ 2,636,533	$ 2,436,553
Equity in losses and write-down	(2,636,553)	(2,436,553)
	$ -	$ -

Pursuant to an investment agreement dated on September 8, 2000, the Company acquired 1,000,000 common shares of Prion Developmental Laboratories, Inc. ("PDL") and a warrant to purchase an additional 1,000,000 common shares of PDL at an exercise price of $0.40 per common share for total cash consideration of $1,000,000. On November 21, 2000, the Company purchased a further 1,000,000 common shares pursuant to the investment agreement for cash consideration of $1,000,000. On August 22, 2001, the Company exercised its warrant to purchase an additional 1,000,000 common shares of PDL for $400,000, giving the Company a 33% equity interest in PDL. On March 30, 2006 the Company invested $275,084 in PDL, giving the Company a 38% equity interest. PDL is a development stage biotechnology company developing diagnostic tests for prion diseases.

GENESIS BIOVENTURES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Expressed in United States dollars)

The Company accounts for its investment in PDL by the equity method from September 8, 2000, the date of initial investment acquisition. At March 31, 2006 carrying value of the investment was $0.

Note 7 – Medical Technology Licenses

	March 31,
	2006	2005

Medical technology licenses	$ 12,655,926	$ 12,655,926
Accumulated amortization	(7,834,615)	(5,574,630)
	$ 4,821,311	$ 7,081,296

Pursuant to the acquisition of Biomedical Diagnostics, LLC, the Company acquired a license to utilize certain diagnostic technology for use in detecting various diseases including breast, ovarian and prostate cancers (Note 3). Aggregate amortization expense three months ended March 31, 2006 and 2005 is 451,997 and $453,339, respectively. Estimated annual amortization expense for the next four years to 2007 is $1,807,988 per year.

The Company's interest in the medical technology license with the University of Michigan was indirectly held through Biotherapies, Inc. as at December 31, 2002. Subsequent to December 31, 2002, the University of Michigan directly granted license rights to the Company (Note 3) and the indirect license arrangement with Biotherapies, Inc. was terminated.

Note 8 – Promissory Notes Payable

	March 31,
	2006	2005

Shareholder and directors (b)	$ 75,500	$ 700,000
Payable to private investors:
Issued:
2001(c)	143,647	143,647
2002 (d)	70,000	70,000
2004 (a)	2,315,000	2,315,000
2005 (e)	311,088	358,000
2006 (f)	909,500	-
Less: Unamortized discount relating to warrants and beneficial conversion feature	(26,250)	(52,500)
	$ 3,798,235	$ 3,534,147

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

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Expressed in United States dollars)

(i)           convertible notes carrying interest at the rate of 10% per annum due in thirteen months from issuance, and

(ii)          Five-year warrants purchasing additional common shares of the Company's stock. Each note is accompanied by warrants to purchase an additional five hundred shares for each $1,000 of face amount of notes purchased. The convertible notes are repayable at the earlier of:

(i)           within ten business days following the closing of the merger-related Take-Out Financing, or

(ii)

at maturity, at 110% of the principal amount plus accrued interest increasing to 115% of the principal amount if a registration statement is not yet effective, the interest on the convertible notes is payable in cash or common shares of the Company at the option of the Company.

On March 9, 2005, the Company requested the note holders of the March 2004 private placement to convert or defer their notes for one year as a condition to a pending financing whereby a minimum of 80% of the notes were required to be converted or deferred. On April 19, 2005, an additional proposal was sent to the note holders offering a reduced conversion and warrant price as well as a 25% return of these original investments. Those exercise prices are subject to adjustment in connection with shares and warrants issued during a senior financing, as well as in the event of stock splits, stock dividends or similar events. As of March 31, 2006, over 84% of the notes have been converted or deferred. If all of the notes are converted, the Company will be required to issue a maximum of 11,575,000 additional shares. If all of the warrants are exercised, the Company will be required to issue an additional 11,575,000 shares. The additional shares, as at March 31, 2006, in the aggregate could amount to a maximum of 26.46% of the current outstanding shares of the Company.

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

On March 22, 2006 the note holder elected to convert $700,000 in principal and $343,864 in interest to 5,219,320 shares of the Company’s $.0001 par value common stock at $.20 per share. At March 31, 2006 the obligation has been fulfilled.

On March 31, 2006 an officer of the Company resigned and elected to convert his deferred compensation totaling $75,500 to a promissory note with a maturity date of June 30, 2006 bearing interest at 6% per annum.

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

(e)          During 2005, the Company raised a further $358,000 through the issuance of promissory notes. The notes bear interest from 10% to 18% per annum, are unsecured and mature ninety (90) to two hundred seventy (270) days after funds are advanced. Warrants to acquire 187,500 common shares were issued as consideration for certain of these loans. The warrants are exercisable at $0.20 per common share. The fair value of the warrants of $12,056 has been recorded as a discount to the promissory notes and has been fully amortized to interest expense for the period to March 31, 2006. The carrying value of promissory notes of $70,000 at the time of issuance was determined by discounting the future stream of interest and principal payments at the prevailing market rate for a similar liability that does not have an associated equity component. The balance of $105,000 was allocated to the conversion option included in shareholders' equity. The discount on the face value of the convertible note is being accrued over the term of the debt. On March 15, 2006, the Company repaid $75,000 principal and interests totaling $5,600.

(f)           During the three months ended March 31, 2006, the Company entered into an agreement to issue Bridge Notes in the principal amount of $1,000,000 bearing interest at 12% per annum payable 90 days after the issuance date. As of March 31, 2006, the Company has raised $820,000, and recorded interest expense in the amount of $10,585.

On March 31, 2006 two employees of the Company resigned and elected to convert their deferred compensation totaling $89,500 to promissory notes with a maturity date of June 30, 2006 bearing interest at 6% per annum.

Note 9 - Stockholders' Equity

On January 17, 2006, the company issued 1,500,000 at $.09 paid for in the fourth quarter of 2005 pursuant to a subscription agreement.

On January 23, 2006, holders of the convertible bridge loans elected to convert $57,875 in accrued interest to 705,126 shares of the Company’s $.0001 par value common stock.

GENESIS BIOVENTURES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Expressed in United States dollars)

In February 2006, officers and employees of the company exercised cashless warrants issued in lieu of deferred compensation totaling 9,113,071 shares of the company’s common stock, of which 6,320,636 and 2,792,435 shares were issued at $0.01 and $0.27 per share, respectively.

On March 22, 2006 a note holder elected to convert $700,000 in principal and $343,864 in interests to 5,219,320 shares of the Company’s $.0001 par value common stock at $.20 per share.

Note 10 – Subsequent events

On April 5, 2006, the Company issued 100,000 shares of its $0.0001 par value common stock to an individual for consulting services totaling $75,000.

On April 13, 2006, El Dorado Enterprises, Inc. exercised warrants granted pursuant to $151,641 promissory notes to 80,094 shares of the Company’s $0.001 par value common stock at $0.15 per share. El Dorado Enterprises, Inc. agreed to extend the note due date from April 30, 2006 to June 30, 2006 and increased the interest rate on the note from 10% to 12%.

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Plan of Operation” in this document and in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

ITEM 2.	PLAN OF OPERATION

OVERVIEW

We were originally incorporated in the State of New York under the name of Flexx Realm, Inc. on September 19, 1994. On November 3, 1998, we changed our name to BioLabs, Inc. and changed our focus to biomedical research. At this time we entered into a joint venture with Biotherapies, Inc. On November 28, 2000, we began doing business as Genesis Bioventures, Inc., and on October 29, 2001 we formally amended our charter to change our name. On November 30, 2001, we entered into a Purchase Agreement with Biotherapies, Inc. (“Biotherapies”), a Michigan corporation, whereby we acquired Biotherapies’ 50% interest in Biomedical Diagnostics, LLC, (“Biomedical Diagnostics”), a Michigan limited liability company, which at the time we owned the other 50% interest. Consequently, Biomedical Diagnostics became our wholly-owned subsidiary.

In addition to Biomedical Diagnostics, we currently have approximately a 38% equity interest in Prion Developmental Laboratories, Inc. (“PDL”), a private Delaware company specializing in development of rapid and inexpensive tests to detect prion diseases such as Mad Cow disease and Chronic Wasting Disease.

We have operated since our inception as a research and development entity and have accordingly incurred losses from operations. For the last two fiscal years ended December 31, 2005 and 2004, we sustained net losses of $6,002,089 and $5,017,908, respectively. At March 31, 2006, we had a working capital deficit of $4,365,875. As a result of our financial condition, our financial statements for the period ended March 31, 2006 reflects the fact that without the realization of additional capital, it would be unlikely for us to continue as a going concern.

CURRENT OPERATIONS

GBI, through our wholly owned subsidiary, Biomedical Diagnostics, and our equity interest in Prion Developmental Laboratories, is engaged in the business of identifying and funding promising biotechnology companies involved in research and related product development in the fields of cancer and neurodegenerative diagnostics. Biomedical Diagnostics has developed a screening diagnostic for breast cancer and through its exclusive license agreement with the University of Michigan, is committed to funding the operating costs of product development of this technology as well as the potential screening diagnostics for the detection of ovarian and prostate cancers. PDL has developed a diagnostic test for prion diseases, a family of fatal neurodegenerative diseases, with a lateral flow strip test that could be used on-site taking approximately thirty minutes to complete.

On June 1, 2005, GBI announced it had signed a definitive agreement with Efoora Inc. (“Efoora”), PDL’s parent company, and PDL to acquire all of Efoora’s shares owned or pledged in PDL for $0.50 per share. The two parties have instead now entered into exclusive worldwide rights agreements for the Rapid Prion-Detection Assay.

In October of 2005, GBI acquired the exclusive rights to distribute, market, use, and sell all the Prion Pathology Diagnostic and Prognostic Testing products in Canada. On January 25, 2006, GBI entered into a 5 year agreement with PDL whereby GBI was appointed the sole authorized sales agent and distributor of PDL’s products worldwide, excluding what was already granted for Canada. PDL’s products include diagnostic tests for Transmissible Spongiform Encephalopathies (TSE’s) and more specifically, assays for: Bovine Spongiform Encephalopathy (BSE), Chronic Wasting Disease (CWD), Scrapie, Creutzfeldt-Jakob Disease (CJD) and new variant CJD.

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

During the first quarter of 2006, we began a private placement of Bridge Notes of up to a principal amount of $1,000,000 and 2,500,000 shares of our common stock. In addition to receiving these funds, we have agreed to pay a commission of 10% of the gross proceeds from the sale of Bridge Notes. As of the end of 1st quarter, we had 26 accredited investors and had raised a total of $820,000.

Under our current plan of operation we will be required to generate or raise at least $2,500,000 (minimal cash requirement) to continue in operation for fiscal 2006. Consequently, we will be required to seek additional capital in the future to fund growth and expansion through additional equity or debt financing, registered primary offering of some type of preferred stock and/or to partner with or enter into joint development and distribution arrangements with an established biomedical company. No such arrangement or discussions relating thereto are presently pending. Furthermore, no assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our shareholders.

Summary of any product research and development that we will perform for the term of our plan of operation.

We did not incur any research and development expenses for the first quarter of 2006 as compared to $85,608 spent during the first quarter of 2005. The decline was a result of reduced activity because of a lack of funding. GBI expects Biomedical Diagnostics to incur substantial research and development costs in the next twelve months, assuming we are able to obtain additional financing either through a debt or equity transaction. If we are able to obtain additional funding, we plan to further expand Biomedical Diagnostic’s product development of the MSA technology. Although Biomedical Diagnostics did not have the funds to continue to expand on its research, its license of Mammastatin was granted additional patent protection through a Deed of Letters Patent recently issued to the University of Michigan by the Australian Patent Office.

We are also exploring the possibilities of a closer business relationship with PDL. PDL’s diagnostic product line for “Mad Cow” disease has attracted significant public and private attention in the biomedical diagnostics industry. In January 2006 the U.S. Patent and Trademark Office issued a Notice of Allowance for the Rapid Prion-Detection Assay for Chronic Wasting Disease developed by PDL and previously approved by the USDA. In March 2006, PDL announced that its BSE assay and the Scrapie assay were successfully tested at the Veterinary Laboratories Agency in Weybridge, England. These test performances will allow PDL to apply for regulatory approval to sell the tests in all major markets in the world.

Expected purchase or sale of plant and significant equipment.

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees.

We currently have 5 full time employees, 3 who are employed in our finance and administrative headquarters in Canada. At the office of our subsidiary in Ann Arbor, Michigan, we have 2 full time employees, 2 part time employees and 1 consultant currently working in this location. We also signed a non-employee CEO engagement agreement with Experigen Management Company, whereby Mr. Doug C. Lane agreed to perform the duties and responsibilities of Chief Executive Officer of the company for a period of 18 months. As revenues begin to increase and we expand our operations, we may hire additional technical, operational and administrative personnel as appropriate. None of our employees are subject to any collective bargaining agreements. We do not expect a significant change in the number of full time employees over the next 12 months. We intend to use the services of independent consultants and contractors to perform various professional services, when appropriate. We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

Although we don’t anticipate hiring a large number of new personnel we have initiated the steps to establish a Corporate Advisory Board and Scientific Advisory Board. At the end of the quarter, we announced that Lou Lome agreed to be a Scientific Advisor and Dr. Kasper Baenziger joined our Corporate Advisory Board. Mr. Lome has an extensive science background as well as a network of leading scientists he has contact with. Dr. Baenziger is the founder and CEO of Nexatio Pharmaceuticals, a private biotechnology company focused on targeted cancer therapies. As we continue our corporate development, we anticipate the establishment of these boards and those who serve on them will be a strong asset to our Company.

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

Liquidity and Capital Resources at March 31, 2006 and December 31, 2005.

The following table summarizes total assets, accumulated deficit and stockholders’ equity.

	March 31, 2006	December 31, 2005
Total Assets	$ 5,241,723	$ 5,367,764
Accumulated Deficit	$ 47,488,559	$ 46,415,647
Stockholders’ Equity	$ 461,295	$ 432,468

Working Capital (Deficit)	$ (4,365,875)	$ (4,851,085)

Cash flows used in operating activities totaled $631,452 for the three months ended March 31, 2006 and $8,268 for the three months ended March 31, 2005. Additionally, we incurred a net loss of $1,073,963 for the three months ended March 31, 2006, which was a decrease from $1,882,195 during the same period the year before. We were able to decrease our net loss as a result of fewer expenses of share based compensation for services. This reduction was partially offset, however by an increase in consulting, management and professional fees. As GBI is currently structured, we expect to incur continuing losses from the operation of Biomedical Diagnostics LLC.

GBI has received a majority of its financing from promissory notes placed with a significant shareholder of the Company. There can be no guarantee that the shareholder will continue to lend funds or that any other lender will provide short-term funds.

During the first quarter of 2006, we began a private placement of Bridge Notes of up to a principal amount of $1,000,000 and 2,500,000 shares of our common stock. In addition to receiving these funds, we have agreed to pay a commission of 10% of the gross proceeds from the sale of Bridge Notes. As of the end of 1st quarter, we had 26 accredited investors and had raised a total of $820,000, while incurring expenses of $10,585.

As of March 31, 2006, we had cash on hand of approximately $143,747 and a working capital deficiency of $4,365,875. Cash on hand is not sufficient to meet our current needs.

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

The Company’s future operations are dependent upon the Company’s ability to remain compliant with its medical technology license agreement with the University of Michigan, obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from its investments. Furthermore, the Company’s equity investments may require additional funding from the Company to continue research and development and other operating activities. As of March 31, 2006, the Company is considered to be in the development stage as the Company has not generated revenues, and has experienced negative cash flow from operations and is not in compliance with the repayment terms of certain promissory note obligations. The Company had a working capital deficiency of $4,365,875 as of March 31, 2006. The Company does not have sufficient working capital to sustain operations until the end of the year and is in immediate need of cash financing. The Company is currently looking to secure additional funds through future debt or equity financings. Such financings may be not available or may not be available on reasonable terms. If the Company is unable to obtain required financing, it may have to reduce or cease operations or liquidate certain assets.

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

The consolidated financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If the Company were not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements. As described elsewhere in this report, at March 31, 2006, there are certain conditions that currently exist, which raise substantial doubt about the validity of this assumption. While the Company anticipates raising additional private placement funds to remove the substantial doubt, these private placements are not assured. Failure to raise additional funds may result in the Company curtailing operations or writing assets and liabilities down to liquidation values, or both.

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

RISKS RELATING TO OUR BUSINESS AND MARKETPLACE

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

We have operated since our inception as a research and development entity and have accordingly incurred losses from operations. For the last two fiscal years ended December 31, 2005 and 2004, we sustained net losses of $6,002,089 and $5,017,908, respectively. At March 31, 2006 we had a working capital deficit of $4,365,875. Capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations since inception. We are in need of additional capital to continue our operations and have been dependent on the proceeds of private placements of securities to satisfy working capital requirements. We will continue to be dependent upon the proceeds of future offerings or public offerings to fund development of products, short-term working capital requirements, marketing activities and to continue implementing the current business strategy. There can be no assurance that we will be able to raise the necessary capital to continue operations.

We will need additional capital in the future to finance our operations, which we may not be able to raise or it may only be available on terms unfavorable to us or our shareholders, which may result in our inability to fund our working capital requirements and harm our operational results. Furthermore, the issuance of additional equity securities will cause dilution to our existing shareholders.

Although we completed a $2.3 Million Private Placement of Bridge Securities in 2004 and Private Placements of $250,000 and $358,000 through the issuance of promissory notes in 2005, we will need additional funding for operations.

During the first quarter of 2006, we entered into an agreement to raise financing through the issuance of Bridge Notes. The notes carry a 12% interest per annum and are payable 90 days after issuance. After 90 days from issuance, the interest on the note will be increased to 18% per annum. In addition to the note, each holder is entitled to common stock equal to 2 ½ times the principal amount invested. On February 27, 2006, we extended the termination date of these notes and increased our principal amount up to $1,000,000, which are convertible into a total of 2,500,000 shares of common stock.

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

PART II--OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We may become involved in various routine legal proceedings incidental to our business. However, to our knowledge as of the date of this report, there are no material pending legal proceedings to which we are a party or to which any of its property is subject.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

On February 3, 2006, we issued a total of 2,023,374 shares of our common stock to Lawrence Pasemko pursuant to the exchange formula in the warrant certificates issued to Mr. Pasemko and 553867 B.C. Ltd, whereby Mr. Pasemko is the President, on March 1, 2005 and November 8, 2005. We believe the issuance of the shares was exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2) based upon his relationship with the Company, including his status as an officer and director. The shares were issued directly by the Company and did not involve a public offering or general solicitation.

On February 3, 2006, we issued 922,528 shares of our common stock to No. 134 Corporate Ventures pursuant to the exchange formula in the warrant certificate issued on November 8, 2005. We believe the issuance of the shares was exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2) based upon its relationship with the Company, including Mr. McKinney, who is the President of No. 134 Corporate Ventures, and has served as an officer and director of the Company. The shares were issued directly by the Company and did not involve a public offering or general solicitation.

On February 3, 2006, we issued 376,658 shares of our common stock to T.J. Louis McKinney pursuant to the exchange formula in the warrant certificate issued to Mr. McKinney on March 1, 2005. We believe the issuance of the shares was exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2) based upon his relationship with the Company, including his status as an officer and director. The shares were issued directly by the Company and did not involve a public offering or general solicitation.

On February 3, 2006, we issued a total of 784,795 shares of our common stock to Dr. Ian B. Woods pursuant to the exchange formula in the warrant certificates issued to Dr. Woods on March 1, 2005 and November 8, 2005. We believe the issuance of the shares was exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2) based upon his relationship with the Company, including his status as a director. The shares were issued directly by the Company and did not involve a public offering or general solicitation.

On February 3, 2006, we issued a total of 2,213,281 shares of our common stock to Aspenwood Holdings Corporation pursuant to the exchange formula in the warrant certificates issued to Aspenwood Holdings on March 1, 2005 and November 8, 2005. We believe the issuance of the shares was exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2) based upon its relationship with the Company, including Mr. McCartney, who is the President of Aspenwood Holdings, and has served as an officer and director of the Company. The shares were issued directly by the Company and did not involve a public offering or general solicitation.

On February 3, 2006, we issued a total of 421,083 shares of our common stock to Jeanne Ohrnberger pursuant to the exchange formula contained in the warrant certificates issued to Ms. Ohrnberger on March 1, 2005 and November 8, 2005. We believe the issuance of the shares was exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation.

On February 3, 2006, we issued 92,790 shares of our common stock to Philip E. Leinard pursuant to the exchange formula contained in the warrant certificate issued to Mr. Leinard on November 8, 2005. We believe the issuance of the shares was exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation.

On February 3, 2006, we issued a total of 2,278,562 shares of our common stock to James Arthurs pursuant to the exchange formula contained in the warrant certificates issued to Mr. Arthurs on March 1, 2005 and November 8, 2005. We believe the issuance of the shares was exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2) based upon his relationship with the Company and our Subsidiary Biomedical Diagnostics. The shares were issued directly by the Company and did not involve a public offering or general solicitation.

On March 15, 2006, we issued 5,219,320 shares of our restricted common stock to the Lutz Family Trust, who agreed to convert an outstanding promissory note of $700,000 and accrued interest at $0.20 per share. We believe the issuance of the shares was exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2) based on their relationship with Company, including his status as a shareholder. The shares were issued directly by the Company and did not involve a public offering or general solicitation.

On March 31, 2005, we signed an Interim CEO agreement with Experigen Management Company, whereby Mr. Douglas C. Lane as the President of Experigen, agreed to perform the duties and responsibilities of Chief Executive Officer for the Registrant for a period of 18 months. Pursuant to this agreement, we agreed to issue 1,229,092 shares of common stock and warrants to purchase 3,072,732 shares of common (which collectively equals approximately 7% of the Registrant’s common stock on a fully diluted basis as of March 31, 2006). As of the date of this filing, we have not issued the shares. We believe the issuance of the shares and warrants is exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2) based on its relationship with Company as a consultant. The shares were issued directly by the Company and did not involve a public offering or general solicitation.

During the first quarter of 2006, we began a private placement of Bridge Notes of up to a principal amount of $1,000,000 and 2,500,000 shares of our common stock. In addition to receiving these funds, we have agreed to pay a commission of 10% of the gross proceeds from the sale of Bridge Notes. As of the end of 1st quarter, we had 26 accredited investors but no shares have been issued. We believe that the issuance of the shares will be exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The investors were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the financial statements and Exchange Act reports. We reasonably believe that the investors immediately prior to making their investment decision, had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of their investment. The investors had the opportunity to speak with our management on several occasions prior to their investment decision.

Subsequent Issuance

On April 4, 2006, we issued 100,000 shares of our restricted common stock to Ed Bertolas Associates as payment for services valued at $75,000. We believe the issuance of the shares was exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation.

On April 5, 2006, E. Greg McCartney exercised options and we authorized the issuance of 463,110 shares of our restricted common stock. At the time of this report, we have not issued the shares. We believe the issuance of the shares will be exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2) based upon his relationship with the Company, including his status as a former officer and current director. The shares will be issued directly by the Company and will not involve a public offering or general solicitation.

On April 5, 2006, T.J. Louis McKinney exercised options and we authorized the issuance of 291,098 shares of our restricted common stock. We believe the issuance of the shares will be exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2) based upon his relationship with the Company, including his status as a former officer and director. The shares will be issued directly by the Company and will not involve a public offering or general solicitation.

On April 5, 2006, Lawrence Pasemko exercised options and we authorized the issuance of 463,110 shares of our restricted common stock. We believe the issuance of the shares will be exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2) based upon his relationship with the Company, including his status as a former officer and director. The shares will be issued directly by the Company and will not involve a public offering or general solicitation.

On April 5, 2006, Dr. Ian Woods exercised options and we authorized the issuance of 294,878 shares of our restricted common stock. We believe the issuance of the shares will be exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2) based upon his relationship with the Company, including his status as a director. The shares will be issued directly by the Company and will not involve a public offering or general solicitation.

On April 5, 2006, James Arthurs exercised options and we authorized the issuance of 79,390 shares of our restricted common stock. We believe the issuance of the shares will be exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2) based upon his relationship with the Company and our Subsidiary Biomedical Diagnostics. The shares will be issued directly by the Company and will not involve a public offering or general solicitation.

On April 13, 2006, we issued 80,094 shares of our common stock to El Dorado Enterprises pursuant to the formula contained in the $151,641 promissory notes issued to El Dorado. Furthermore, El Dorado agreed to extend the note due date from April 30, 2006 to June 30, 2006 and increased the interest rate on the note from 10% to 12%. We believe the issuance of the shares was exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Number	Description
2.1	Merger Agreement with Corgenix Medical Corporation, dated March 12, 2004 (Incorporated by reference to Exhibit 2.1 to Form 10-KSB, filed on April 14, 2004 )
2.2	Amended and Restated Plan of Merger, dated May 21, 2004 (Incorporated by reference to Exhibit 2.2 to Form S-3, filed on May 26, 2004)
2.3	Merger Agreement between Corgenix, Efoora, Prion Developmental Laboratories, and Genesis Bioventures, dated Mary 25, 2004 (Incorporated by reference to Exhibit 2.3 to Form 8-K, filed on June 2, 2004)
2.4	Settlement Agreement with Biotherapies, Paul Ervin, and Genesis Bioventures dated June 9, 2004 (Incorporated by reference to Exhibit 2.4 to Form 8-K, filed on June 18, 2004)
2.5	Amended Agreement and Plan of Merger between Corgenix and Genesis Bioventures, dated December 31, 2004 (Incorporated by reference to Exhibit 2.5 on Form 8-K, filed on January 6, 2005)
2.6	Letter of Termination of Merger from Corgenix, dated January 19, 2005 (Incorporated by reference to Exhibit 2.6 to Form 8-K, filed on January 19, 2005)
3i	Articles of Incorporation
(a)Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 on Form 10SB12G, filed on August 13, 1999)
(b)Amendment to Certificate of Incorporation (Incorporated by reference to Exhibit 3.2 on Form 10SB12G, filed on October 14, 1999)
3ii	Amended and Restated Bylaws (Incorporated by reference to Exhibit3.2 on Form 8-A12B, filed on December 18, 2000)
4.1	Class A Convertible Preferred Stock definition (Incorporated by reference to Exhibit 3.2 on Form 10SB12G, filed on October 14, 1999)
4.2	Specimen Form of stock Certificate (Incorporated by reference to Exhibit 4.1 on Form 8-A12B, filed on December 18, 2000)
4.3	Convertible Note, dated March 12, 2004 (Incorporated by reference to Exhibit 4.1 on Form 8-K, filed on March 24, 2004)
4.5	Warrant Certificate, dated March 12, 2004 (Incorporated by reference to Exhibit 4.1 on Form 8-K, filed on March 24, 2004
4.6	Convertible Promissory Note with Corgenix, dated March 12, 2004 (Incorporated by reference to Exhibit 4.2 on Form 8-K, filed on March 12, 2004)
4.7	Warrant Certificate, dated September 17, 2004 (Incorporated by reference to Exhibit 4.1.1 on Form 8-K, filed on September 23, 2004)
10.1	Joint Venture Agreement and Limited Liability Company Operating Agreement of Biomedical Diagnostics, LLC (Incorporated by reference to Exhibit 10.1 on Form 10SB12G, filed on August 13, 1999)
10.2	Amended and Restated Limited Liability Company Agreement Biomedical Diagnostics, LLC (Incorporated by reference to Exhibit 10.2 on Form 10SB12G, filed on October 14, 1999)

10.3	Management Services Agreement between BioLabs, Inc. and Tynehead Capital Corp. (Incorporated by reference to Exhibit 10.3 on Form 10SB12G, filed on October 14, 1999)
10.4	Letter Agreement with DynaMed, Inc., dated September 2, 1999 (Incorporated by reference to Exhibit 10.4 on Form 10SB12G/A, filed on December 8, 1999)
10.5	Stock Option Agreement under the Amended and Restated BioLabs Stock Option Plan (Incorporated by reference to Exhibit 10.5 on Form S-8, filed on April 27, 2000)
10.6	Amended and Restated Stock Option Plan (Incorporated by reference to Exhibit 10.6 on Form S-8, filed on April 27, 2000)
10.7	Warrant to Purchase Shares (Incorporated by reference to Exhibit 10.7 on Form S-8, filed on April 27, 2000)
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

10.11	Year 2000 Stock Option Plan, 2001 Stock Incentive Plan and Stock Option Grants Outside of Plan (Incorporated by reference to Exhibit 4.1 on Form S-8, filed on December 4, 2001)
10.12	2001 Stock Incentive Plan (Incorporated by Reference to Exhibit 4.2 on Form S-8, filed on December 4, 2001)
10.13	Purchase Agreement between Genesis Bioventures and Biotherapies, Inc., dated November 30, 2001 (Incorporated by reference to Exhibit 99.1 on Form 8-K, filed on December 17, 2001)
10.14	Mammastatin Sublicense Agreement between Genesis Bioventures and Biotherapies, Inc., dated November 30, 2001 (Incorporated by reference to Exhibit 99.2 on Form 8-K, filed on December 17, 2001)
10.15	P & O Technology License Agreement between Genesis Bioventures and Biotherapies, Inc., dated November 30, 2001 (Incorporated by reference to Exhibit 99.3 on Form 8-K, filed on December 17, 2001)
10.16	GBS 2002 Consulting Services Plan (Incorporated by reference to Exhibit 10.1 on Form S-8, filed on October 2, 2002)
10.17	GBS 2002 Stock Award Plan (Incorporated by reference to Exhibit 10.1 on Form S-8, filed on March 5, 2003)
10.18	Service Agreement between ARUP and Biomedical Diagnostics, Inc., dated June 13, 2001 (Incorporated by reference to Exhibit 10.19 on Form 10-KSB/A, filed on September 10, 2004)
10.19	Non-Disclosure Agreement with University of Michigan, dated April 9, 2003 (Incorporated by reference to Exhibit 10.20 on Form 10-kSB/a, filed on September 10, 2004)
10.20	Engagement Agreement between Genesis Bioventures, Inc. and Experigen Management Company, dated March 31, 2006 (Incorporated by reference to Exhibit 10 on Form 8-K, filed on April 13, 2006)
10.21

Exclusive Distribution and License Agreement between Prion Developmental Laboratories, Inc. and Genesis Bioventures, dated October 31, 2005 (Incorporated by reference to Exhibit 10.21 on Form 10-KSB, filed on April 18, 2006)

10.22

Exclusive Distribution and License Agreement between Prion Developmental Laboratories, Inc. and Genesis Bioventures, dated January 25, 2006 (Incorporated by reference to Exhibit 10.22 on Form 10-KSB, filed on April 18, 2006)

10.23	Amendments to University of Michigan License Agreement, dated May 12, 2004 (Incorporated by reference to Exhibit 10.23 on Form 10-KSB, filed on April 18, 2006)
10.24	Amendment to University of Michigan License Agreement, dated October 14, 2005 (Incorporated by reference to Exhibit 10.24 on Form 10-KSB, filed on April 18, 2006)
14	Code of Ethics (Incorporated by reference to Exhibit 14 on Form 10-KSB, filed on April 14, 2004)
31*	Certification of Douglas C. Lane pursuant to Section 302 of the Sarbanes-Oxley Act.
32*	Certification of Douglas C. Lane pursuant to Section 906 of the Sarbanes-Oxley Act.

________________________

*	Filed herewith

b) Reports on Form 8-K

Form 8-K filed on February 7, 2006 – Item 1.01

Form 8-K filed on April 13, 2006 – Item 1.01; 5.02; 9.01

Form 8-K filed on April 26, 2006 – Item 9.01

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESIS BIOVENTURES, INC.

(Registrant)

By: /s/ Douglas C. Lane

Douglas C. Lane,
Chief Executive Officer and Principal Accounting Officer
(On behalf of the registrant and as
principal accounting officer)

Date: May 16, 2006