Form 10QSB
period 2006-06-30
GENESIS BIOVENTURES INC
filed 2006-08-22
CIK 1084966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-30252

GENESIS BIOVENTURES, INC.

(Exact name of small business issuer as specified in its charter)

New York	98-0225226
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3033 King George Highway, #1A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on June 30, 2006, was 67,300,154 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐	No ☒

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

Genesis Bioventures, Inc.

(a Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2006	2005
Assets

Current assets:
Cash and cash equivalents	$47,867	$30,201
Accounts and other receivables	-	3,733
Advances receivable - Prion Development Laboratories	282,114	50,277
Total current assets	329,981	84,211

Fixed assets, net	-	4,397

Other assets:
Medical technology licenses	4,369,314	5,273,308
Deferred financial costs	-	5,848
Total other assets	4,369,314	5,279,156

	$4,699,295	$5,367,764

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$1,086,338	$991,098
Accounts payable and accrued expenses, related party	-	410,051
Promissory notes payable	925,419	2,834,147
Promissory notes payable, related party	136,500	700,000
Total current liabilities	2,148,257	4,935,296

Stockholders' Equity:
Preferred stock, $0.0001 par value, 100,000,000
shares authorized 63,562 shares issued and outstanding	6	6
Common stock, $0.0001 par value, 100,000,000
shares authorized, 67,300,154 and 36,798,147
issued and outstanding at June 30, 2006
and December 31, 2005, respectively	6,730	3,680
Subscriptions receivable	-	135,000
Shares authorized and unissued	177	-
Unamotized warrants and options	(332,119)	-
Prepaid share-based compensation	(378,970)	-
Additional paid-in capital	52,218,087	46,709,429
(Deficit) accumulated during development stage	(48,962,873)	(46,415,647)
	2,551,038	432,468

	$4,699,295	$5,367,764

The accompanying notes are an integral part of these consolidated financial statements

Genesis Bioventures, Inc.

(a Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

					September 19, 1994
	For the three months ended		For the six months ended		(Inception) to
	June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006

Revenue	$-	$-	$-	$-	$-

Expenses:
Amortization	456,394	451,997	908,391	905,336	8,582,632
Investor relations	-	2,072	-	2,131	985,369
Share-based compensation	-	-	-	-	7,622,788
Consulting and management fees	692,429	145,543	833,429	884,294	3,446,314
Rent	15,437	12,646	25,567	25,968	731,086
Salaries and benefits	56,636	41,304	111,247	54,766	1,809,162
Professional fees	102,313	33,167	182,272	55,132	2,634,664
Financing costs	23,848	-	105,848	-	105,848
In process research and development	-	-	-	-	750,000
Research and development	-	85,316	-	170,924	1,585,618
General and administrative expenses	42,652	21,889	145,622	35,489	2,644,567
Total expenses	1,389,709	793,934	2,312,376	2,134,040	30,898,048

Net operating (loss)	(1,389,709)	(793,934)	(2,312,376)	(2,134,040)	(30,898,048)

Other income (expense):
Interest income	10,753	-	10,753	-	10,753
Interest (expense)	(98,849)	-	(220,403)		(1,645,197)
Amortization of deemed discount	-	(657,048)	(26,250)	(1,199,073)	(5,130,707)
Foreign currency gain (loss)	-	(1,574)	(3,492)	(1,636)	(187,119)
Equity in loss of investments:
Prion Developmental Laboratories Inc	-	-	-	-	(2,636,553)
Biotherapies Incorporated	-	-	-	-	(5,437,610)
Biomedical Diagnostics	-	-	-	-	(3,357,253)
Gain (loss) on debt settlements	-	-	-	-	624,803
Net (loss)	$(1,477,805)	$(1,452,556)	2,551,769	(3,334,749)	$48,656,932

Weighted average number of
common shares outstanding - basic and fully diluted	58,367,579	30,864,600	50,839,664	30,761,813

Net (loss) per share - basic and fully diluted	$(0.03)	$(0.05)	$0.05	$(0.11)

The accompanying notes are an integral part of these consolidated financial statements

Genesis Bioventures, Inc.

(a Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

			September 19, 1994
	For the six months ended		(Inception) to
	June 30,		June 30,
	2006	2005	2006
Cash flows from operating activities
Net (loss)	$2,551,769	$(3,334,749)	$48,656,932
Amortization	908,391	905,336	8,582,632
Share-based compensation	562,903	696,561	7,041,634
Share-based interest payments	14,823	-	14,823
Deemed Discount on amortization of promissory Notes	52,500	1,046,739	5,239,040
Equity in loss on investment Biomedical Diagnostics	-	-	3,357,253
Equity in loss on investment Biotherapies	-	-	5,437,610
Equity in loss on investment Prion Developmental Laboratories, Inc.	-	-	2,636,553
In process research and development	-	-	750,000
Stock appreciation rights plan	-	-	29,230
Loss (gain) on debt settlement	-	-	(642,803)
Adjustment to reconcile net (loss) to net cash
used by operating activities
Accounts receivable	3,733	(1,695)	(546)
Advances receivable	(231,837)		(282,114)
Prepaid expenses	5,848	-	109,714
Accounts payable and accrued expenses	256,073	483,296	6,916,461
Net cash (used) by operating activities	4,124,203	(204,512)	87,846,419

Cash flows from investing activities
Capital expenditures on property and equipment	-	-	(146,616)
Purchase of shares and bonds of Biotherapies, Inc.	-	-	(2,643,976)
Investment in Prion Development Laboratories	-	-	(2,636,553)
Acquisition of Biomedical Diagnostics,LLC,net of cash acquired	-	-	(2,696,756)
Cash acquired on consolidation	-	-	8,617
Investment in Biomedical Diagnostics	-	-	(3,000,000)
Investment in I.D. Certify, Inc	-	-	(800,160)
Increase in deferred financing costs	-	-	(379,008)
Purchase of short term investments	-	-	(441,511)
Redemption of short-term investments	-	-	441,511
Deposit on future acquisitions	-	-	(50,000)
Net cash (used) in investing activities	-	-	(12,344,452)

Cash flows from financing activities
Exercise of share purchase warrants	-	-	63,000
Exercise of stock options	-	-	385,803
Issuance of promissory notes	1,072,000	108,000	9,579,933
Repayment of promissory notes	(75,000)	-	(826,681)
Common stock issued for cash	-	-	6,529,047
Common stock subscriptions	-	250,000	562,750
Preferred stock issued for cash	-	-	5,565,911
Net cash provided by financing activities	997,000	358,000	21,859,763

Net (decrease) increase in cash	5,121,203	153,488	97,361,730
Cash - beginning of period	30,201	1,181	-
Cash - end of period	$5,151,404	$154,669	$97,361,730

Supplemental disclosures:
Interest paid	$62,696	$-	$121,553
Income taxes paid	$-	$-	$-

Shares issued in lieu of compensation	$-	$639,751	$644,792
Shares issued in lieu of interest	$437,892	$-	$437,892
Shares issued in settlement of debt	$3,665,000	$72,000	$3,665,000

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

In addition to Biomedical Diagnostics, we currently have a 44% equity interest in Prion Developmental Laboratories, Inc. (“PDL”), a private Delaware company specializing in development of rapid and inexpensive tests to detect Mad Cow disease and Chronic Wasting Disease. We originally became involved in PDL pursuant to an Investment Agreement dated September 8, 2000. We invested a total of $2.0 million in PDL which provided us with a 25% equity ownership. On August 22, 2001, we exercised a right of first refusal to invest additional funds in PDL, by exercising a warrant to purchase an additional one million shares of PDL common stock for $400,000. This increased our equity interest in PDL to 33%. On March 30, 2006 we invested additional funds pursuant to an agreement to acquire all the remaining shares owned by PDL’s parent company and now have approximately a 44% interest.

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

The Company's future operations are dependent upon the Company's ability to remain compliant with its medical technology license agreement with the University of Michigan, obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from its investments. Furthermore, the Company's equity investments may require additional funding from the Company to continue research and development and other operating activities. As of June 30, 2006, the Company is considered to be in the development stage as the Company has not commenced planned operations, or begun to generate revenues. The Company’s ability to continue as a going concern is in doubt because it has not generated revenues, and has experienced negative cash flow from operations and is not in compliance with the repayment terms of certain promissory note obligations. The Company had a working capital deficiency of $1,818,276 as of June 30, 2006. The Company does not have sufficient working capital to sustain operations until the end of the year and is in immediate need of cash financing. The Company is currently looking to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms. If the Company is unable to obtain required financing, it may have to reduce or cease operations or liquidate certain assets.

Note 4 – Commitment and Contingencies

The Company has no pending litigation currently and management is not aware of any threatened litigations. Certain claims have been settled in 2005. On July 7, 2005, pursuant to a letter agreement dated November 4, 2004, the Company paid to the former president $175,000 in a lump sum which, together with the previously transferred 400,000 registered common shares, provided full settlement of all claims relating to a Statement of Claim filed in the Supreme Court of British Columbia on December 18, 2001 against the Company, two directors and their related management company. The two directors provided the 400,000 common shares out of their personal holdings and were subsequently reimbursed through the issue of convertible promissory notes in the amount of $66,000 each and Greg McCartney received an additional convertible promissory note for $22,000 as compensation for his personal guarantee of the obligation.

Note 5 – Property and Equipment

Property and equipment consists of the following:

	June 30,
	2006	2005
Furniture and fixtures	$ 3,893	$ 3,893
Machinery and equipment	5,394	5,394
Office equipment	61,602	61,602
Computer hardware / software	86,043	86,043
Website development costs	189,171	189,171
Leasehold improvements	54,629	54,629
	400,732	400,732
Accumulated depreciation	(400,732)	(396,335)
	$ 0	$ 4,397

Note 6 – Long Term Investments

(a)	Investment in Biomedical Diagnostics, LLC

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

On November 30, 2001, the Company acquired the remaining 50% interest in Biomedical Diagnostics, LLC from Biotherapies, Inc. and commenced the consolidation of the operations of Biomedical Diagnostics, LLC with those of the Company. The carrying value of the Company's original 50% equity investment in Biomedical Diagnostics, LLC at November 30, 2001 of $3,936,978, was allocated to remaining net assets as follows:

Medical technology licenses	$ 4,334,563
Other current assets	8,617
Stock appreciation rights plan liabilities assumed	(301,418)
Other current liabilities assumed	(104,784)
$ 3,936,978

(b)	Investment in Biotherapies, Inc.

June 30,
2006	2005

Investment in Biotherapies, Inc.	$ 5,437,611	$ 5,437,611
Equity in losses and write-down	(5,437,611)	(5,437,611)
	$ -	$ -

	Ownership percentage	2006	2005

Biotherapies, Inc. (b)	(2006 and 2005 – 8.96%)	$ -	$ -

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

	June 30,
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

The Company accounts for its investment in PDL by the equity method from September 8, 2000, the date of initial investment acquisition. At June 30, 2006 carrying value of the investment was $0.

Note 7 – Medical Technology Licenses

June 30,
2006	2005

Medical technology licenses	$ 12,655,926	$ 12,655,926
Accumulated amortization	(8,286,612)	(6,026,627)
	$ 4,369,314	$ 6,629,299

Pursuant to the acquisition of Biomedical Diagnostics, LLC, the Company acquired a license to utilize certain diagnostic technology for use in detecting various diseases including breast, ovarian and prostate cancers (Note 3). Aggregate amortization expense three months ended June 30.2006 and 2005 is $903,994 and $905,336, respectively. Estimated annual amortization expense through 2007 is $1,807,988 per year.

The Company's interest in the medical technology license with the University of Michigan was indirectly held through Biotherapies, Inc. as at December 31, 2002. Subsequent to December 31, 2002, the University of Michigan directly granted license rights to the Company (Note 3) and the indirect license arrangement with Biotherapies, Inc. was terminated.

Note 8 – Promissory Notes Payable

	June 30,
	2006	2005

Shareholder and directors (b)	$ 136,500	$ 700,000
Payable to private investors:
Issued:
2001(c)	143,647	143,647
2002 (d)	70,000	70,000
2004 (a)	-	2,315,000
2005 (e)	272,272	358,000
2006 (f)	439,500	-
Less: Unamortized discount relating to warrants and beneficial conversion feature	-	(52,500)
	$ 1,061,919	$ 3,534,147

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

On June 15, 2006, the note holders elected to convert $2,315,000 in principal and $36,153 in interest to 8,723,452 shares of the Company’s $.0001 par value common stock at $.27 per share. At June 30, 2006 the obligation has been fulfilled.

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

On March 22, 2006 the note holder elected to convert $700,000 in principal and $343,864 in interest to 5,219,320 shares of the Company’s $.0001 par value common stock at $.20 per share. At June 30, 2006 the obligation has been fulfilled.

On June 30, 2006 an officer of the Company resigned and elected to convert his deferred compensation totaling $75,500 to a promissory note with a maturity date of June 30, 2007 bearing interest at 6% per annum.

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

(d)          On April 1, 2002, the Company issued a $30,000 promissory note pursuant to a settlement agreement with a vendor. The note bears interest at 12% per annum and matures June 30.2003. The Company issued 22,500 fully vested common shares to extend the maturity date to December 31, 2003 and recorded the fair value of the common shares as interest expense.

(e)          During 2005, the Company raised a further $358,000 through the issuance of promissory notes. The notes bear interest from 10% to 18% per annum, are unsecured and mature ninety (90) to two hundred seventy (270) days after funds are advanced. Warrants to acquire 187,500 common shares were issued as consideration for certain of these loans. The warrants are exercisable at $0.20 per common share. The fair value of the warrants of $12,056 has been recorded as a discount to the promissory notes and has been fully amortized to interest expense for the period to June 30.2006. The carrying value of promissory notes of $70,000 at the time of issuance was determined by discounting the future stream of interest and principal payments at the prevailing market rate for a similar liability that does not have an associated equity component. The balance of $105,000 was allocated to the conversion option included in shareholders' equity. The discount on the face value of the convertible note is being accrued over the term of the debt. On March 15, 2006, the Company repaid $75,000 principal and interests totaling $5,600.

(f)           During the three months ended June 30, 2006, the Company entered into an agreement to issue Bridge Notes in the principal amount of $1,000,000 bearing interest at 12% per annum payable 90 days after the issuance date. As of June 30, 2006, the Company has raised $990,000, and recorded interest expensed in the amount of $35,117.

On June 30, 2006 two employees of the Company resigned and elected to convert their deferred compensation totaling $89,500 to promissory notes with a maturity date of June 30, 2007 bearing interest at 6% per annum.

Note 9 - Stockholders' Equity

On January 17, 2006, the Company issued 1,500,000 at $0.09 paid for in the fourth quarter of 2005 pursuant to a subscription agreement.

On January 23, 2006, holders of the convertible bridge loans elected to convert $57,875 in accrued interest to 705,126 shares of the Company’s $0.0001 par value common stock.

In February 2006, officers and employees of the company exercised cashless warrants issued in lieu of deferred compensation totaling 9,113,071 shares of the company’s common stock, of which 6,320,636 and 2,792,435 shares were issued at $0.01 and $0.27 per share, respectively.

On March 22, 2006, a note holder elected to convert $700,000 in principal and $343,864 in interests to 5,219,320 shares of the Company’s $0.0001 par value common stock at $0.20 per share.

On April 3, 2006, the Company authorized the issuance of 1,229,092 shares of its $0.0001 par value common stock and granted warrants to purchase up to 3,072,732 at a exercise price of $0.10 per share pursuant to an “Interim CEO Agreement” dated March 31, 2006. The fair value of the shares issued was $454,764 and the value of warrants granted was $$391,653. Each will be accreted over the term of the agreement. As of June 30, 2006, the shares remained un-issued. The Company recorded consulting expense of $141,070, pre-paid share-based compensation of $378,970 and unamortized warrants in the amount of $326,378.

On April 5, 2006, the Company issued 100,000 shares of its $0.0001 par value common stock to an individual for consulting services totaling $75,000.

On April 5, 2006, officers and employees of the Company notified the Company of their intent to exercise cashless warrants issued in lieu of deferred compensation totaling 1,591,586 shares of the Company’s common stock.

On April 13, 2006, El Dorado Enterprises, Inc. submitted a request to exercise warrants granted pursuant to $151,641 promissory notes to 80,094 shares of the Company’s $0.0001 par value common stock at $0.15 per share. El Dorado Enterprises, Inc. agreed to extend the note due date from April 30, 2006 to June 30, 2006 and increased the interest rate on the note from 10% to 12%.

On May 10, 2006, the Company granted an individual options to purchase up to 50,000 shares of the Company’s $.0001 par value common stock at an exercisable for 5 years at price of $0.20 per share in exchange for consulting services. The value of the warrants was $6,263 and will be amortized over the terms of the agreement. As of June 30, the Company recorded a consulting expense in the amount of $522, the remaining $5,741 has been recorded as unamortized warrants and options.

On June 12, 2006, the Company authorized the issuance of 249,058 shares of its common stock for payment of legal services valued at $61,275. As of June 30, 2006 the shares were un-issued.

On June 15, 2006, the Company authorized the issuance of 8,589,314 and 134,138 shares of its $.0001 par value common stock for settlement of notes payable totaling $2,315,000 and accrued interest in the amount of $36,153.

On June 15, 2006, the Company authorized the issuance 2,500,000 shares of its $.0001 par value common stock for principal reduction of notes payable totaling $650,000 pursuant to its financing agreement with Newbridge Securities.

On June 15, 2006, the Company authorized the issuance of 969,375 shares of its $.0001 par value common stock for various consulting services. The Company recorded consulting expense of $252,038, the fair value of the underlying shares.

On June 15, the Company authorized the issuance of 300,000 shares of its $.0001 par value common stock valued at $78,000 in exchange for various consulting services. As of June 30, 2006, the shares remained un-issued.

Note 10 – Subsequent events

On July 21, 2006, the Company entered into two Promissory notes totaling $150,000 maturing on October 18, 2006. Interest shall be paid in the form of restricted common stock at a rate of two (2) shares for every dollar lent by the holder or 300,000 shares. Pursuant to the notes, the Company shall issue a total of 300,000 shares of its $.0001 par value common stock upon execution of the note as prepaid interest.

On August 7, 2006, the Company entered into a Consulting Agreement with Franzen Business Consulting to provide services as directed by the Chief Executive Officer for a term of 180 days at an hourly consulting fee of $225 paid weekly. Pursuant to the agreement, the Company will issue 200,000 shares of its par value common stock for their services upon execution of the agreement.

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

OVERVIEW AND OUTLOOK

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

We have operated since our inception as a research and development entity and have accordingly incurred losses from operations. For the last two fiscal years ended December 31, 2005 and 2004, we sustained net losses of $6,002,089 and $5,017,908, respectively. At June 30, 2006, we had a working capital deficit of $1,818,276. As a result of our financial condition, our financial statements for the period ended June 30, 2006 reflects the fact that without the realization of additional capital, it would be unlikely for us to continue as a going concern.

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

On May 17, 2006, GBI entered into a Distribution and License Agreement with Bio Business Development Company, Inc. (“BBDC”), a Canadian corporation, wherein GBI appointed BBDC to be the sole authorized sales agent and distributor of PDL’s diagnostic test for Transmissible Spongiform Encephalopathies in the territories of Asia and surrounding areas for a seven year term. In January of 2006, GBI was granted the exclusive worldwide license of PDL’s technology, which includes diagnostic tests for Transmissible Spongiform Encephalopathies and specific assays. As a holder of PDL’s rights, GBI appointed BBDC the exclusive rights to market, sell, and distribute specific products in Japan and 17 other countries located in and around Asia and the Pacific Rim.

In June of 2006, GBI entered into a non-binding Letter of Intent to acquire the assets of PDL. A final agreement is subject to the completion of company due diligence but is anticipated to close within sixty to ninety days. As part of the agreement, Dr. Rubenstein and Dr. Petersen, the founding scientists at PDL, would agree to continue to work for the newly formed company housing the purchase of these assets.

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

During the first quarter of 2006, we began a private placement of Bridge Notes of up to a principal amount of $1,000,000 and convertible into 2,500,000 shares of our common stock. In addition to receiving these funds, we have agreed to pay a commission of 10% of the gross proceeds from the sale of Bridge Notes. As of June 30, 2006, we had raised $990,000 and recorded interest in the amount of $35,117.

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

We did not incur any research and development expenses for the first six months of 2006 as compared to $170,924 spent during the same period of 2005. The decline was a result of reduced activity because of a lack of funding. GBI expects Biomedical Diagnostics to incur substantial research and development costs in the next twelve months, assuming we are able to obtain additional financing either through a debt or equity transaction. If we are able to obtain additional funding, we plan to further expand Biomedical Diagnostic’s product development of the MSA technology. Although Biomedical Diagnostics did not have the funds to continue to expand on its research, its license of Mammastatin was granted additional patent protection through a Deed of Letters Patent recently issued to the University of Michigan by the Australian Patent Office.

We are also exploring the possibilities of a closer business relationship with PDL and possibly a purchase of its assets. PDL’s diagnostic product line for “Mad Cow” disease has attracted significant public and private attention in the biomedical diagnostics industry. In March 2006, PDL announced that its BSE assay and the Scrapie assay were successfully tested and achieved 100% sensitivity and 100% specificity in a recent trial on confirmed positive and negative samples at the Veterinary Laboratories Agency in Weybridge, England. In May 2006, the U.S. Patent and Trademark Office granted a patent for the Rapid Prion-Detection Assay for Chronic Wasting Disease developed by PDL and previously approved by the USDA. These test performances will allow PDL to apply for regulatory approval to sell the tests in all major markets in the world. Furthermore, GBI granted an exclusive license of the Rapid Prion Detection Assays to Bio Business Development Company to commercialize the product in eighteen countries of the Pacific Rim.

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

At the end of second quarter we had 3 full time employees, 2 who are employed in our finance and administrative headquarters in Canada. At the office of our subsidiary in Ann Arbor, Michigan, we have 2 full time employees, 2 part time employees and 1 consultant currently working in this location. We also signed a non-employee CEO engagement agreement with Experigen Management Company, whereby Mr. Douglas C. Lane agreed to perform the duties and responsibilities of Chief Executive Officer of the company for a period of 18 months. As revenues begin and we expand our operations, we may hire additional technical, operational and administrative personnel as appropriate. None of our employees are subject to any collective bargaining agreements. We do not expect a significant change in the number of full time employees over the next 12 months. We intend to use the services of independent consultants and contractors to perform various professional services, when appropriate. We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

In line with our announced management reorganization, during the second quarter we announced the resignation of Mr. E. Greg McCartney from our board of directors as well as the appointment of Mr. Jonathan Atzen as our new Secretary and director. Mr. Atzen brings over 15 years of general corporate and securities knowledge from his services as in-house and outside general counsel to publicly-traded and private technology companies. Subsequent to the second quarter, we also entered into a consulting agreement with Franzen Business Consulting to provide services as a financial consultant for a term of 180 days. Mr. Franzen brings 30 years of experience in top-level accounting and corporate finance assignments and has assisted both private and public companies in helping meet their capital needs.

Although we don’t anticipate hiring a large number of new personnel we have initiated a Corporate Advisory Board and Scientific Advisory Board. During the first quarter, we announced that Lou Lome agreed to be a Scientific Advisor and Dr. Kasper Baenziger joined our Corporate Advisory Board. Mr. Lome has an extensive science background as well as a network of leading scientists he has contact with. Dr. Baenziger is the founder and former CEO of Nexatio Pharmaceuticals, a private biotechnology company focused on targeted cancer therapies. As we continue our corporate development, we anticipate the establishment and expansion of these boards and those who serve on them will be a strong asset to our Company.

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

Liquidity and Capital Resources at June 30, 2006 and December 31, 2005.

The following table summarizes current assets, liabilities and working capital at June 30, 2006 compared to December 31, 2005.

	June 30, 2006	December 31, 2005	Increase / (Decrease)
			$	%

Current Assets	$329,981	$84,211	$245,770	292%

Current Liabilities	$2,148,257	$4,935,296	$(2,787,039)	(56%)

Working Capital (Deficit)	$(1,818,276)	$(4,851,085)	$(3,032,809)	(63%)

Cash flows used in operating activities totaled $979,334 for the six months ended June 30, 2006. Additionally, we incurred a net loss of $2,551,769 for the six months ended June 30, 2006, which was a decrease from $3,334,749 during the same period the year before. We were able to decrease our net loss as a result of fewer expenses of share based compensation for services. This reduction was partially offset, however by an increase in consulting, management and professional fees. As GBI is currently structured, we expect to incur continuing losses from the operation of Biomedical Diagnostics LLC.

GBI has received a majority of its financing from promissory notes placed with a significant shareholder of the Company. There can be no guarantee that the shareholder will continue to lend funds or that any other lender will provide short-term funds.

On June 15, 2006, noteholders elected to convert $2,315,000 in principal and $36,153 in interest to 8,723,452 shares of the Company’s common stock at $0.27 per share. On June 20, 2006, two employees of the Company resigned and elected to convert their deferred compensation totaling $89,500 to promissory notes with a maturity date of June 30, 2007 and bearing an interest rate of 6% per annum. Subsequent to the second quarter, the Company entered into promissory notes totaling $150,000 with a maturity date of October 18, 2006. Pursuant to these notes, the Company agreed to pay the interest in the form of restricted common stock at a rate of 2 shares for every dollar lent by the holder, or a total of 300,000 shares as prepaid interest.

During the second quarter of 2006, we closed our private placement of Bridge Notes for a principal amount of $1,000,000 and convertible into 2,500,000 shares of our common stock. Each note carries 12% interest, which is to subject to increase to 18% after 90 days from the date of issuance. In addition to receiving these funds, we have agreed to pay a commission of 10% of the gross proceeds from the sale of Bridge Notes. At the closing of our private placement, we had 32 accredited investors and had raised a total of $990,000, while incurring interest expenses of $35,117.

As of June 30, 2006, we had cash on hand of approximately $47,867 and a working capital deficiency of $1,818,276. Cash on hand is not sufficient to meet our current needs.

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

The Company’s future operations are dependent upon the Company’s ability to remain compliant with its medical technology license agreement with the University of Michigan, obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from its investments. Furthermore, the Company’s equity investments may require additional funding from the Company to continue research and development and other operating activities. As of June 30, 2006, the Company is considered to be in the development stage as the Company has not generated revenues, and has experienced negative cash flow from operations and is not in compliance with the repayment terms of certain promissory note obligations. The Company had a working capital deficiency of $1,818,276 as of June 30, 2006. The Company does not have sufficient working capital to sustain operations until the end of the year and is in immediate need of cash financing. The Company is currently looking to secure additional funds through future debt or equity financings. Such financings may be not available or may not be available on reasonable terms. If the Company is unable to obtain required financing, it may have to reduce or cease operations or liquidate certain assets.

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

The consolidated financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If the Company were not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements. As described elsewhere in this report, at June 30, 2006, there are certain conditions that currently exist, which raise substantial doubt about the validity of this assumption. While the Company anticipates raising additional private placement funds to remove the substantial doubt, these private placements are not assured. Failure to raise additional funds may result in the Company curtailing operations or writing assets and liabilities down to liquidation values, or both.

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

FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATION

Risk Relating with Our Business and Marketplace

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

We have operated since our inception as a research and development entity and have accordingly incurred losses from operations. For the last two fiscal years ended December 31, 2005 and 2004, we sustained net losses of $6,002,089 and $5,017,908, respectively. At June 30, 2006 we had a working capital deficit of $1,818,276. Capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations since inception. We are in need of additional capital to continue our operations and have been dependent on the proceeds of private placements of securities to satisfy working capital requirements. We will continue to be dependent upon the proceeds of future offerings or public offerings to fund development of products, short-term working capital requirements, marketing activities and to continue implementing the current business strategy. There can be no assurance that we will be able to raise the necessary capital to continue operations.

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

During the first and second quarters of 2006, we agreed to raise financing through the issuance of Bridge Notes. The notes carry a 12% interest per annum and are payable 90 days after issuance. After 90 days from issuance, the interest on the note will be increased to 18% per annum. In addition to the note, each holder is entitled to common stock equal to 2 ½ times the principal amount invested. On February 27, 2006, we extended the termination date of these notes and increased our principal amount up to $1,000,000, which are convertible into a total of

2,500,000 shares of common stock. As of the end of second quarter we had sold 32 notes to accredited investors.

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

Risk Factors Relating to Our Common Stock

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

NASD sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the National Association of Securities Dealers (NASD) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 3. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, Douglas C. Lane, our Chief Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, Mr. Lane, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in our periodic SEC filings. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.

Item 2. Changes in Securities

Recent Sales of Unregistered Securities

On April 4, 2006, we issued 100,000 shares of our restricted common stock to Ed Bertolas Associates as payment for services valued at $75,000. We believe the issuance of the shares was exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision.

On April 13, 2006, we issued 80,094 shares of our common stock to El Dorado Enterprises pursuant to the formula contained in the $151,641 promissory notes issued to El Dorado. Furthermore, El Dorado agreed to extend the note due date from April 30, 2006 to June 30, 2006 and increased the interest rate on the note from 10% to 12%. As of the date of this filing, we have not repaid the note and continue to accrue interest at the rate of 12%. We believe the issuance of the shares was exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision.

On June 15, 2006, we authorized a total of 300,000 shares (200,000 and 100,000, respectively) of our common stock to two individuals for compensation of consulting services.

As of the date of this filing, we have not issued the shares. We believe the issuance of the shares was exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision.

On June 28, 2006, we issued a total of 8,723,452 shares of our common stock for settlement and interest of notes payable totaling $2,315,000 and accrued interest of $36,153. We believe the issuance of the shares was exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares were issued directly by the Company and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There were no commissions paid on the issuance and sale of the shares.

On June 29, 2006, we issued a total of 3,349,375 shares of our common stock to Newbridge Securities pursuant to a private placement of Bridge Notes with a principal amount of $1,000,000 and 2,500,000 shares of our common stock. In addition to receiving these funds, we agreed to pay a commission of 10% of the gross proceeds from the sale of Bridge Notes, which was paid with shares of our common stock. At the close of this placement, we had 31 accredited investors. We believe the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The investors were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the financial statements and Exchange Act reports. We reasonably believed that the investors immediately prior to making their investment decision, had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of their investment. The investors had the opportunity to speak with our management on several occasions prior to their investment decision.

On June 29, 2006, we issued 120,000 shares of our common stock to Aurelius Consulting Group, Inc. for its services and pursuant to its consulting contract. We believe the issuance of the shares was exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There were no commissions paid on the issuance and sale of the shares.

Issuance of Options

On May 10, 2006, we granted options to purchase up to 50,000 shares of our common stock to Antony Dyakowski at an exercise price of $0.20. The options are exercisable for 5 years. We believe the issuance of the options was exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2) based upon his relationship with the Company, including his status as a director. The options were issued directly by the Company and did not involve a public offering or general solicitation. The recipient of the options was afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to issuing the options, had such knowledge and experience in our financial and business matters that he was capable of evaluating the merits and risks of his investment. The recipient had the opportunity to speak with our management on several occasions prior to his investment decision. There were no commissions paid on the issuance of the options.

Recent Issuances of Securities Registered Pursuant to Form S-8

On April 5, 2006, the following individuals exercised options and were issued shares from Registration Statements on Form S-8 filed on April 27, 2000 and December 6, 2001.

Person Issued to	Date of Issuance	Number of Shares
E. Greg McCartney	May 31, 2006	463,110
T.J. Louis McKinney	May 31, 2006	291,098
Lawrence Pasemko	May 31, 2006	463,110
Dr. Ian Woods	May 31, 2006	294,878
James Arthurs	May 31, 2006	79,390

Subsequent Issuances

On July 21, 2006, we authorized the issuance of 300,000 shares of our common stock pursuant to two promissory notes entered into as satisfaction of prepaid interest. We believe the issuance of the shares will be exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2). The shares will be issued directly by the Company and does not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There will be no commissions paid on the issuance and sale of the shares.

On June 12, 2006, we authorized the issuance of shares as payment for legal services and subsequent to June 30, 2006, we issued the shares from a Registration Statement on Form S-8 filed on July 21, 2006.

Person Issued to	Date of Issuance	Number of Shares
Erick Richardson	July 25, 2006	245,098

On August 7, 2006, we authorized the issuance of 200,000 shares of our common stock to Franzen Business Consulting pursuant to its consulting agreement. As of the date of this filing we have not issued the shares but intend to issue the shares from the Registration Statement on Form S-8 filed on July 21, 2006.

Item 3.	Defaults by the Company upon its Senior Securities

As of July 1, 2006, we were in default on our El Dorado Enterprises promissory note in the approximate amount of $151,641.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on 8-K.

Exhibit Number	Description
2.1	Merger Agreement with Corgenix Medical Corporation, dated March 12, 2004 (Incorporated by reference to Exhibit 2.1 to Form 10-KSB, filed on April 14, 2004)
2.2	Amended and Restated Plan of Merger, dated May 21, 2004 (Incorporated by reference to Exhibit 2.2 to Form S-3, filed on May 26, 2004)
2.3	Merger Agreement between Corgenix, Efoora, Prion Developmental Laboratories, and Genesis Bioventures, dated Mary 25, 2004 (Incorporated by reference to Exhibit 2.3 to Form 8-K, filed on June 2, 2004)
2.4	Settlement Agreement with Biotherapies, Paul Ervin, and Genesis Bioventures dated June 9, 2004 (Incorporated by reference to Exhibit 2.4 to Form 8-K, filed on June 18, 2004)
2.5	Amended Agreement and Plan of Merger between Corgenix and Genesis Bioventures, dated December 31, 2004 (Incorporated by reference to Exhibit 2.5 on Form 8-K, filed on January 6, 2005)
2.6	Letter of Termination of Merger from Corgenix, dated January 19, 2005 (Incorporated by reference to Exhibit 2.6 to Form 8-K, filed on January 19, 2005)

3i	Articles of Incorporation
(a)Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 on Form 10SB12G, filed on August 13, 1999)
(b)Amendment to Certificate of Incorporation (Incorporated by reference to Exhibit 3.2 on Form 10SB12G, filed on October 14, 1999)
3ii	Amended and Restated Bylaws (Incorporated by reference to Exhibit3.2 on Form 8-A12B, filed on December 18, 2000)
4.1	Class A Convertible Preferred Stock definition (Incorporated by reference to Exhibit 3.2 on Form 10SB12G, filed on October 14, 1999)
4.2	Specimen Form of stock Certificate (Incorporated by reference to Exhibit 4.1 on Form 8-A12B, filed on December 18, 2000)
4.3	Convertible Note, dated March 12, 2004 (Incorporated by reference to Exhibit 4.1 on Form 8-K, filed on March 24, 2004)
4.5	Warrant Certificate, dated March 12, 2004 (Incorporated by reference to Exhibit 4.1 on Form 8-K, filed on March 24, 2004
4.6	Convertible Promissory Note with Corgenix, dated March 12, 2004 (Incorporated by reference to Exhibit 4.2 on Form 8-K, filed on March 12, 2004)
4.7	Warrant Certificate, dated September 17, 2004 (Incorporated by reference to Exhibit 4.1.1 on Form 8-K, filed on September 23, 2004)
10.1	Joint Venture Agreement and Limited Liability Company Operating Agreement of Biomedical Diagnostics, LLC (Incorporated by reference to Exhibit 10.1 on Form 10SB12G, filed on August 13, 1999)
10.2	Amended and Restated Limited Liability Company Agreement Biomedical Diagnostics, LLC (Incorporated by reference to Exhibit 10.2 on Form 10SB12G, filed on October 14, 1999)
10.3	Management Services Agreement between BioLabs, Inc. and Tynehead Capital Corp. (Incorporated by reference to Exhibit 10.3 on Form 10SB12G, filed on October 14, 1999)
10.4	Letter Agreement with DynaMed, Inc., dated September 2, 1999 (Incorporated by reference to Exhibit 10.4 on Form 10SB12G/A, filed on December 8, 1999)
10.5	Stock Option Agreement under the Amended and Restated BioLabs Stock Option Plan (Incorporated by reference to Exhibit 10.5 on Form S-8, filed on April 27, 2000)
10.6	Amended and Restated Stock Option Plan (Incorporated by reference to Exhibit 10.6 on Form S-8, filed on April 27, 2000)
10.7	Warrant to Purchase Shares (Incorporated by reference to Exhibit 10.7 on Form S-8, filed on April 27, 2000)
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

b) Reports on Form 8-K

Form 8-K filed on June 12, 2006 – Item 8.01 and Item 9.01

Form 8-K filed on July 12, 2006 – Item 5.02; Item 8.01 and 9.01

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESIS BIOVENTURES, INC.

(Registrant)

By:/s/ Douglas Lane

Douglas C. Lane, Chief Executive Officer

(Principal Financial Officer and

Principal Accounting Officer)

Date: August 21, 2006