Form 10QSB/A
period 2006-06-30
GENESIS BIOVENTURES INC
filed 2006-08-22
CIK 1084966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-QSB/A (“Amendment No. 1”) is being filed by Genesis Bioventures, Inc. (the “Company”) to correct clerical summation errors made on the Consolidated Statements of Operations and Consolidated Statements of Cash Flows included in the Company’s Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2006 filed with Securities and Exchange Commission on August 21, 2006 (the “Original Filing”):

The Consolidated Statements of Operations and Consolidated Statements of Cash Flows have been replaced in their entirety in this Amendment No. 1.

This Amendment does not amend any other information previously filed in the Original Filing.  The Original Filing is hereby superseded and amended with respect to Part I as set forth in this Amendment No. 1.

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

The accompanying notes are an integral part of these consolidated financial statements

Genesis Bioventures, Inc.

(a Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

					September 19, 1994
	For the three months ended		For the six months ended		(Inception) to
	June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006

Revenue	$-	$-	$-	$-	$-

Expenses:
Amortization	456,394	451,997	908,391	905,336	8,582,632
Investor relations	-	2,072	-	2,131	985,369
Share-based compensation	-	-	-	-	7,622,788
Consulting and management fees	692,429	145,543	833,429	884,294	3,446,314
Rent	15,437	12,646	25,567	25,968	731,086
Salaries and benefits	56,636	41,304	111,247	54,766	1,809,162
Professional fees	102,313	33,167	182,272	55,132	2,634,664
Financing costs	23,848	-	105,848	-	105,848
In process research and development	-	-	-	-	750,000
Research and development	-	85,316	-	170,924	1,585,618
General and administrative expenses	42,652	21,889	145,622	35,489	2,644,567
Total expenses	1,389,709	793,934	2,312,376	2,134,040	30,898,048

Net operating (loss)	(1,389,709)	(793,934)	(2,312,376)	(2,134,040)	(30,898,048)

Other income (expense):
Interest income	10,753	-	10,753	-	10,753
Interest (expense)	(98,849)	-	(220,403)		(1,645,197)
Amortization of deemed discount	-	(657,048)	(26,250)	(1,199,073)	(5,130,707)
Foreign currency gain (loss)	-	(1,574)	(3,492)	(1,636)	(187,119)
Equity in loss of investments:
Prion Developmental Laboratories Inc	-	-	-	-	(2,636,553)
Biotherapies Incorporated	-	-	-	-	(5,437,610)
Biomedical Diagnostics	-	-	-	-	(3,357,253)
Gain (loss) on debt settlements	-	-	-	-	624,803
Net (loss)	$(1,477,806)	$(1,452,556)	(2,551,768)	(3,334,749)	$(48,656,931)

Weighted average number of
common shares outstanding - basic and fully diluted	58,367,579	30,864,600	50,839,664	30,761,813

Net (loss) per share - basic and fully diluted	$(0.03)	$(0.05)	$(0.05)	$(0.11)

The accompanying notes are an integral part of these consolidated financial statements

Genesis Bioventures, Inc.

(a Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

			September 19, 1994
	For the six months ended		(Inception) to
	June 30,		June 30,
	2006	2005	2006
Cash flows from operating activities
Net (loss)	$(2,551,768)	$(3,334,749)	$(48,656,931)
Amortization	908,391	905,336	8,582,632
Share-based compensation	562,903	696,561	7,041,634
Share-based interest payments	14,823	-	14,823
Deemed Discount on amortization of promissory Notes	52,500	1,046,739	5,239,040
Equity in loss on investment Biomedical Diagnostics	-	-	3,357,253
Equity in loss on investment Biotherapies	-	-	5,437,610
Equity in loss on investment Prion Developmental Laboratories, Inc.	-	-	2,636,553
In process research and development	-	-	750,000
Stock appreciation rights plan	-	-	29,230
Loss (gain) on debt settlement	-	-	(642,803)
Adjustment to reconcile net (loss) to net cash
used by operating activities
Accounts receivable	3,733	(1,695)	(546)
Advances receivable	(231,837)		(282,114)
Prepaid expenses	5,848	-	109,714
Accounts payable and accrued expenses	256,073	483,296	6,916,461
Net cash (used) by operating activities	(979,334)	(204,512)	(9,467,444)

Cash flows from investing activities
Capital expenditures on property and equipment	-	-	(146,616)
Purchase of shares and bonds of Biotherapies, Inc.	-	-	(2,643,976)
Investment in Prion Development Laboratories	-	-	(2,636,553)
Acquisition of Biomedical Diagnostics,LLC,net of cash acquired	-	-	(2,696,756)
Cash acquired on consolidation	-	-	8,617
Investment in Biomedical Diagnostics	-	-	(3,000,000)
Investment in I.D. Certify, Inc	-	-	(800,160)
Increase in deferred financing costs	-	-	(379,008)
Purchase of short term investments	-	-	(441,511)
Redemption of short-term investments	-	-	441,511
Deposit on future acquisitions	-	-	(50,000)
Net cash (used) in investing activities	-	-	(12,344,452)

Cash flows from financing activities
Exercise of share purchase warrants	-	-	63,000
Exercise of stock options	-	-	385,803
Issuance of promissory notes	1,072,000	108,000.00	9,579,933
Repayment of promissory notes	(75,000)	-	(826,681)
Common stock issued for cash	-	-	6,529,047
Common stock subscriptions	-	250,000.00	562,750
Preferred stock issued for cash	-	-	5,565,911
Net cash provided by financing activities	997,000	358,000	21,859,763

Net (decrease) increase in cash	17,666	153,488	47,867
Cash - beginning of period	30,201	1,181	-
Cash - end of period	$47,867	$154,669	$47,867

Supplemental disclosures:
Interest paid	$62,696	$-	$121,553
Income taxes paid	$-	$-	$-

Shares issued in lieu of compensation	$-	$639,751	$644,792
Shares issued in lieu of interest	$437,892	$-	$437,892
Shares issued in settlement of debt	$3,665,000	$72,000.00	$3,665,000

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