Form 10QSB
period 2006-09-30
GENESIS BIOVENTURES INC
filed 2006-12-01
CIK 1084966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-30252

GENESIS BIOVENTURES, INC.

(Exact name of small business issuer as specified in its charter)

New York	98-0225226
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10940 Wilshire Boulevard, Suite 600

Los Angeles, CA 90024

(Address of principal executive offices)

(310) 443-4102

(Issuer’s telephone number)

3033 King George Highway, #1A

Surrey, BC, Canada V4P 1B8

(Former name, former address and former fiscal year, if changed since last report.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The number of shares of Common Stock, $0.0001 par value, outstanding on November 30, 2006, was 71,246,131 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐	No ☒

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

Genesis Bioventures, Inc.

(a Development Stage Company)

Consolidated Balance Sheets

	September 30, 2006	December 31, 2005
Assets

Current assets:
Cash and cash equivalents	$ 18,702	$ 30,201
Accounts and other receivables	-	3,733
Advances receivable – Prion Development Laboratories	292,867	50,277
Prepaid expenses	60,136	-
Total current assets	371,705	84,211

Fixed assets, net	1,274	4,397

Other assets:
Medical technology licenses	3,917,332	5,273,308
Intangible assets	36,000	-
Deposits	4,327	-
Deferred financial costs	-	5,848
Total other assets	3,957,659	5,279,156

Total assets	$ 4,330,638	$ 5,367,764

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$ 1,216,901	$ 991,098
Accounts payable and accrued expenses, related party	-	410,051
Promissory notes payable	2,564,147	2,834,147
Promissory notes payable, related party	339,239	700,000
Total current liabilities	4,120,287	4,935,296

Stockholders’ equity
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, 63,562 shares issued and outstanding	6	6
Common stock, $0.0001 par value, 100,000,000 shares authorized; 67,845,252 and 36,798,147 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	6,785	3,680
Subscriptions receivable	-	135,000
Shares authorized and unissued	282	-
Unamortized warrants and options	(266,843)	-
Prepaid share-based compensation	(383,113)	-
Additional paid-in capital	52,053,390	46,709,429
(Deficit) accumulated during development stage	(51,200,156)	(46,415,647)
	210,351	432,468
	$ 4,330,638	$ 5,367,764

The accompanying notes are an integral part of these consolidated financial statements

Genesis Bioventures, Inc.

(a Development Stage Company)

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		September 19, 1994 (Inception) to September 30,
	2006	2005	2006	2005	2006

Revenue	$ -	$ -	$ -	$ -	$ -

Expenses:
Depreciation and Amortization	452,008	451,997	1,360,400	1,357,333	9,034,641
Investor relations	-	61	-	2,192	2,449,073
Consulting and management fees	433,020	198,967	1,329,949	1,083,261	10,030,068
Rent	10,485	13,040	36,052	39,008	741,571
Salaries and benefits	51,605	(56,445)	162,852	(1,679)	1,932,617
Professional fees	9,665	4,306	191,937	59,438	2,644,329
Financing costs	-	-	1,146,223	-	1,146,223
In process research and development	-	-	-	-	750,000
Research and development	-	87,166	-	258,090	1,585,618
General and administrative expenses	50,826	20,762	192,675	56,251	2,691,619
Total expenses	1,007,609	719,854	4,420,088	2,853,894	33,005,759

Net operating (loss)	(1,007,609)	(719,854)	(4,420,088)	(2,853,894)	(33,005,759)

Other income (expense):
Interest (expense)	(99,778)	(102,288)	(309,427)	(254,622)	(1,734,222)
Amortization of deemed discount	-	-	(52,500)	(1,046,739)	(5,130,707)
Foreign currency gain (loss)	227	(2,494)	(3,546)	(4,130)	(187,173)
Equity in loss of investments
Prion Developmental Laboratories, Inc.	-	-	-	-	(2,636,553)
Biotherapies Incorporated	-	-	-	-	(5,437,610)
Biomedical Diagnostics	-	-	-	-	(3,357,253)
Gain (loss) on debt settlements	-	-	-	-	642,803
Net (loss)	$(1,007,160)	$ (824,636)	$(4,785,561)	$ (4,159,385)	$ (50,846,474)

Weighted average number of common shares outstanding - basic and fully diluted	69,402,946	30,660,156	57,095,422	30,722,555

Net (loss) per share – basic and fully diluted	$ (0.02)	$ (0.03)	$ (0.08)	$ (0.14)

The accompanying notes are an integral part of these consolidated financial statements

Genesis Bioventures, Inc.

(a Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,		September 19, 1994 (Inception) to September 30,
	2006	2005	2006

Cash flows from operating activities
Net (loss)	$ (4,785,561)	$ (4,159,385)	$ (50,846,474)
Depreciation and amortization	1,360,400	1,357,333	9,034,641
Share-based compensation	995,126	672,711	7,465,985
Share-based interest payments	437,892	-	437,892
Deemed discount on amortization of promissory notes	52,500	1,046,739	5,239,040
Financing fees	1,040,375	-	1,040,375
Equity in los on investment Biomedical Diagnostics	-	-	3,357,253
Equity in loss on investment Biotherapies	-	-	5,437,610
Equity in loss on investment Prion Developmental Laboratories, Inc.	-	-	2,636,553
In process research and development	-	-	750,000
Stock appreciation rights plan	-	-	29,230
Loss (gain) on debt settlement	-	-	(642,803)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Accounts receivable	3,732	26	(547)
Advances receivable	(242,590)	-	(292,867)
Prepaid expenses	(136)	-	103,730
Accounts payable and accrued expenses	92,299	552,925	6,716,309
Net cash (used) by operating activities	(1,045,963)	(529,651)	(9,534,073)

Cash flows from investing activities
Capital expenditures on property and equipment	(1,286)	-	(147,902)
Purchase of shares and bonds of Biotherapies, Inc.	-	-	(2,643,976)
Investment in Prion Developmental Laboratories	-	-	(2,636,553)
Acquisition of Biomedical Diagnostics, LLC, net of cash acquired	-	-	(2,696,756)
Cash acquired on consolidation	-	-	8,617
Investment in Biomedical Diagnostics	-	-	(3,000,000)
Investment in I.D. Certify, Inc.	-	-	(800,160)
Increase in deferred financing costs	-	-	(379,008)
Purchase of short-term investments	-	-	(441,511)
Redemption of short-term investments	-	-	441,511
Deposit on future acquisitions	-	-	(50,000)
Net cash (used) by investing activities	(1,286)	-	(12,345,738)

Genesis Bioventures, Inc.

(a Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

(Continued)

Cash flows from financing activities
Exercise of share purchase warrants	-	-	63,000
Exercise of stock options	-	-	385,803
Issuance of promissory notes	1,315,000	283,000	9,822,933
Repayment of promissory notes	(144,250)	-	(895,931)
Common stock issued for cash	-	-	6,529,047
Common stock subscriptions	(135,000)	250,000	427,750
Preferred stock issued for cash	-	-	5,565,911
Net cash provided by financing activities	1,035,750	533,000	21,898,513

Net decrease (increase) in cash	(11,499)	3,349	18,702
Cash – beginning of period	30,201	1,181	-
Cash – end of period	$ 18,702	$ 4,530	$ 18,702

Supplemental disclosures:
Interest paid	$ -	$ -	$ 121,553
Income taxes paid	$ -	$ -	$ -

Shares issued in lieu of compensation	$ -	$ 644,792	$ 644,792
Shares issued in lieu of interest	$ 437,892	$ -	$ 437,892
Shares issued in settlement of debt	$ 2,097,500	$ -	$ 2,097,500

The accompanying notes are an integral part of these consolidated financial statements

GENESIS BIOVENTURES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Expressed in United States dollars)

Note 1 - Organization

Genesis Bioventures, Inc. was originally incorporated in the State of New York under the name of Flexx Realm, Inc. on September 19, 1994, at which time the Company was listed on the Over the Counter Bulletin Board. The Company was a shell company and did not carry on any tangible business for the most part. On November 3, 1998, the name changed to BioLabs, Inc. and the Company began to focus biomedical research in 1998. At this time the Company entered into a joint venture with Biotherapies, Inc. On November 28, 2000, the Company began doing business as Genesis Bioventures, Inc (“GBI”) and became listed on the American Stock Exchange on December 19, 2000. On October 28, 2001, the Company charter was amended to formally change the name to Genesis Bioventures, Inc. On November 30, 2001, we entered into a Purchase Agreement with Biotherapies, Inc. (“Biotherapies”), a Michigan corporation, whereby GBI acquired Biotherapies’ 50% interest in Biomedical Diagnostics, LLC, (“Biomedical Diagnostics”), a Michigan limited liability company, which at the time GBI owned the other 50% interest. Consequently, Biomedical Diagnostics became our wholly-owned subsidiary.

In addition to Biomedical Diagnostics, the Company currently has a 38% equity interest in Prion Developmental Laboratories, Inc. (“PDL”), a private Delaware company specializing in development of rapid and inexpensive tests to detect Mad Cow disease and Chronic Wasting Disease. The Company originally became involved in PDL pursuant to an Investment Agreement dated September 8, 2000. GBI invested a total of $2.0 million in PDL which provided the Company with a 25% equity ownership. On August 22, 2001, GBI exercised a right of first refusal to invest additional funds in PDL, by exercising a warrant to purchase an additional one million shares of PDL common stock for $400,000. This increased GBI’s equity interest in PDL to 33%. On March 30, 2006 the Company invested additional funds pursuant to an agreement to acquire all the remaining shares owned by PDL’s parent company and now have approximately a 38% interest.

Note 2 – Basis of Presentation

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

The Company's future operations are dependent upon the Company's ability to remain compliant with its medical technology license agreement with the University of Michigan, obtain third party financing in the form of debt and/or equity and ultimately to generate future profitable operations or income from its investments. Furthermore, the Company's equity investments may require additional funding from the Company to continue research and development and other operating activities. As of September 30, 2006, the Company is considered to be in the development stage as the Company has not commenced planned operations, or begun to generate revenues. The Company’s ability to continue as a going concern is in doubt because it has not generated revenues, and has experienced negative cash flow from operations and is not in compliance with the repayment terms of certain promissory note obligations. The Company had a working capital deficiency of $3,748,582 at September 30, 2006. The Company does not have sufficient working capital to sustain operations until the end of the year and is in immediate need of cash financing. The Company is currently looking to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms. If the Company is unable to obtain required financing, it may have to reduce or cease operations or liquidate certain assets.

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

Note 5 – Property and Equipment

Property and equipment consists of the following:

	September 30,
	2006	2005
Furniture and fixtures	$ 5,178	$ 3,893
Machinery and equipment	5,394	5,394
Office equipment	61,606	61,602
Computer hardware / software	86,043	86,043
Website development costs	189,171	189,171
Leasehold improvements	54,629	54,629
	402,021	400,732

Accumulated depreciation	(400,747)	(396,335)
Total fixed assets	$ 1,274	$ 4,397

Note 6 – Long Term Investments

(a)	Investment in Biomedical Diagnostics, LLC

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

	September 30,
	2006	2005

Investment in Biotherapies, Inc.	$ 5,437,611	$ 5,437,611
Equity in losses and write-down	(5,437,611)	(5,437,611)
	$ -	$ -

	Ownership percentage	2006	2005

Biotherapies, Inc. (b)	(2006 and 2005 – 8.96%)	$ -	$ -

Pursuant to the May 30, 2002 amendment to the Purchase Agreement, the Company transferred to Biotherapies, Inc. 1,425,413 common shares of the 2,166,300 common shares of Biotherapies, Inc. originally acquired, resulting in a reduction of the Company's ownership interest to 8.96% as at December 31, 2002. As a result, the Company has begun accounting for the investment under the cost method. In addition, during the year ended December 31, 2002, the Company determined that an other than temporary decline in value occurred and reduced the carrying value of its investment in Biotherapies, Inc. to $0.

(c)	Investment in Prion Developmental Laboratories, Inc.

	September 30,
	2006	2005

Investment in Prion Developmental Laboratories, Inc.	$ 2,636,533	$ 2,436,553
Equity in losses and write-down	(2,636,553)	(2,436,553)
	$ -	$ -

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

The Company accounts for its investment in PDL by the equity method from September 8, 2000, the date of initial investment acquisition. At September 30, 2006 carrying value of the investment was $0.

On March 30, 2006 the Company advanced PDL $271,361 at a rate of 10% per annum due on March 31, 2007. The Company has recorded interest receivable of $21,506 as of September 30, 2006.

Note 7 – Medical Technology Licenses

	September 30,
	2006	2005

Medical technology licenses	$ 12,655,941	$ 12,655,929
Accumulated amortization	(8,738,609)	(6,930,621)
	$ 3,917,332	$ 5,725,308

Pursuant to the acquisition of Biomedical Diagnostics, LLC, the Company acquired a license to utilize certain diagnostic technology for use in detecting various diseases including breast, ovarian and prostate cancers. Aggregate amortization expense nine months ended September 30, 2006 and 2005 is $1,355,991 and $1,357,333, respectively. Estimated annual amortization expense through 2007 is $1,807,988.

The Company’s interest in the medical technology license with the University of Michigan was indirectly held through Biotherapies, Inc. as at December 31, 2002. Subsequent to December 31, 2002, the University of Michigan directly granted license rights to the Company and the indirect license arrangement with Biotherapies, Inc. was terminated.

Note 8 – Promissory Notes Payable

	September 30,
	2006	2005

Shareholder and directors (a)	$ 339,239	$ 700,000
Payable to private investors:
Issued:
2001 (b)	143,647	143,647
2002 (c)	70,000	70,000
2004 (d)	917,500	2,315,000
2005 (e)	283,000	358,000
2006 (f)	1,000,000	-
2006 (g)	150,000	-
Less: Unamortized discount relating to warrants and beneficial conversion feature	(-0-)	(52,500)
	$ 2,903,386	$ 3,534,147

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

On March 22, 2006 the note holder elected to convert $700,000 in principal and $343,864 in interest to 5,219,320 shares of the Company’s $.0001 par value common stock at $.20 per share. At September 30, 2006 the obligation has been fulfilled.

On March 31, 2006, the Company borrowed $165,000 from three former officers of the Company. Interest accrues on the loan at a rate of 6% per annum and matured on June 30, 2006. The Company made principal payments totaling $27,000. The remaining loan balance at September 30, 2006 is $138,000. The notes are currently in default and accruing interest at a default rate of 10%.

On March 31, 2006, the Company entered into “Termination and Convertible Promissory” notes with four former officers of the Company whereby the Company has agreed to provide severance in the total amount of $24,000 per month for a period of 12 months. The severance shall accrue monthly in the form of a note bearing interest at a rate of 6% per annum and maturing on April 1,

2007. Each note is convertible in shares of the Company’s common stock based on the current quoted market rate at the time of conversion. At September 30, 2006 the Company had an accrued balance per the agreements of $168,000.

The Company has accrued advances for operating expenses from a former officer of its wholly-owned subsidiary totaling $33,239 as of September 30, 2006. The advances are non-interest bearing and due on demand.

(b)          During August through October 2001, the Company raised $143,647 through the issuance of promissory notes to third parties. The notes bear interest from 5% per month to 10% per annum, are unsecured and mature ninety (90) to one hundred fifty (150) days after funds are advanced. Warrants to acquire 35,000 common shares were issued as consideration for the loans. The fair value of the warrants of $31,580 has been recorded as a discount to the promissory notes and is being amortized over the term of the notes to interest expense. During the year ended December 31, 2003, the Company issued 25,900 share purchase warrants exercisable at $0.75 per share to extend maturity date to August 31, 2005. The fair value of the warrants of $10,164 has been recorded as interest expense. As of September 30, 2006, the Company repaid principal in the amount of $42,250 and the remaining loan balance is $143,647.

(c) The Company is in arrears on two of it promissory notes totaling $70,000. Both lenders have demanded payment of the unpaid principal and accrued interest. As of September 30, 2006 the Company has not made payment and is currently in default of each note.

(d) On March 12 and 19, 2004, the Company completed a private placement for gross proceeds of $2,315,000 on the sale of certain securities (the “Bridge Securities”). The Bridge Securities sold are:

(i)	Convertible notes carrying interest at the rate of 10% per annum due in thirteen months from issuance, and

(ii)

Five-year warrants purchasing additional common shares of the Company’s stock. Each note is accompanied by warrants to purchase an additional five hundred shares for each $1,000 of face amount of notes purchased. The convertible notes are repayable at the earlier of:

(iv)	Within ten business days following the closing of the merger-related Take-Out Financing, or

(v)

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

On June 15, 2006, the note holders elected to convert $1,397,500 in principal and $88,742 in interest to 7,325,950 shares of the Company’s $.0001 par value common stock. The principal balance was converted at $0.20 per share and interest at $0.26 per share. Additionally, the Company issued 1,397,500 shares of its common stock valued at $0.25 per share to all note holders who elected to convert. At September 30, 2006 the Company recorded financing expense totaling $349,375. The remaining principal balance at September 30, 2006 is $917,500.

(e)          During 2005, the Company raised a further $358,000 through the issuance of promissory notes. The notes bear interest from 10% to 18% per annum, are unsecured and mature ninety (90) to two hundred seventy (270) days after funds are advanced. Warrants to acquire 187,500 common shares were issued as consideration for certain of these loans. The warrants are exercisable at $0.20 per common share. The fair value of the warrants of $12,056 has been recorded as a discount to the promissory notes and has been fully amortized to interest expense for the period to September 30, 2006. The carrying value of promissory notes of $70,000 at the time of issuance was determined by discounting the future stream of interest and principal payments at the prevailing market rate for a similar liability that does not have an associated equity component. The balance of $105,000 was allocated to the conversion option included in shareholders’ equity. The discount on the face value of the convertible note is being accrued over the term of the debt. On March 15, 2006, the Company repaid $75,000 principal and interests totaling $5,600. As of September 30, 2006, the remaining principal balance was $283,000.

(f)           During 2006, the Company entered into an agreement to issue Bridge Notes in the principal amount of $1,000,000 bearing interest at 12% per annum payable 90 days after the issuance date. The Company has raised a total of $1,000,000. Pursuant to the note agreement, each investor in the Notes shall receive that number of shares of common stock of the Company equal to 2½ times the principal amount of the Note purchased. On June 15, 2006, The Company issued 2,500,000 shares of its par value common stock to the Bridge note holders. The Company recorded financing expenses totaling $650,000, the fair value of the underlying shares. As of September 30, 2006, the notes are in default and accruing a default rate of interest in the amount of 18% per annum.

(g) On July 8, 2006, the company entered into two promissory notes totaling $150,000 bearing interest at a rate of 10% per annum with the entire principal balance due upon completion of financing. Per the agreement, the Company agreed to issue a total of 30,000 shares of the Company’s par value common stock as prepaid interest. The Company has recorded prepaid interest in the amount of $60,000 as of September 30, 2006.

Note 9 - Stockholders' Equity

On January 17, 2006, the Company issued 1,500,000 at $0.09 for cash previously received in the amount of $135,000 pursuant to a subscription agreement.

On January 23, 2006, holders of the convertible bridge loans elected to convert $57,875 in accrued interest into 705,126 shares of the Company’s $0.0001 par value common stock.

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

On April 3, 2006, the Company authorized the issuance of 1,229,092 shares of its $0.0001 par value common stock and granted warrants to purchase up to 3,072,732 at an exercise price of $0.10 per share pursuant to an “Interim CEO Agreement”. The fair value of the shares issued was $454,764 and the value of warrants granted was $391,653. Each will be accreted over the term of the agreement. As of June 30, 2006, the shares remained un-issued. The Company recorded consulting expense of $141,070, pre-paid share-based compensation of $378,970 and unamortized warrants in the amount of $326,378.

On April 5, 2006, the Company issued 100,000 shares of its $0.0001 par value common stock to an individual pursuant to a consulting agreement. The Company recorded a consulting expense in the amount of $75,000, the fair value of the underlying shares on the date of grant.

On April 5, 2006, the Company issued 1,591,586 shares of its $0.0001 par value common stock to officers and employees of the company for the exercise of cashless warrants issued in lieu of deferred compensation.

On April 13, 2006, the Company issued 80,094 shares of its $0.0001 par value common stock to El Dorado Enterprises, Inc. in exchange for cashless warrants. Further, El Dorado Enterprises, Inc. agreed to extend the note due date from April 30, 2006 to June 30, 2006 with an increase in the interest rate on the note from 10% to 12%.

On May 10, 2006, the Company granted an individual an option to purchase up to 50,000 shares of the Company’s $0.0001 par value common stock for 5 years at an exercise price of $0.20 per share in exchange for consulting services. The value of the warrants was $6,263 and will be amortized over the terms of the agreement. As of September 30, the Company recorded a consulting expense in the amount of $522; the remaining $5,741 has been recorded as unamortized warrants and options.

On June 12, 2006, the Company authorized the issuance of 249,058 shares of its common stock for payment of legal services valued at $61,275. The shares were subsequently issued on July 25, 2006.

On June 15, 2006, the Company issued 8,723,450 shares of its $0.0001 par value common stock for settlement of notes payable totaling $1,397,500; accrued interest in the amount of $88,742; and financing fees of $349,375.

On June 15, 2006, the Company issued 2,500,000 shares of its $0.0001 par value common stock pursuant to its bridge financing agreement (see note 8). The fair value of the shares was recorded as a financing fee in the amount of $650,000.

On June 15, 2006, the Company issued 969,375 shares of its $0.0001 par value common stock for various consulting services. The Company recorded consulting expense of $252,038, the fair value of the underlying shares.

On June 15, 2006 the Company authorized the issuance of 300,000 shares of its $0.0001 par value common stock valued at $78,000 in exchange for various consulting services. The shares were subsequently issued on September 29, 2006.

On July 8, 2006 the Company authorized the issuance of 300,000 shares of its $0.001 par value common stock pursuant to promissory notes totaling $150,000. The Company recorded prepaid interest totaling $60,000, the fair value of the underlying shares. As of September 30, 2006, the shares were un-issued.

On August 7, 2006, the Company authorized the issuance of 200,000 shares of its $0.0001 par value common stock pursuant to a consulting agreement with an officer of the Company as a signing bonus. The Company recorded compensation expense in the amount of $36,000. As of September 30, 2006, the shares were un-issued.

On September 5, 2006, the Company authorized the issuance of 100,000 shares of its $0.0001 par value common stock pursuant to a one year consulting agreement. The Company recorded consulting expense of $1,750 and prepaid compensation of $19,250 to be amortized over the remaining life of the agreement. As of September 30, 2006, the shares were un-issued.

On September 30, 2006 the Company authorized the additional issuance of 50,000 shares of its $0.0001 par value common stock for additional service provided by an officer. The Company recorded compensation expense in the amount of $8,000, the fair value of the underlying shares. As of September 30, 2006, the shares were un-issued.

During the nine months ended September 30, 2006, the Company entered into four one year consulting agreement whereby authorizing the issuance of 400,000 shares of its $0.0001 par value common stock. The Company recorded consulting expense of $67,333 and prepaid compensation in the amount of $60,667 to be amortized over the remaining life of the agreements. As of September 30, 2006, the shares were un-issued.

During the nine months ended September 30, 2006, the Company authorized the issuance of 300,000 shares of its $0.0001 par value common stock in exchange for consulting services received in connection with its financing activities. The Company record consulting expense in the amount of $21,000, the fair value of the underlying shares. As of September 30, 2006, the shares were un-issued.

During the nine months ended September 30, 2006, the Company authorized the issuance of 150,000 shares of its $0.0001 par value common stock pursuant it’s “Bio Design Rights Transfer Agreement” with Bio Business Development Company, (“BBDC”). The Company recorded an intangible asset in the amount of $36,000, the fair value of the underlying shares. As of September 30, 2006, the shares were un-issued.

During the nine months ended September 30, 2006, the Company authorized the issuance of 100,000 shares of its $0.0001 par value common stock as a loan extension fee. The Company recorded a financing expense in the amount of $41,000, the fair value of the underlying shares. As of September 30, 2006, the shares were un-issued.

There have been no other issuances, authorized as of September 30, 2006.

Note 10 - Subsequent events

On October 11, 2006, the Company issued a total of 3,151,379 shares of its par value common stock for shares due pursuant to agreements authorized and recorded as of September 30, 2006.

On October 11, 2006, a note holder elected to convert the entire principal balance of his note totaling $175,000 and all accrued interest in the amount of $20,137 into 1,951,379 shares of the Company’s par value common stock.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	our current lack of working capital;
•	our ability to efficiently finalize our corporate restructuring;
•	increases in interest rates or our cost of borrowing or a default under any material debt agreements;
•	our ability to commence generating revenues through the commercialization of Mammastatin Serum Assay and PDL’s BSE Rapid Assay for Mad Cow Disease;
•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
•	inability to efficiently manage our operations;
•	our ability to raise adequate debt or equity financing;
•	inability to achieve future sales levels or other operating results;
•	the unavailability of funds for capital expenditures; and
•	operational inefficiencies in distribution or other systems.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors

That May Affect Our Plan of Operation” in this document and in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

Item 2.	Plan of Operation

OVERVIEW AND OUTLOOK

We were originally incorporated in the State of New York under the name of Flexx Realm, Inc. on September 19, 1994. On November 3, 1998, we changed our name to BioLabs, Inc. and changed our focus to biomedical research. At this time we entered into a joint venture with Biotherapies, Inc. On November 28, 2000, we began doing business as Genesis Bioventures, Inc., and on October 29, 2001 we formally amended our charter to change our name. On November 30, 2001, we entered into a Purchase Agreement with Biotherapies, Inc., a Michigan corporation, whereby we acquired Biotherapies’ 50% interest, in Biomedical Diagnostics, LLC, (“Biomedical Diagnostics”), a Michigan limited liability company. At the time we owned the other 50% interest. Consequently, Biomedical Diagnostics became our wholly-owned subsidiary.

In addition to Biomedical Diagnostics, we currently have approximately a 38% equity interest in Prion Developmental Laboratories, Inc. (“PDL”), a private Delaware company specializing in development of rapid and inexpensive tests to detect prion diseases such as Mad Cow disease and Chronic Wasting Disease.

We have operated since our inception as a research and development entity and have accordingly incurred losses from operations. For the last two fiscal years ended December 31, 2005 and 2004, we sustained net losses of $6,002,089 and $5,017,908, respectively. At September 30, 2006, we had a working capital deficit of $3,748,582. As a result of our financial condition, our financial statements for the period ended September 30, 2006 reflect the fact that without the realization of additional capital, it would be unlikely for us to continue as a going concern.

CURRENT OPERATIONS

GBI, through our wholly owned subsidiary, Biomedical Diagnostics, and our equity interest in Prion Developmental Laboratories, is engaged in the business of identifying and attempting to fund promising biotechnology companies involved in research and related product development in the fields of cancer and neurodegenerative diagnostics. Biomedical Diagnostics has developed a screening diagnostic for breast cancer through its exclusive license agreement with the University of Michigan. GBI is currently committed to funding the operating costs to commercialize this technology; titled the Mammastatin Serum Assay. We intend to commercialize this product through Biomedical Diagnostics’ CLIA Level III certified clinical reference laboratory under the Clinical Laboratory Improvement Amendments Act. Upon financing and initial stages of commercialization, we intend to expand the initial MSA test to national distribution by transferring the assay to a national clinical laboratory partner prior to FDA approval.

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

PDL has developed a rapid, inexpensive post-mortem diagnostic test for prion diseases, a family of fatal neurodegenerative diseases. Mad Cow’s disease is one form of these diseases. PDL has developed a diagnostic lateral flow strip test that could be used at the point of harvesting animals while only taking approximately thirty minutes to complete and have results from the test. PDL anticipates resubmitting the BSE Rapid Assays to the USDA following contracted manufacture of the product. Subsequent to the end of the third quarter, PDL entered into a manufacturing agreement with InBios International, Inc.

On May 17, 2006, GBI entered into a Distribution and License Agreement with Bio Business Development Company, Inc. (“BBDC”), a Canadian corporation, wherein GBI appointed BBDC to be the sole authorized sales agent and distributor of PDL’s diagnostic test for Transmissible Spongiform Encephalopathies in the territories of Asia and surrounding areas for a seven year term.

In June of 2006, GBI entered into a non-binding Letter of Intent to acquire the assets of PDL. Subsequent to the third quarter PDL and GBI agreed to extend its Letter of Intent to December 31, 2006 because a final agreement is contingent upon the completion of a fairness analysis. The fairness analysis is a result of an Order of Preliminary Injunction and Other Equitable Relief being brought against Efoora, Inc., PDL’s majority owner, by the SEC. The fairness analysis is anticipated to be conducted during fiscal 2007. As part of the agreement, Dr. Rubenstein and Dr. Petersen, the founding scientists at PDL, would agree to continue to work for the newly formed company housing the purchase of these assets.

During the third quarter we relocated our headquarters to Los Angeles, CA from Vancouver, Canada. We had previously announced this intention to restructure and reorganize the Company and this is one of the various steps in doing so. We feel the restructuring and reorganization is a key milestone to further move in the direction of commercialization of both the Mammastatin Serum Assay and the BSE Rapid Assay for Mad Cow Disease.

GBI is a development stage entity and substantially all of its efforts have been dedicated towards the funding of, and research related development of, certain medical diagnostic products.

Satisfaction of our cash obligations for the next 12 months.

To date, GBI has not generated revenues from its principal business activities. Our future operations are dependent upon our ability to attract third party financing and our ability to remain compliant with our developmental and royalty payments obligated under our license agreement with the University of Michigan.

During the first quarter of 2006, we began a private placement of Bridge Notes of up to a principal amount of $1,000,000, whereby each investor shall receive that number of shares of common stock equal to 2 ½ half times the principal amount of the note. In addition to receiving these funds, we have agreed to pay a commission of 10% of the gross proceeds from the sale of Bridge Notes. As of September 30, 2006, this offering had been closed.

Additionally, during the quarter ended September 30, 2006, we entered into two promissory notes totaling $150,000 with two investors. Each note bears an interest rate of 10% and the principal balance is due upon completion of future financing.

Our current plan of operation calls for an equity or debt raise of at least $2,500,000 to be utilized in commercializing our two products. Consequently, we will be required to seek additional capital in the future to fund growth and expansion through additional equity or debt financing, registered primary equity offering and/or to partner with or enter into joint development and distribution arrangements with an established biomedical company. Currently, we are pursuing a new line of financing of Convertible Preferred Stock and warrants. At the time of this filing we have not sold any units under this financing. No assurance can be made that such financing will be completed.

Summary of any product research and development that we will perform for the term of our plan of operation.

We did not incur any research and development expenses for the first nine months of 2006 as compared to $258,090 spent during the same period of 2005. The decline was a result of reduced activity because of a lack of sufficient funding. GBI expects Biomedical Diagnostics to incur substantial research and development costs in the next twelve months, assuming we are able to obtain additional financing either through a debt or equity transaction. If we are able to obtain additional funding, we plan to further expand Biomedical Diagnostic’s product development of the MSA technology. Although Biomedical Diagnostics did not have the funds to continue to expand on its research, its license of Mammastatin was granted additional patent protection through a Deed of Letters Patent recently issued to the University of Michigan by the Australian Patent Office.

We are also exploring the possibilities of a closer business relationship with PDL, which may include the purchase of its assets, upon a fairness analysis being conducted. PDL’s diagnostic product line for “Mad Cow” disease has attracted significant public and private attention in the biomedical diagnostics industry. In March 2006, PDL announced that its BSE assay and the Scrapie assay were successfully tested and achieved 100% sensitivity and 100% specificity in a recent trial on confirmed positive and negative samples at the Veterinary Laboratories Agency in Weybridge, England. In May 2006, the U.S. Patent and Trademark Office granted a patent for the Rapid Prion-Detection Assay for Chronic Wasting Disease developed by PDL and previously approved by the USDA. These test performances will allow PDL to apply for regulatory approval to sell the tests in all major markets in the world.

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

As of end of third quarter we relocated our corporate office to California. Currently, our CEO, Doug Lane works out of this office. During the first quarter of 2006, we signed a non-employee CEO engagement agreement with Experigen Management Company, whereby Douglas C. Lane agreed to perform the duties and responsibilities of Chief Executive Officer of the company for a period of 18 months. At the office of our subsidiary in Ann Arbor, Michigan, we have 2 part time employees and 1 consultant currently working in this location. None of our employees are subject to any collective bargaining agreements. We do not expect a significant change in the number of full time employees over the next 12 months

During the third quarter, we also entered into a consulting agreement with Franzen Business Consulting to provide services as a financial consultant and to engage Mark Franzen to act as our Chief Financial Officer for a term of 180 days. Mr. Franzen brings 30 years of experience in top-level accounting and corporate finance assignments and has assisted both private and public companies in helping meet their capital needs. As revenues begin and we expand our operations, we may hire additional technical, operational and administrative personnel as appropriate. However, in the meantime, we intend to use the services of independent consultants and contractors to perform various professional services, when appropriate. We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

Although we do not anticipate hiring a large number of new personnel we have initiated a Corporate Advisory Board and Scientific Advisory Board. During the third quarter of 2006, Dr. John Todd joined our Scientific Advisory Board and our newly created Clinical Advisory Board. Between the three advisory boards we currently have six advisors. Dr. Todd currently maintains a general surgical practice in White Rock, British Columbia and has been instrumental in establishing effective management of breast cancer patients. Additionally, Dr. Todd has first hand experience with the mammastatin protein in that he previously conducted research with the mammastatin protein being used as a therapeutic means for women suffering with breast cancer. We anticipate the establishment and expansion of these boards and those who serve on them to be a strong asset to our Company.

LIQUIDITY AND CAPITAL RESOURCES

A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing. We do not anticipate generating sufficient positive internal operating cash flow until such time as we can deliver our product to market and generate substantial revenues, which may take the next few years to fully materialize. In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to cease or significantly curtail our operations. This would materially impact our ability to continue operations.

Liquidity and Capital Resources at September 30, 2006 and December 31, 2005.

The following table summarizes current assets, liabilities and working capital at September 30, 2006 compared to December 31, 2005.

	September 30, 2006	December 31, 2005	Increase / (Decrease)
			$	%

Current Assets	$371,705	$84,211	$287,494	341%

Current Liabilities	$4,120,287	$4,935,296	$(815,009)	(17%)

Working Capital (Deficit)	$(3,748,582)	$(4,851,085)	$(1,102,503)	(23%)

Cash flows used in operating activities totaled $1,045,963 for the nine months ended September 30, 2006. Additionally, we incurred a net loss of $4,785,561 for the nine months ended September 30, 2006, which was an increase of $626,176 during the same period the year before. We increased our net loss particularly as a result of increased costs of amortization, consulting and management fees, and salaries and benefits. This increase was partially offset, however by an increase in amortization of deemed discount. As GBI is currently structured, we expect to incur continuing losses from the operation of Biomedical Diagnostics LLC.

GBI has received a majority of its financing from promissory notes placed with a significant shareholder of the Company. There can be no guarantee that the shareholder will continue to lend funds or that any other lender will provide short-term funds.

During the first quarter of 2006, we borrowed $165,000 from three former officers at a rate of 6% per annum. The notes matured as of June 30, 2006 and we had made principal payments of $27,000. Currently, we owe $138,000 under these notes and are accruing interest at the default rate of 10%. Also during this quarter, we entered into “Termination and Convertible Promissory Notes” with four former officers, whereby we agreed to pay severance in the total amount of $24,000 per month for a period of 12 months. Pursuant to these notes, we agreed to accrue interest at a rate of 6% per annum and the notes will mature as of April 1, 2007. Each note is convertible into shares of our common stock. As of September 30, 2006, we had accrued $168,000 under these notes.

During the second quarter of 2006, we closed our private placement of Bridge Notes for a principal amount of $1,000,000, whereby each investor of the note shall receive the number of shares of common stock equal to 2 ½ times the principal amount of the note purchased.

Additionally, we issued 2,500,000 shares of our common stock to the note holders. Each note carries 12% interest, which is to subject to an increase to 18% after 90 days from the date of issuance. In addition to receiving these funds, we have agreed to pay a commission of 10% of the gross proceeds from the sale of Bridge Notes. At the closing of our private placement, we had 32 accredited investors and had raised a total of $1,000,000.

During the third quarter, the Company entered into promissory notes totaling $150,000 with a maturity date of October 18, 2006 and bearing an interest rate of 10% per annum with the entire principal balance due upon completion of financing. Under the terms of these notes, the Company agreed to pay the interest in the form of restricted common stock at a rate of 2 shares for every dollar lent by the holder

As of September 30, 2006, we had cash on hand of approximately $18,702 and a working capital deficiency of $3,748,582. Cash on hand is not sufficient to meet our current needs.

Our future capital requirements will depend on many factors, including; (i) advancement of Biomedical Diagnostic’s research and development programs; (ii) payments made to secure and develop additional cancer diagnostics technologies; (iii) the cost and availability of third-party financing for development and commercialization activities; and (iv) administrative and legal expenses. Should we not be able to secure additional financing when needed, we may be required to slow down or suspend our growth or reduce the scope of our current operations, any of which would have a material adverse effect on our business.

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

The Company’s future operations are dependent upon the Company's ability to remain compliant with its medical technology license agreement with the University of Michigan, obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from its investments. Furthermore, the Company's equity investments may require additional funding from the Company to continue research and development and other operating activities. As of September 30, 2006, the Company is considered to be in the development stage as the Company has not commenced planned operations, or begun to generate revenues. The Company’s ability to continue as a going concern is in doubt because it has not generated revenues, and has experienced negative cash flow from operations and is not in compliance with the repayment terms of certain promissory note obligations. The Company had a working capital deficiency of $3,748,582 as at September 30, 2006. The Company does not have sufficient working capital to sustain operations until the end of the year and is in immediate need of cash financing. The Company is currently looking to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms. If the Company is unable to obtain required financing, it may have to reduce or cease operations or liquidate certain assets.

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

When the Company acquires technology or the rights to manufacture and sell a product, it records the purchase price less the value of related liabilities assumed as intangible assets. The Company uses the assistance of experts to help allocate the purchase price to the fair value of the various intangible assets acquired. Then, the Company estimates the economic useful life of each of these intangible assets in order to amortize their cost as an expense in the statement of operations over the estimated economic useful life of the related asset. The factors that drive the actual economic useful life of a pharmaceutical product are inherently uncertain, and include patent protection, competition by similar products, future introductions of competing products, the impact of promotional efforts and many other issues. The Company uses all of these factors in initially estimating the economic useful lives of its products, and also continuously monitors these factors to assess if changes in estimates are required.

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

Risk Associated with Our Business and Marketplace

We are a development stage company and have minimal operating history, which raises substantial doubt as to our ability to successfully develop profitable business operations.

We were formed to engage in the business of designing and developing biomedical technologies and products implementing these technologies. We have yet to generate significant revenues from operations and have been focused on organizational, start-up, research and development, and market analysis activities since we were formed. Although our subsidiary has an exclusive license to manufacture one product and our equity interest in a company has been granted patent protection, there is nothing at this time on which to base an assumption that our business operations of commercializing these products will prove to be successful or that we will ever be able to operate profitably.

We have incurred substantial losses and expect to continue to incur losses for the foreseeable future.

We have operated since our inception as a research and development entity and have accordingly incurred losses from operations. For the last two fiscal years ended December 31, 2005 and 2004, we sustained net losses of $6,002,089 and $5,017,908, respectively. At September 30, 2006 we had a working capital deficit of $3,748,582. Capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations since inception. We are in need of additional capital to continue our operations and have been dependent on the proceeds of private placements of our securities to satisfy working capital requirements. We will continue to be dependent upon the proceeds of future offerings or to fund development of products, short-term working capital requirements, marketing activities and to continue implementing the current business strategy. There can be no assurance that we will be able to raise the necessary capital to continue operations.

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

During the first and second quarters of 2006, we raised financing through the issuance of Bridge Notes. The notes carry a 12% interest per annum and are payable 90 days after issuance. After 90 days from issuance, the interest on the note will be increased to 18% per annum. In addition to the note, each holder is entitled to common stock equal to 2 ½ times the principal amount invested. On February 27, 2006, we extended the termination date of these notes and increased our principal amount up to $1,000,000 and issued 2,500,000 shares of common stock.

We have and expect to continue to have substantial capital expenditure and working capital needs in order to commercialize our products. We believe that current cash on hand and the other sources of liquidity may not be sufficient enough to fund our operations through fiscal 2006. In that event we would need to raise additional funds to continue our operations.

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

It is unlikely we will be able to commit our funds to other business opportunities until we are able to obtain revenues and therefore we will remain dependent on a limited number of products, which are subject to meeting FDA and/or USDA approval.

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

Our research and development activities and the manufacture and marketing of our intended products are subject to extensive regulation for safety, efficacy and quality by numerous government authorities in the United States and abroad. Before receiving FDA clearance to market our proposed products, we will have to demonstrate that our products are safe and effective on the patient population and effective for the intended uses.

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

We may not have insurance coverage or be able to obtain sufficient amounts of insurance coverage, obtain additional insurance when needed, or obtain insurance at a reasonable cost. The lack of adequate insurance could prevent or inhibit the commercialization of our products or technologies. If we are sued for any injury caused by our products or technology, we may not have insurance coverage sufficient in an amount and scope to protect us against potential liabilities or the claims may be excluded from coverage, and our liability could exceed our total assets. Any claims against us, regardless of the merit or eventual outcome could have a material adverse effect upon our business.

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

Our success may also depend on our ability to attract and retain other qualified management and sales and marketing personnel. Currently, we have a limited number of personnel that are required to perform various roles and duties as a result of our limited financial resources. We intend to use the services of independent consultants and contractors to perform various professional services, when appropriate to help conserve our capital. However, if and when we determine to acquire additional personnel, we will compete for such persons with other companies and other organizations, some of which have substantially greater capital resources than we do. We cannot give you any assurance that we will be successful in recruiting or retaining personnel of the requisite caliber or in adequate numbers to enable us to conduct our business.

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

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. More specifically, NASD has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission. Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period then we will be ineligible for quotation on the OTC Bulletin Board. This quarterly report for the period ended September 30, 2006 is considered late as we were unable to meet the filing grace period as defined under Rule 12b-25. Therefore, we must not have two more late filings within the next two years or we will be in jeopardy of being dequoted from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of GBI; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of GBI are being made only in accordance with authorizations of management and directors of GBI, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of GBI’s assets that could have a material effect on the financial statements.

We have a limited number of personnel that are required to perform various roles and duties as well as be responsible for monitoring and ensuring compliance with our internal control procedures. As a result, our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

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

Item 3. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, Douglas C. Lane, our Chief Executive Officer and Mark Franzen, our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal accounting officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, Mr. Lane and Mr. Franzen concluded that as of September 30, 2006, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management had identified the following material weaknesses, which caused management to conclude that, as of September 30, 2006, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.

We were unable to meet our requirements to timely file our quarterly report on Form 10-QSB for the period ended September 30, 2006. Management evaluated the impact of our inability to timely file periodic reports with the Securities and Exchange Commission on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in the inability to timely make these filings represented a material weakness.

2.

We had particular difficulty in tracking and assessing whether certain financing costs associated with our Newbridge notes and remaining balances owed under the Sterling notes were adequately reported during the quarter ended June 30, 2006, which have led to the realization that we will need to restate our unaudited financial statements for the interim period ended June 30, 2006.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Remediation of Material Weaknesses

To remediate the material weaknesses in our disclosure controls and procedures identified above, in addition to working with our independent auditors, we engaged Opus Pointe, a consulting firm that provides expertise in accounting matters and performs accounting services on an outsourced basis, to supplement our internal accounting and bookkeeping capabilities. Additionally, Opus Pointe has agreed to assist us in the implementation of internal control enhancement policies and procedures.

It should be noted, however, that no matter how well designed and operated, a control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems (including faulty judgments in decision making or breakdowns resulting from simple errors or mistakes), there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Additionally, controls can be circumvented by individual acts, collusion or by management override of the controls in place.

Possible Deficiency

In addition to the material weaknesses addressed above, Mr. Lane and Mr. Franzen identified a lack of segregation of duties due to the small number of employees dealing with general, administrative and financial matters as a possible deficiency. As noted above, management has attempted to alleviate this risk by engaging Opus Pointe, on an outsourced basis, to supplement our internal accounting and bookkeeping capabilities. However, after balancing the risks and the potential benefits of adding additional personnel to clearly segregate duties, management does not believe the expenses associated are justified at this point in time. Management will periodically reevaluate this situation, however, we can not offer any assurance that we will be able to successfully recruit additional employees, if and when determined to be necessary as a result of our limited capital resources.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which may arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.

Item 2. Changes in Securities

Recent Issuances of Unregistered Securities

On July 8, 2006 we authorized the issuance of 300,000 shares of our common stock pursuant to promissory notes totaling $150,000. As of September 30, 2006, we had not issued the shares.

During the nine months ended September 30, 2006 we authorized the issuance of 300,000 shares of our common stock in exchange for consulting services. We also authorized 150,000 shares of our common stock to Bio Business Development Company pursuant to the “Bio Design Rights Transfer” agreement. Finally, we authorized the issuance of 100,000 shares as a loan extension fee. As of September 30, 2006, we had not issued the shares.

We believe the issuance of the shares will be exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2). The shares are to be issued directly by the Company and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There will be no commissions paid on the issuance and sale of the shares.

Subsequent Issuances of Unregistered Securities

On October 11, 2006 we issued a total of 2,651,379 shares of our restricted common stock to six individuals. These shares had been authorized in previous quarters. We believe the issuance of the shares were exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There were no commissions paid on the issuance and sale of the shares.

Recent Issuances of Securities Registered Pursuant to Form S-8

On June 12, 2006, we authorized the issuance of 245,098 shares as payment for legal services to Erik Richardson.

On July 21, 2006, we authorized a total issuance of 300,000 shares of our common stock for consulting services to Jonathan Atzen and William Collins (200,000 and 100,000 shares, respectively).

On August 7, 2006, we authorized the issuance of 200,000 shares of our common stock to Franzen Business Consulting pursuant to its consulting agreement. As of September 30, 2006, the shares were un-issued.

On September 5, 2006, we authorized the issuance of 100,000 shares of our common stock to Michael Petriella pursuant to a one year consulting agreement. As of September 30, 2006 the shares were un-issued.

On September 30, 2006, we authorized the issuance of an additional 50,000 shares of our common stock to Franzen Business Consulting for additional service provided by Mark Franzen. As of September 30, 2006, the shares were un-issued.

During the nine months ended September 30, 2006, we entered into 4 one year consulting agreements with those sitting on our advisory boards and authorized a total of 400,000 shares of our common stock pursuant to these agreements. As of September 30, 2006, the shares were un-issued.

The following lists shows the shares issued from a Registration Statement on Form S-8 filed on July 21, 2006 during the quarter ended September 30, 2006.

Person Issued to	Date of Issuance	Number of Shares
Erick Richardson	July 25, 2006	245,098
Jonathan Atzen	July 29, 2006	200,000
William Collins	July 29, 2006	100,000

Subsequent Issuances of Securities Registered Pursuant to Form S-8

On October 11, 2006 we issued of 750,000 shares of our common stock to various consultants and/or advisors pursuant to their consulting and/or advisory agreements. These shares had been authorized in previous quarters as noted above. The following lists shows the shares issued from a Registration Statement on Form S-8 filed on July 21, 2006.

Person Issued to	Date of Issuance	Number of Shares
Mark Franzen	October 11, 2006	250,000
Dr. John Todd	October 11, 2006	100,000
Dr. Ivan Labat	October 11, 2006	100,000
Lou Lome	October 11, 2006	100,000
Dr. Kaspar Banziger	October 11, 2006	100,000
Michael Petriella	October 11, 2006	100,000

Item 3.	Defaults by the Company upon its Senior Securities

On March 31, 2006, we borrowed $165,000 from three former officers of the company. Interest accrues on the loan at a rate of 6% per annum and matured on June 30, 2006. The company made principal payments totaling $27,000. The remaining loan balance at September 30, 2006 is $138,000. The notes are currently in default and accruing interest at a default rate of 10%.

We are in arrears on two of our promissory notes totaling $70,000. Both lenders have demanded payment of the unpaid principal and accrued interest. As of September 30, we have not made payment and are currently in default of each note.

As of July 1, 2006, we were in default on our El Dorado Enterprises promissory note in the approximate amount of $143,647.

During 2006, we entered into an agreement to issue Bridge Notes in the principal amount of $1,000,000 bearing interest at 12% per annum and payable 90 days after the issuance date. As of September 30, 2006, the notes are in default and accruing a default rate of interest in the amount of 18% per annum.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

During the finalization and review of our third quarter financial statements, management, along with our independent auditor, identified several accounting errors in our previously reported financial statements for the quarterly period ended June 30, 2006. Due to this discovered error, our financial statements for June 30, 2006 will need to be restated to reflect an increase of approximately $1,541,161 in current liabilities and an increase of approximately $1,130,120 in net loss primarily related to the Newbridge and Sterling notes.

Until we have either restated and reissued our results for the applicable period, investors, potential investors, and other readers of our SEC filings are cautioned not to rely on the financial statements included in the Form 10-QSB for the period ended June 30, 2006 to the extent it is affected by the accounting issues described above.

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

35

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

10.23	Amendments to University of Michigan License Agreement, dated May 12, 2004 (Incorporated by reference to Exhibit 10.23 on Form 10-KSB, filed on April 18, 2006)
10.24	Amendment to University of Michigan License Agreement, dated October 14, 2005 (Incorporated by reference to Exhibit 10.24 on Form 10-KSB, filed on April 18, 2006)
14	Code of Ethics (Incorporated by reference to Exhibit 14 on Form 10-KSB, filed on April 14, 2004)
31.1*	Certification of Douglas C. Lane pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Mark Franzen pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of Douglas C. Lane pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification of Mark Franzen pursuant to Section 906 of the Sarbanes-Oxley Act

________________________

*	Filed herewith

b) Reports on Form 8-K

Form 8-K filed on July 12, 2006 – Item 5.02, Item 8.01 and Item 9.01
Form 8-K filed on August 18, 2006 – Item 8.01 and 9.01

Form 8-K filed on September 19, 2006 – Item 3.02; Item 5.02; Item 8.01; and Item 9.01

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESIS BIOVENTURES, INC.

(Registrant)

By:/s/ Douglas C. Lane
Douglas C. Lane, Chief Executive Officer

Date: November 30, 2006