Form 10KSB
period 2006-12-31
GENESIS BIOVENTURES INC
filed 2007-04-18
CIK 1084966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-30252

GENESIS BIOVENTURES, INC.

(Exact name of small business issuer as specified in its charter)

New York	98-0225226
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

10940 Wilshire Boulevard, Suite 600
Los Angeles, California	90024
(Address of principal executive offices)	(Zip Code)

(310) 443-4102

(Issuer’s telephone number)

Copies of Communications to:

Stoecklein Law Group

4695 MacArthur Court

11th Floor

Newport Beach, CA 92660

(949) 798-5541

Fax (949) 258-5112

Securities registered pursuant to Section 12(b) of the Exchange Act: Common stock, $0.0001

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

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

The issuer's revenues for its most recent fiscal year ended December 31, 2006. $-0-

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price, as of April 9, 2007 was $5,756,828 based on a share value of $0.08.

The number of shares of Common Stock, $0.001 par value, outstanding on April 9, 2007 was 76,090,833 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

?

GENESIS BIOVENTURES, INC.

FOR THE YEAR ENDED

DECEMBER 31, 2006

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	our current lack of working capital;
•	our ability to efficiently finalize our corporate restructuring;
•	increases in interest rates or our cost of borrowing or a default under any material debt agreements;
•	our ability to commence generating revenues through the commercialization of Mammastatin Serum Assay and PDL’s BSE Rapid Assay for Mad Cow Disease;
•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
•	inability to efficiently manage our operations;
•	our ability to raise adequate debt or equity financing;
•	our ability to attract and retain key personnel;
•	inability to achieve future sales levels or other operating results;
•	the unavailability of funds for capital expenditures; and
•	operational inefficiencies in distribution or other systems.

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

In addition to Biomedical Diagnostics, we currently have approximately a 38% equity interest in Prion Developmental Laboratories, Inc. (“PDL”), a private Delaware company specializing in development of rapid and inexpensive tests to detect prion diseases such as Mad Cow disease and Chronic Wasting Disease. We originally became involved with PDL as a result of an Investment Agreement in 2000 and since that time have continued to invest funds, increasing our equity interest. In June 2006, GBI and PDL entered into a Letter of Intent whereby GBI agreed to acquire the remaining assets of PDL so that PDL could become a wholly-owned subsidiary of GBI. We have signed various extensions on the Letter of Intent as we pursued the necessary funds to complete the transaction as well as obtain a fairness analysis as a result of an Order of Preliminary Injunction and Other Equitable Relief being brought against Efoora, Inc., PDL’s majority owner, by the SEC. Currently, we are awaiting the final ruling from the United States District Court for the Northern District of Illinois Eastern Division.

We have operated since our inception as a research and development entity and have accordingly incurred losses from operations. For the last two fiscal years ended December 31, 2006 and 2005, we sustained net losses of $6,425,424 and $6,002,089, respectively. At December 31, 2006, we had a working capital deficit of $4,010,599. As a result of our financial condition as of December 31, 2006, our auditor’s report reflects the fact that without the realization of additional capital, it would be unlikely for us to continue as a going concern.

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

Through our wholly owned subsidiary, Biomedical Diagnostics, and our equity interest in Prion Developmental Laboratories, we have become engaged in the business of identifying, funding and managing promising biotechnology companies with technologies and products that can be commercialized in the fields of cancer and neurodegenerative diagnostics. Biomedical Diagnostics is a clinical laboratory and MSA development company poised to commercialize its breast cancer risk assessment test, exclusively licensed from the University of Michigan. We are also a part owner of Prion Developmental Laboratories, Inc. a neurodegenerative diagnostics company with a BSE Rapid Assay product in production for the diagnosis and detection of Mad Cow Disease (Bovine Spongiform Encephalopathy). We are the exclusive worldwide marketing, sales and distribution company for all of PDL’s prion diagnostic Rapid Assays.

In October 2005, we announced a plan to initiate a corporate restructuring and reorganization. In November 2005, we retained Experigen Management Company to lead this reorganization and restructuring and eventually entered into a non-employee Chief Executive Officer agreement with Experigen whereby Douglas C. Lane, Experigen’s Founder, agreed to act as the Interim Chief Executive Officer. During the 2006, GBI has successfully achieved all of the operational milestone targets for the year that were required to position the Company to launch the Mammastatin Serum Assay and BSE Rapid Assay products following adequate financing:

•	Recruited a new Director and strong business and scientific advisors;
•	Appointed Dr. John Todd, M.D. as Chairman of GBI’s newly formed Clinical Advisory Board;
•	Relocated the corporate offices to Los Angeles;
•	Prepared Biomedical Diagnostics to launch its CLIA certified Mammastatin Serum Assay breast cancer risk test within 90 days after financing;
•	Negotiated a contract manufacturing agreement with InBios, Inc. to manufacture PDL’s BSE Rapid Assay product, allowing for uninterruptible supplies of product;
•	Negotiated an Asset Acquisition of PDL whereby GBI will acquire for cash and stock the assets of PDL; and
•	Engaged two firms and received two fairness opinions supporting the fairness of the proposed PDL acquisition

Subsequent to the year end, we successfully negotiated an exclusive option to the Mammastatin Therapeutic Rights from the University of Michigan. Acquisition of the therapeutic rights to Mammastatin is a key development for GBI that completes the portfolio of opportunities the Company desires to establish.

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

Background on MSA

According to the American Cancer Society, women in the United States have a one in seven chance of being diagnosed with breast cancer at some point in their lifetime, regardless of family history or other known risk factors. Early detection is a very important factor affecting long-term survival.

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

The American Cancer Society recommends that all women over age 40, over 60,000,000 in the United States, should have a mammogram annually, and that all women in their 20’s and 30’s, over 41,000,000 women, should have a clinical breast examination at least once every three years. Based on these American Cancer Society’s recommendations, there are over 100,000,000 women in the United States alone who could potentially benefit from having an MSA test done as part of their annual medical check-up.

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

The potential of the MSA test is to provide a simple blood test that could provide an earlier indication of the risk of breast cancer developing so that appropriate monitoring or preventive therapy can be implemented. The current version of the MSA test is a Western Dot Blot format that has been developed for use in reference labs and major medical testing clinics. Product development is planned to develop monoclonal antibodies to the Mammastatin protein for use in a second generation delivery system (ELISA format) for use in most laboratories worldwide. Biomedical Diagnostics is also considering development of an MSA test in a rapid immunoassay format of the test. This third version of the test would be suitable for use in point-of-care clinics, medical clinics and potentially in physicians’ offices.

Biomedical Diagnostics has a Certificate of Compliance under the Clinical Laboratory Improvement Amendments Act, as administered by the U.S. Healthcare Financing Administration. Deployment of the Mammastatin technology subsequently began in 2001 with the announcement of the commercial availability of the MSA technology through custom laboratory services under this CLIA certification.

GBI has lacked adequate funding and other resources to proceed with the completion of commercialization efforts for the MSA technology and has with limited staff been focusing its efforts on further characterization of the Mammastatin protein, engineering highly optimized monoclonal antibodies, augmenting the manufacturing and service capacities to handle projected sales volumes, and ensuring that all marketing content meets regulatory standards.

Mammastatin Breast Cancer Therapeutic Protein

Research scientists at the Michigan Cancer Foundation discovered a powerful breast tissue specific secreted growth inhibitor protein, mammastatin, produced from normal human mammary epithelial cells (Science, 30 June 1989, Volume 244, pp. 1585-1587, attached). The biological activity of mammastatin was confirmed by a monoclonal antibody immunoassay developed specifically to detect and inactivate the mammastatin protein. The findings led the researchers to conclude this newly discovered protein might be developed to inhibit the growth of human breast cancer.

Following further research by Biotherapies, Inc., a private company under a license from the University of Michigan and in joint venture with GBI, the mammastatin protein was purified as an early possible breast cancer therapy. Independent clinical research conducted on the mammastatin therapeutic protein through in-vivo Compassionate Use on 29 women in Stage IV refractory breast cancer showed over 50% positive response and over 70% response with only bone metastasis. Due to FDA Regulations, Compassionate Use programs are for seriously ill patients who have a life threatening disease with “no comparable or satisfactory alternative drug or other therapy available to treat that stage of the disease in the intended patient population”.

Dr. John D. Todd, B.Sc., M.D., FRCSC, Scientific Advisor to GBI and Chairman of GBI’s Clinical Advisory Board, collaborated with Biotherapies, Inc. and treated seven palliative women who were dying of breast cancer with the early mammastatin protein as a therapeutic over a four year period under a Compassionate Use protocol approved by Health Canada. He found a significant remission demonstrated in several patients who received the mammastatin protein therapy.

A technical artifact of the protein scale-up production process at Biotherapies, Inc. for an FDA approved Phase I/II clinical trial led to the Compassionate Use and the FDA Phase I/II clinical trials being halted. All of the women who were under treatment at that time, including all seven of Dr. Todd’s patients, subsequently succumbed to their breast cancers and expired within a few months of discontinued therapy. Biotherapies, Inc. was unable to recover and it ceased operations. The University of Michigan terminated its license agreement with Biotherapies, Inc. and recovered the exclusive license.

GBI signed an exclusive option with the University of Michigan on February 5, 2007 to license the Mammastatin technology and patent portfolio from the University of Michigan. Under the terms of the agreement GBI has twelve months to prepare and submit a development plan acceptable to the University and to exercise its exclusive option to license the Mammastatin therapeutic rights. Acquisition of the therapeutic rights would be a highly synergistic and low cost development for GBI. All subsequent research on the mammastatin protein for GBI’s MSA could serve as a dual benefit and increase the value and likelihood of re-establishing the therapeutic product opportunity of mammastatin.

GBI, through a future subsidiary company and with development partners, intends to re-establish the biological activity of Mammastatin in cell culture, isolate the mammastatin protein, and develop a biologically active recombinant form of the protein. GBI further intends to establish an exclusive drug development joint venture with an international drug development partner to develop a human therapeutic for breast cancer and conduct clinical trials to obtain FDA approval of the novel breast cancer therapeutic. GBI believes it can accomplish the initial development independently and at minimal cost.

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

On June 6, 2006 GBI and PDL entered into a Letter of Intent whereby GBI agreed to acquire the assets of PDL, subject to certain due diligence requirements. The Letter of Intent was extended on August 31st, 2006; October 31st, 2006; December 21st, 2006; and February 28, 2007. The Letter of Intent currently remains active.

Subsequent to signing the Letter of Intent GBI was contacted by the Securities and Exchange Commission informing us that the assets of Efoora (including the assets of PDL as a majority owned subsidiary of Efoora) were under a freeze order (Agreed Order of Preliminary Injunction and Other Equitable Releif Against Defendant Efoora, Inc.) as a result of an SEC investigation of three former founders and employees of Efoora (S.E.C. v. Efoora, Inc., et. al. No. 306 C 3526 (N.D. Ill., June 29, 2006) . GBI responded to the SEC and petitioned the SEC to allow the acquisition of PDL to continue, stating that GBI and no employee or affiliate of GBI was a party to Efoora or the SEC’s investigation of Efoora. Furthermore, GBI argued that the acquisition of PDL was in the best interest of all shareholders of the parties involved. GBI has satisfactorily met the conditions set by the SEC and is awaiting final ruling from the United States District Court For The Northern District of Illinois Eastern Division.

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

Distribution Methods and Marketing

Mammastatin Serum Assay:

GBI has established four stages of product development and market development for the MSA. Biomedical Diagnostics will initially offer the MSA as a laboratory service from its CLIA certified laboratory and directly market the MSA test to tartgeted primary care physicians as well as selected cancer research and cancer treatment centers. Concurrent with the launch of the MSA to the public GBI will seek FDA approval of the MSA as an Application Specific Reagent (“ASR”). With the ASR designation the Company will introduce the MSA nationally and sell the reagents to one or more national laboratories. The third step will be to have GBI achieve FDA approval of the MSA after additional clinical trials support one specific indication of the MSA and license the FDA approved MSA to one or more clinical laboratories in the United States and internationally. Following FDA approval, GBI intends to obtain an exclusive diagnostics partner to develop, produce, market and sell internationally diagnostic test kits for the MSA.

Biomedical Diagnostics and ARUP Laboratories of Salt Lake City, Utah mutually agreed to suspend their agreement to market and service the MSA technology until Biomedical Diagnostics offered the MSA to the public and achieved the FDA ASR designation. The University of Utah wholly owns ARUP Laboratories. The original agreement gave ARUP Laboratories rights to market and service the MSA test to clients worldwide.

Prion Rapid Assays:

GBI, through its equity interest in PDL, utilizes a contract manufacturer for the production of final Rapid Assay product; and sales and marketing distribution partners to make, sell and distribute product to key markets throughout the world. In 2006, GBI obtained the exclusive rights to market, sell and distribute all of PDL’s Rapid Assays through out the world. GBI subsequently sublicensed the rights to market, sell and distribute PDL Rapid Assays in the Pacific Rim to BioBusiness Development Corporation, a Canadian business development company. GBI intends to establish exclusive sales, marketing and distribution agreements for the United States, Canada, Europe, South America upon receiving the necessary funding and once PDL has been acquired as a wholly-owned subsidiary of GBI.

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

Breast Cancer Therapeutic Market

The potential market for an effective breast cancer therapy is very large. According to the American Cancer Society, an estimated 178,000 new cases of invasive breast cancer will be diagnosed among women in the United States during 2007 and over 40,000 women are expected to die from the disease. By example, Herceptin, Genentech’s injectable therapeutic protein which treats 20% to 25% of breast cancers that produce large amounts of a protein called HER-2, will reach $1.8 billion in annual sales this year.

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

Intellectual Property

GBI does not own any patents; however, GBI operates as the exclusive licensee of the University of Michigan for its use of Mammastatin and the MSA technology for scientific and commercial development as a blood test to assess women’s health. Additionally and subsequent to the year-end, GBI was granted an exclusive option to license the University of Michigan’s intellectual property portfolio for the Mammastatin therapeutic uses. During 2006, the University of Michigan was granted additional patented protection for Mammastatin through a Deed of Letters Patent issued by the Australian Patent office. This will allow Biomedical Diagnostics the ability to offer its proprietary MSA test in Australia.

PDL received a Notice of Allowance from the US Patent and Trademark Office for the Rapid Prion-Detection Assay. The patent protects this method of testing for all transmissible spongiform encephalopathies in animals and humans. In addition, PDL has already received USDA approval for its Chronic Wasting disease assay.

In February 2006, GBI signed an exclusive agreement with PDL to facilitate worldwide sales, marketing, and distribution rights for the Rapid Prion-Detection Assay tests developed by PDL. In June of 2006, GBI entered into a non-binding Letter of Intent to acquire the assets of PDL and hopes to finalize this purchase during fiscal 2007.

Governmental Approval and Regulation

GBI, Biomedical Diagnostics and PDL are developing biotechnology products for use in diagnosing or treating human or animal diseases. All of these entities are biotech companies in the United States and are affected by governmental regulations from the United States Food and Drug Administration (“FDA”) for products intended to be used for humans and from the United States Department of Agriculture (“USDA”) for plant and animal products.

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

PDL has received United States Department of Agriculture approval for its Chronic Wasting Disease (“CWD”) strip test. CWD is similar to Mad Cow Disease but affects deer and elk. The simple, inexpensive test would be practical for use at field testing stations as well as in laboratories. The Rapid Prion Detection Assay for BSE was successfully tested at the Veterinary Laboratories Agency in Weybridge, England during the first quarter of 2006. The BSE Assay achieved the diagnostic test performance, which allows PDL to apply for regulatory approval. The results that were achieved establish the Rapid Assay in the same performance class as the leading commercially approved tests presently being used in the cattle industry worldwide, but with a faster turn around time. In May 2006, the U.S. Patent and Trademark Office granted a patent for the Rapid Prion-Detection Assay for Chronic Wasting Disease developed by PDL and previously approved by the USDA. These test performances will allow PDL to apply for regulatory approval to sell the tests in all major markets in the world. The Rapid Prion Detection Assay for scrapie in sheep was also tested and achieved comparable results.

There can be no assurance that the PDL products and tests will satisfy regulatory requirements, or be commercially viable. Furthermore as of December 31, 2006, GBI had no effective control over PDL, beyond owning a 38% equity interest in the company.

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

Clinical studies are planned for the existing MSA test to obtain FDA approval of the assay, and will commence after GBI secures adequate fiancing to conduct the studies. Additional studies are planned after the Company develops an ELISA form of the MSA. An ELISA test is a biochemical technique used mainly in immunology to detect the presence of an antibody or an antigen in a sample, or in this case a MSA test. We do have a protocol in place once we are able to finalize the ELISA test.

For the year ended December 31, 2006, we did not incur any research and development costs of approximately as compared to $338,771 during the previous year. The expenses incurred were a result of Biomedical Diagnostics and its continuance of the MSA product development.

Personnel

By the end of December 31, 2006, we were able to reduce the number of required personnel to 5. We found it to be in best interest of the Company to utilize independent contractors for our executive officer positions and therefore, signed a non-employee agreement with Experigen Management, LLC. Mr. Douglas C. Lane, President of Experigen, serves as our Chief Executive Officer and Principal Accounting Officer through our agreement with this entity.

As of December 31, 2006 we had 5 personnel; two who are employed at our headquarters in Los Angeles, California, one employed at Biomedical Diagnostics’ administration headquarters in Ann Arbor, Michigan and two in Prion Developmental Laboratories, which have been covered by GBI though advances given to PDL. Dr. Jeanne Ohrenberger has agreed to continue as the Biomedical Diagnostic’s Laboratory Director and we are hoping to finalize a consulting contract with her during 2007.

We do expect to increase the number of full time employees over the next 12 months, if and when the Company is financed. We anticipate hiring accounting and business development personnel to the Los Angeles office as well as laboratory technologists and technicians to the Biomedical Diagnostics office to handle the MSA. We intend to use the services of independent consultants and contractors to perform various professional services, when possible. We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses. Currently, there are no organized labor agreements or union agreements between us and our employees. We believe that our relations with our employees are good.

ITEM 2. DESCRIPTION OF PROPERTY

GBI maintained its executive offices in approximately 2,000 square feet of space in Surrey, British Columbia until August 31, 2006 and paid rent of approximately $2,600 per month. As a part of our reorganization, we moved our administrative operations to Southern California and are currently located at 10940 Wilshire Boulevard, Suite 600, Los Angeles, CA. We currently rent two suites totaling 500 square feet on a month to month basis. We pay approximately $2,660 a month for these two suites.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our security holders during the fiscal year ended December 31, 2006. GBI has not held an Annual Meeting of Shareholders since October 2001.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

Our Common Stock began trading under the symbol “BILB” on the National Association of Security Dealers’ over-the-counter bulletin board market (OTC:BB) on February 16, 1999. On December 19, 2000, our Common Stock was listed on The American Stock Exchange (“AMEX”) under the symbol “GBI”. On October 17, 2005, our Common Stock was delisted from AMEX and our Common Stock began quotation on the OTC:BB under the symbol

“GBIW”. The following table lists the quotations for the high and low bid prices as reported by a Quarterly Trade and Quote Summary Report of the OTC Bulletin Board for the period from October 17, 2005 through December 31, 2006. The quotations from the OTC Bulletin Board reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not represent actual transactions.

	2006		2005
	High	Low	High		Low
1st Quarter	$0.50	$0.08	$0.27		$0.14
2nd Quarter	$0.37	$0.17	$0.16		$0.09
3rd Quarter	$0.25	$0.12	$0.17		$0.11
4th Quarter (1)	$0.17	$0.05	AMEX	$0.13	AMEX	$0.08
			OTC	$0.12	OTC	$0.12

(1)

We were quoted on AMEX until October 17, 2005; therefore the fourth quarter of 2005 is split between the AMEX high and low sales prices and the OTC high and low bids. Currently we are quoted on the OTC and therefore the high and low bid prices from the latter half of the 2005 fourth quarter include the dates of October 17, 2005 through December 31, 2005.

(b) Holders of Common Stock

As of April 9, 2007, there were 76,090,833 outstanding shares of common stock. As of April 9, 2007, the closing price of GBI’s shares of common stock was $0.08 per share.

As of the date of this filing, there were approximately 26 holders of record of shares of the 63,562 outstanding shares of GBI’s Class A Convertible Preferred Stock (“Class A Stock”), which is convertible into Common Stock on a one for one basis. During 2003, 1000 Class A Convertible Preferred Shares were converted into the same number of additional shares of GBI’s Common Stock. No transactions with respect to the Class A Convertible Preferred Shares occurred in 2006.

All of the Class A Stock is restricted as to retransfer. There is no liquid market for the securities, nor is one expected to develop. In certain events relating to liquidation, dissolution, consolidation or winding up of GBI, holders of the Class A Stock are entitled to receive an amount equal to the original purchase price per share for the Class A Stock plus an amount equal to all declared but unpaid dividends thereon (the “Preference Amount”). After the full liquidation preference on all outstanding shares of the Class A Stock has been paid, any remaining funds and assets of GBI legally available for distribution to shareholders are distributed pro rata among the holders of the Class A Stock and the Common Stock on an “as-if-converted” basis. If GBI has insufficient assets to permit payment of the Preference Amount in full to all the Class A Stock shareholders, then the holders of the Class A Stock will receive lesser payments in proportion to the Preference Amount each such holder would otherwise be entitled to receive, without any distribution to the holders of the Common Stock.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

In 1998, we adopted a stock option plan, “Year 1998 Stock Option Plan”, which authorized 650,000 shares of common stock. On September 28, 1999, we increased that amount to 930,000 shares of common stock. At December 31, 2006, we had 65,000 shares available for issuance under this plan. Additionally, we adopted two other stock incentive plans, “Year 2000 Stock Option Plan” and “Year 2001 Stock Option Plan”, in which common stock may be granted to employees, directors and consultants. These stock option plans were adopted by our board of directors and were approved by majority consent of our shareholders. Under these two plans we authorized a total of 2,500,000 shares of common stock and at December 31, 2006 did not have any shares available for issuance under this plan.

On July 7, 2006, the Board of Directors approved the “2006 Consultant Stock Plan”, in which common stock may be granted to employees, officers, directors, consultants, and other service providers. Pursuant to this plan we reserved 3,000,000 shares that could be issued under this plan and filed a Registration Statement on Form S-8 on July 21, 2006 registering these shares. As of December 31, 2006, we had 1,117,770 shares available for issuance under this plan.

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

Recent Sales of Unregistered Securities

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

On December 8, 2006, we issued a total of 450,000 shares of our restricted common stock to a shareholder, Victor Voebel, as prepayment of interest pursuant to a bridge loan agreement signed in October 2006.

Subsequent Issuances of Unregistered Securities

On January 8, 2007, GBI closed its offering of a $500,000 Note with Firebird Global Fund (“Firebird”), an accredited investor. The note is convertible into shares of our common stock at $0.20 per share, subject to certain adjustments. In addition, we agreed to issue 2 ½ shares of its restricted common stock for each dollar loaned pursuant to the Note, which equates to approximately 1,250,000 shares. We believe the sale of the Note, issuance of the shares of common stock and any future issuance of shares of common stock as a result of conversion of the Note were or will be exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Sections 4(2), and/or Regulation D, Rule 506. The Note and shares were sold directly by us to an accredited investor and did not involve a public offering or general solicitation. The purchaser of the shares was afforded an opportunity for effective access to files and records of GBI that contained the relevant information needed to make its investment decision, including our financial statements and 34 Act reports. We reasonably believed that the purchaser, immediately prior to selling the shares and Note, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The purchaser had the opportunity to speak with our management on several occasions prior to their investment decision.

On January 25, 2007, we issued 1,066,713 shares of our restricted common stock to Experigen Management Company pursuant to the non-employee agreement signed on April 3, 2006. We believe the issuance of the shares of common stock were exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Sections 4(2). The shares were issued directly by us to an executive of the GBI and did not involve a public offering or general solicitation. The recipient of the shares was afforded an opportunity for effective access to files and records of GBI that contained the relevant information needed to make his investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipient, immediately prior to issuing the shares had such knowledge and experience in our financial and business matters that he was capable of evaluating the merits and risks of his investment.

On January 25, 2007, we issued 100,000 shares of our restricted common stock to Stoecklein Law Group pursuant to a retainer agreement for legal services.

On March 23, 2007, we authorized the issuance of 209,602 shares (a total of 628,806) of our common stock to three of our board of directors, Mr. Dyakowski, Mr. Lane, and Dr. Woods as consideration for their services during the 2006 year. Additionally, we authorized the issuance of 72,151 shares of our common stock to each of these three board members as compensation for their services from January 2007 through March 2007.

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

Subsequent Issuance of Warrants

On January 25, 2007, we issued two warrants pursuant to a consulting agreement with Experigen Management Company signed on November 4, 2005. Pursuant to the consulting agreement, we authorized a warrant to purchase 319,420 shares of common stock at $0.10 per share, which is exercisable for five years. Pursuant to the consulting agreement, we authorized a warrant to purchase 319,420 shares of common stock at $0.20 per share, which is also exercisable for five years. Additionally, on January 25, 2007, we authorized the issuance of two five year warrants pursuant to the non-employee agreement with Experigen Management Company (one for 1,339,391 shares of common stock exercisable at $0.10 and one for 1,339,391 shares of common stock exercisable at $0.20).

We believe the issuance of the warrants and any future issuance of shares of common stock were or will be exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Sections 4(2). The warrants were issued directly by us to an executive of GBI and did not involve a public offering or general solicitation. The recipient of the warrants was afforded an opportunity for effective access to files and records of GBI that contained the relevant information needed to make his investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipient, immediately prior to issuing the warrants had such knowledge and experience in our financial and business matters that he was capable of evaluating the merits and risks of his investment.

Recent and Subsequent Issuances of Securities Registered Pursuant to Form S-8

On October 11, 2006 we issued of 750,000 shares of our common stock to various consultants and/or advisors pursuant to their consulting and/or advisory agreements. These shares had been authorized in previous quarters.

On October 24, 2006, we authorized the issuance of 416,666 shares of our common stock to Richardson & Patel, LLP pursuant to an Attorney-Client Fee Agreement, dated May 26, 2006.

On October 24, 2006, we authorized the issuance of 200,000 shares of our common stock to Taylor Wood Management pursuant to a consulting agreement. Upon execution of the agreement, we authorized 100,000 shares be issued immediately to its designee of Doris Routhier-Cote.

On December 21, 2006 we authorized a total issuance of 473,897 shares of our common stock to Stoecklein Law Group and Opus Pointe (338,897 and 135,000, respectively) as compensation for legal and accounting services performed.

On March 23, 2007, we authorized the issuance 41,667 shares of our common stock to Taylor Wood Management pursuant to a consulting agreement.

On March 23, 2007, we authorized the issuance of 100,000 shares of our common stock to Fezzik Enterprises, Ltd. as a bonus for helping relocate our operations to Los Angeles.

The following lists shows the shares issued from a Registration Statement on Form S-8 filed on July 21, 2006.

Person Issued to	Date of Issuance	Number of Shares
Mark Franzen	October 11, 2006	250,000
Dr. John Todd	October 11, 2006	100,000
Dr. Ivan Labat	October 11, 2006	100,000
Lou Lome	October 11, 2006	100,000
Dr. Kaspar Banziger	October 11, 2006	100,000
Michael Petriella	October 11, 2006	100,000
Erick Richardson	December 8, 2006	416,666
Doris Routhier-Cote	December 8, 2006	100,000
Stoecklein Law Group	January 25, 2007	338,897
Opus Pointe	January 25, 2007	135,000
Doris Routhier-Cote	April 4, 2007	41,667
Fezzik Enterprises	April 4, 2007	100,000

Issuer Purchases of Equity Securities

GBI did not repurchase any of its equity securities during the years ended December 31, 2006 or 2005.

ITEM 6. PLAN OF OPERATION

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

We also have approximately a 38% equity interest in Prion Developmental Laboratories, Inc. (“PDL”), a private Delaware company specializing in development of rapid and inexpensive tests to detect prion diseases such as Mad Cow disease and Chronic Wasting Disease. In June 2006, GBI and PDL entered into a Letter of Intent whereby GBI agreed to acquire the remaining assets of PDL thereby making PDL a wholly-owned subsidiary of GBI. We have signed various extensions on the Letter of Intent as we pursued the necessary funds to complete the transaction as well as obtain a fairness analysis as a result of an Order of Preliminary Injunction and Other Equitable Relief being brought against Efoora, Inc., PDL’s majority owner, by the SEC. Currently, we are awaiting the final ruling from the United States District Court for the Northern District of Illinois Eastern Division.

CURRENT OPERATIONS

GBI, through our wholly owned subsidiary, Biomedical Diagnostics, and our equity interest in Prion Developmental Laboratories, is engaged in the business of identifying, attempting to fund and managing promising biotechnology companies. GBI seeks prospective investment opportunities where the target company: a) has one or more products that are developed or near final development and that can produce revenues within twelve months to twenty four months after the target company is financed; b) the underlying technology or product is validated; c) the product and/or underlying technology is protected by intellectual property; d) the product(s) address a current compelling unmet need in its target market; and, e) the target market is a large market opportunity. GBI’s current focus is commercializing Biomedical Diagnostics’ Mammastatin Serum Assay and PDL’s Mad Cow Disease diagnostic test, the BSE Rapid Assay.

In October of 2005, GBI acquired the exclusive rights to distribute, market, use, and sell all the Prion Pathology Diagnostic and Prognostic Testing products in Canada from PDL. On January 25, 2006, GBI entered into a 5 year agreement with PDL whereby GBI was appointed the sole authorized sales agent and distributor of PDL’s products worldwide, excluding what was already granted for Canada. PDL’s products include diagnostic tests for Transmissible Spongiform Encephalopathies (TSE’s) and more specifically, assays for: Bovine Spongiform Encephalopathy (BSE), Chronic Wasting Disease (CWD), Scrapie, Creutzfeldt-Jakob Disease (CJD) and new variant CJD.

On May 17, 2006, GBI entered into a Distribution and License Agreement with Bio Business Development Company, Inc. (“BBDC”), a Canadian corporation, wherein GBI appointed BBDC to be the sole authorized sales agent and distributor of PDL’s diagnostic test for Transmissible Spongiform Encephalopathies in the territories of Asia and surrounding areas for a seven year term.

In June of 2006, GBI entered into a non-binding Letter of Intent to acquire the assets of PDL. Subsequent to the year-end PDL and GBI agreed to extend its Letter of Intent to June 1, 2007 to allow for a final approval from the SEC to complete the acquisition. Two fairness opinions were required by the SEC as a result of an Order of Preliminary Injunction and Other Equitable Relief being brought against Efoora, Inc., PDL’s majority owner, by the SEC. The fairness opinions were completed during the fourth quarter 2006 and we are awaiting final approval. Both fairness opinions determined the acquisition terms and conditions met all fairness requirements. As part of the agreement, Dr. Rubenstein and Dr. Petersen, the founding scientists at PDL, would agree to continue to work for the newly formed company housing the purchase of these assets.

Biomedical Diagnostics has developed a screening diagnostic for breast cancer through its exclusive license agreement with the University of Michigan. GBI is currently committed to funding the operating costs to commercialize this technology. We intend to commercialize this product through Biomedical Diagnostics’ CLIA Level III certified clinical reference laboratory under the Clinical Laboratory Improvement Amendments Act. Upon financing and initial stages of commercialization, we intend to expand the initial MSA test to national distribution by transferring the assay to one or more national clinical laboratory partners prior to FDA approval.

In December GBI negotiated an exclusive option with the University of Michigan to license the Mammastatin technology and patent portfolio from the University of Michigan. That Option Agreement was successfully obtained February 5, 2007. Under the terms of the agreement GBI has twelve months to prepare and submit a development plan acceptable to the University to exercise its exclusive option to license the Mammastatin therapeutic rights.

Acquisition of the therapeutic rights to Mammastatin is a key development for GBI that completes the portfolio of opportunities for the company. Acquisition of the therapeutic rights is a highly synergistic, low cost development that can create disproportionately higher additional value for the Company. All subsequent research on the mammastatin protein for GBI’s MSA can now provide dual benefit as well as increase the value and likelihood of re-establishing the therapeutic product opportunity of mammastatin.

GBI intends through a future subsidiary company and with development partners, to re-establish the biological activity of Mammastatin in cell culture, isolate the mammastatin protein, and develop a biologically active recombinant form of the protein. Further, GBI aspires to establish an exclusive drug development joint venture with an international drug development partner to develop a human therapeutic for breast cancer and conduct clinical trials to obtain FDA approval of the novel breast cancer therapeutic.

GBI is a development stage entity and substantially all of its efforts have been dedicated towards the funding of, commercial development of, and management of certain medical diagnostic and therapeutic products.

Satisfaction of our cash obligations for the next 12 months.

To date, GBI has not generated revenues from its principal business activities. Our future operations are dependent upon our ability to attract third party financing and our ability to remain compliant with our developmental and royalty payments obligated under our license agreement with the University of Michigan.

During the first quarter of 2006, we closed a private placement of Bridge Notes of a principal amount of $1,000,000, whereby each investor received a number of shares of our common stock equal to 2 ½ half times the principal amount of the note. In addition to receiving these funds, we agreed to pay a commission of 10% of the gross proceeds from the sale of Bridge Notes.

During the quarter ended September 30, 2006, we entered into two promissory notes totaling $150,000 with two investors. Each note bears an interest rate of 10% and the principal balance is due upon completion of future financing.

On December 29, 2006 we entered into a 6 month, unsecured $500,000 convertible note with an accredited investor. The note has a maturity date of May 9, 2007 and bears interest at a rate of 18% per annum. We received net proceeds of approximately $409,243 from the financing, after payment of fees and expenses to Newbridge Securities Corporation and its affiliates. In connection with the note, we paid Newbridge Securities a cash fee of approximately $65,758 and additional affiliated expenses of approximately $25,000. Additionally, we agreed to issue 2 ½ shares of its restricted common stock for each dollar loaned pursuant to the note, which equates to approximately 1,250,000 shares.

Our current plan of operation calls for an equity or debt raise of at least $2,500,000 to be utilized in commercializing our two products. Consequently, we will be required to seek additional capital in the future to fund growth and expansion through additional equity or debt financing, registered primary equity offering and/or to partner with or enter into joint development and distribution arrangements with an established biomedical company. Currently, we are pursuing a new line of financing. At the time of this filing we have not initiated any new financing. No assurance can be made that such financing will be completed.

Summary of any product research and development that we will perform for the term of our plan of operation.

We did not incur any research and development expenses during fiscal 2006 as compared to $338,771 spent during the same period of 2005. The decline was a result of reduced activity because of a lack of sufficient funding. GBI expects Biomedical Diagnostics to incur substantial research and development costs in the next twelve months, assuming we are able to obtain additional financing either through a debt or equity transaction. If we are able to obtain additional funding, we plan to further expand Biomedical Diagnostic’s product development of the MSA technology. Although Biomedical Diagnostics did not have the funds to continue to expand on its research, its license of Mammastatin was granted additional patent protection through a Deed of Letters Patent recently issued to the University of Michigan by the Australian Patent Office.

We are also exploring the possibilities of a closer business relationship with PDL, which may include the purchase of its assets, upon a final approval being granted regarding the fairness opinion. PDL’s diagnostic product line for “Mad Cow” disease has attracted significant public and private attention in the biomedical diagnostics industry. In March 2006, PDL announced that its BSE assay and the Scrapie assay were successfully tested and achieved 100% sensitivity and 100% specificity in a recent trial on confirmed positive and negative samples at the Veterinary Laboratories Agency in Weybridge, England. In May 2006, the U.S. Patent and Trademark Office granted a patent for the Rapid Prion-Detection Assay for Chronic Wasting Disease developed by PDL and previously approved by the USDA. Results of these test performances will allow PDL to apply for regulatory approval to sell the tests in all major markets in the world. Furthermore, GBI granted an exclusive license of the Rapid Prion Detection Assays to Bio Business Development Company, if and when, GBI is able to commercialize the product.

Significant changes in the number of employees.

During the first quarter of 2006, we signed a non-employee CEO engagement agreement with Experigen Management Company, whereby Douglas C. Lane agreed to perform the duties and responsibilities of Chief Executive Officer of the company for a period of 18 months. During the third quarter of 2006, we relocated our corporate office to California and our CEO works out of this office. At the office of our subsidiary in Ann Arbor, Michigan, we have 1 consultant currently working in this location. None of our employees are subject to any collective bargaining agreements. We expect to increase the number of full time employees over the next 12 months, if and when GBI receives adequate financing to fund the commercialization of our products and services.

During the third quarter of 2006, we also entered into a consulting agreement with Franzen Business Consulting to provide services as a financial consultant and to engage Mark Franzen to act as our Chief Financial Officer for a term of 180 days. The agreement was terminated on December 7, 2006. Mr. Lane assumed the additional responsibility of Principal Accounting Officer of GBI until a permanent CFO is retained. We intend to continue to use the services of independent consultants and contractors to perform various professional services, when appropriate. We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

Although we do not anticipate hiring a large number of new personnel we have initiated a Corporate Advisory Board, a Scientific Advisory Board and a Clinical Advisory Board. During the third quarter of 2006, Dr. John Todd joined our Scientific Advisory Board and agreed to Chair our newly created Clinical Advisory Board. Between the three advisory boards we currently have six advisors. Dr. Todd currently maintains a general surgical practice in White Rock, British Columbia and has been instrumental in establishing effective management of breast cancer patients. Additionally, Dr. Todd has first hand experience with the mammastatin protein in that he previously conducted research with the mammastatin protein being used as a therapeutic means for women suffering with breast cancer. On September 5, 2006 Mr. Michael A. Petriella joined the Company as a Business Advisor to assist the Company with commercialization and business planning of Biomedical Diagnsotic’s MSA. Mr. Petriella has extensive experience with General Electric Medical Systems where he managed several of GE’s medical imaging sales initiatives for breast cancer research and diagnostics. We anticipate the establishment and expansion of these boards and those who serve on them to be a strong asset.

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

Liquidity and Capital Resources at December 31, 2006 and 2005.

The following table summarizes current assets, liabilities and working capital at December 31, 2006 compared to December 31, 2005.

	December 31, 2006	December 31, 2005	Increase / (Decrease)
			$	%

Current Assets	$308,899	$84,211	$224,688	267%

Current Liabilities	$4,319,498	$4,935,296	$(615,798)	(12%)

Working Capital (Deficit)	$(4,010,599)	$(4,851,085)	$(840,486)	(17%)

Cash flows used in operating activities totaled $1,204,171 for the year ended December 31, 2006. Additionally, we incurred a net loss of $6,425,424 for the year ended December 31, 2006, which was an increase of $423,335 when compared to the same period the year before. We increased our net loss primarily due to higher consulting and management fees, financing costs, and general and administrative expenses. As GBI is currently structured, we expect to incur continuing losses from the operation of Biomedical Diagnostics LLC.

During the first quarter of 2006, we established promissory notes in the amount of $165,000 from three former officers for unpaid compensation at a rate of 6% per annum. The notes matured as of June 30, 2006 and we had made principal payments of $27,000. Currently, we owe $138,000 under these notes and are accruing interest at the default rate of 10%. Also during that quarter, we entered into “Termination and Convertible Promissory Notes” with three former officers, whereby we agreed to pay severance in the total amount of $24,000 per month for a period of 12 months. Pursuant to these notes, we agreed to accrue interest at a rate of 6% per annum and the notes matured as of April 1, 2007. Each note is convertible into shares of our common stock. As of December 31, 2006, we had accrued $240,000 under these notes.

During the second quarter of 2006, we closed our private placement of Bridge Notes for a principal amount of $1,000,000, whereby each investor of the note received the number of shares of common stock equal to 2 ½ times the principal amount of the note purchased. Additionally, we issued 2,500,000 shares of our common stock to the note holders. Each note carries 12% interest, which is to subject to an increase to 18% after 90 days from the date of issuance. As of December 31, 2006, the notes are in default and we are accruing interest at a default rate of 18% per annum. In addition to receiving these funds, we agreed to pay a commission of 10% of the gross proceeds from the sale of Bridge Notes.

Also during the second quarter of 2006, we allowed note holders who had invested in our 2004 private placement of bridge securities to convert principal and interest owed into shares of our common stock. The principal balance was converted at $0.20 per share and interest was converted at $0.26 per share. As a result of these conversions we issued 1,397,500 shares of common stock. As of December 31, 2006, we have a remaining balance of $917,500 under these notes.

In the past, GBI received a majority of its financing from promissory notes placed with a significant shareholder of the Company. There can be no guarantee that the shareholder will continue to lend funds or that any other lender will provide short-term funds. During the second and third quarters of 2006, we entered into 3 promissory notes totaling $300,000, which bear an interest rate of 10% per annum with the entire principal balance due upon completion of financing. Under the terms of these notes, we agreed to pay the interest in the form of restricted common stock at a rate of 2 shares for every dollar lent by the holder. Pursuant to these notes, we issued a total of 750,000 shares of common stock to the note holders.

On December 29, 2006 we entered into a 6 month, unsecured $500,000 convertible note with an accredited investor. The note has a maturity date of May 9, 2007 and bears interest at a rate of 18% per annum. We received net proceeds of approximately $409,243 from the financing, after payment of fees and expenses. Additionally, we agreed to issue 2 ½ shares of its restricted common stock for each dollar loaned pursuant to the note, which equates to approximately 1,250,000 shares.

As of December 31, 2006, we had cash on hand of approximately $10,495 and a working capital deficiency of $3,908,596. Cash on hand is not sufficient to meet our current needs.

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

The Company’s future operations are dependent upon the Company's ability to remain compliant with its medical technology license agreement with the University of Michigan, obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from its investments. Furthermore, the Company's equity investments may require additional funding from the Company to continue research and development and other operating activities. As of December 31, 2006, the Company is considered to be in the development stage as the Company has not commenced planned operations, or begun to generate revenues. The Company’s ability to continue as a going concern is in doubt because it has not generated revenues, and has experienced negative cash flow from operations and is not in compliance with the repayment terms of certain promissory note obligations. The Company had a working capital deficiency of $4,010,599 as at December 31, 2006. The Company does not have sufficient working capital to sustain operations until the end of the year and is in immediate need of cash financing. The Company is currently looking to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms. If the Company is unable to obtain required financing, it may have to reduce or cease operations or liquidate certain assets.

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

The Company accounts for its investment in companies in which it has significant influence by the equity method. The Company’s proportionate share of earnings (loss) as reported, net of amortization of the excess purchase price over the net assets acquired, is included in earnings and is added (deducted from) the cost of the investment. The Company records its proportionate share of losses of such investments until the carrying value of the investment is reduced to $-0-. The Company does not record losses in excess of such amounts as it has no obligations to provide additional funding. A loss in the value of the Company’s equity investments is recognized when the loss in value is determined to be other than temporary based on the estimated future results of operations of the investee.

The Company accounts for its investments in which it does not have significant influence by the cost method. Under the cost method, the cost is adjusted for dividends received in excess of the Company's pro rata share of post acquisition income, or when an “other than temporary” decline in value occurs.

The Company applies the provisions in FASB Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Under this standard, an impairment loss calculated as the difference between the carrying amount and the fair value of the asset, should be recognized on long-lived assets held and used only if the carrying amount of the asset is not recoverable from its undiscounted cash flows. Long-lived assets to be disposed of other than by sale are considered held and used, until they are disposed of. Long-lived assets to be disposed of by sale are measured at the lower of carrying amount or fair value less cost to sell. To the Company, long-lived assets include property and equipment and medical technology licenses.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No, 157 will be effective for the Company beginning January 1, 2008. Management is currently evaluating the effects SFAS No. 157 will have on the Company’s financial condition and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), to provide guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Under SAB 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years existing in the current year's ending balance sheet. SAB 108 will become effective for the Company in its fiscal year ending June 30, 2007. The Company is currently evaluating the impact of the provisions of SAB 108 on its financial statements.

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

We have operated since our inception as a research and development entity and have accordingly incurred losses from operations. For the last two fiscal years ended December 31, 2006 and 2005, we sustained net losses of $6,425,424 and $6,002,089, respectively. At December 31, 2006 we had a working capital deficit of $4,010,599. Capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations since inception. We are in need of additional capital to continue our operations and have been dependent on the proceeds of private placements of our securities to satisfy working capital requirements. We will continue to be dependent upon the proceeds of future offerings or to fund development of products, short-term working capital requirements, marketing activities and to continue implementing the current business strategy. There can be no assurance that we will be able to raise the necessary capital to continue operations.

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

During the first and second quarters of 2006, we raised financing through the issuance of Bridge Notes. The notes carry a 12% interest per annum and are payable 90 days after issuance. After 90 days from issuance, the interest on the note will be increased to 18% per annum. In addition to the note, each holder is entitled to common stock equal to 2 ½ times the principal amount invested. On February 27, 2006, we increased our principal amount up to $1,000,000 and authorized 2,500,000 shares of common stock be issued.

During the third and fourth quarters of 2006, we entered into promissory notes totaling $300,000, which bear an interest rate of 10% per annum with the entire principal balance due upon completion of financing. During the fourth quarter of 2006, we entered into a 6 month, unsecured $500,000 convertible note with an accredited investor. The note has a maturity date of May 9, 2007 and bears interest at a rate of 18% per annum. Although we have raised some funds during the last fiscal year, we have and expect to continue to have substantial capital expenditure and working capital needs in order to commercialize our products. We believe that current cash on hand and the other sources of liquidity may not be sufficient enough to fund our operations through fiscal 2007. In that event we would need to raise additional funds to continue our operations.

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

As a result of our deficiency in working capital at December 31, 2006 and other factors, our auditors have included an explanatory paragraph in their audit report regarding substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments as a result of this uncertainty. The going concern qualification may adversely impact our ability to raise the capital necessary for the continuation of operations.

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

We are highly dependent on a key executive officer for the success of our business plan.

Our success depends to a critical extent on the continued services of our Chief Executive Officer, Douglas C. Lane. If we lost this key executive officer, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital. We can give you no assurance that we could find a satisfactory replacement for this key executive officer at all, or on terms that are not unduly expensive or burdensome. We do not have an employment agreement with Mr. Lane and his current agreement with the Company is severable by either party at will.

It is unlikely we will be able to commit our funds to other business opportunities until we are able to obtain revenues and therefore we will remain dependent on a limited number of products, which are subject to meeting FDA and/or USDA approval.

Due to the fact that we are a development stage company, it is unlikely that we will be able to commit any funds to other business opportunities, until and unless we have been able to produce revenues with our MSA test or with the distribution of PDL’s products. There can be no assurance that this in fact will happen. Additionally, there can be no assurance clinical trials for FDA approval will be held or that the MSA test will be approved or ever sold in commercial quantities. Furthermore, at this point in time we do not have management control over PDL to ensure that they will be able to meet USDA approval or any other necessary regulatory bodies that their products will be required to meet.

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

Our success may also depend on our ability to attract and retain other qualified management and personnel familiar in biotechnology industry. Currently, we have a limited number of personnel that are required to perform various roles and duties as a result of our limited financial resources. We intend to use the services of independent consultants and contractors to perform various professional services, when appropriate to help conserve our capital. However, if and when we determine to acquire additional personnel, we will compete for such persons with other companies and other organizations, some of which have substantially greater capital resources than we do. We cannot give you any assurance that we will be successful in recruiting or retaining personnel of the requisite caliber or in adequate numbers to enable us to conduct our business.

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

Risk Factors Relating to Our Common Stock

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. More specifically, NASD has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission. Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period then we will be ineligible for quotation on the OTC Bulletin Board. Our quarterly report for the period ended September 30, 2006 was considered late as we were unable to meet the filing grace period as defined under Rule 12b-25. Therefore, we must not have two more late filings within the next two years or we will be in jeopardy of being dequoted from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

ITEM 7. FINANCIAL STATEMENTS

See Index to Financial Statements and Financial Statement Footnotes appearing on page F-1 through F-41 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not had any changes in our independent accountants during fiscal 2006. De Joya Griffith & Company, LLC performed our audit for the last two fiscal years.

ITEM 8A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, Douglas C. Lane, our Chief Executive Officer and Principal Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 under the Securities Exchange Act of 1934. Based upon his evaluation, Mr. Lane concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management had identified the following material weaknesses, which caused management to conclude that, as of December 31, 2006, our disclosure controls and procedures were not effective at the reasonable assurance level:

•

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

•

We had particular difficulty in tracking and assessing whether certain financing costs associated with our Newbridge notes and remaining balances owed under the Sterling notes were adequately reported during the quarter ended June 30, 2006, which have led to the realization that we will need to restate our unaudited financial statements for the interim period ended June 30, 2006.

•

We had miscalculations of a warrant and option valuation under Black-Scholes, the discovery of an embedded derivative, and a severance pay clause in the an employment contract that was previously not accrued for.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Remediation of Material Weaknesses

To remediate the material weaknesses in our disclosure controls and procedures identified above, in addition to working with our independent auditors, we engaged Accuity Financial (formerly known as Opus Pointe), a consulting firm that provides expertise in accounting matters and performs accounting services on an outsourced basis, to supplement our internal accounting and bookkeeping capabilities. Additionally, Accuity has agreed to assist us in the implementation of internal control enhancement policies and procedures.

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

Possible Deficiency

Mr. Lane has identified a lack of segregation of duties due to the small number of employees dealing with general, administrative and financial matters as a possible deficiency. Management has attempted to alleviate this risk by engaging Accuity Financial Services (f/k/a Opus Pointe), on an outsourced basis, to supplement our internal accounting and bookkeeping capabilities. However, after balancing the risks and the potential benefits of adding additional personnel to clearly segregate duties, management does not believe the expenses associated are justified at this point in time. Management will periodically reevaluate this situation, however, we can not offer any assurance that we will be able to successfully recruit additional employees, if and when determined to be necessary as a result of our limited capital resources.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

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

During the finalization of our 2006 audit of the financial statements, management, along with our independent auditor, discovered that in our previously reported financial statements for the quarterly periods ended March 31, 2006, June 30, 2006, and September 30, 2006 that an error was presented due to the miscalculations of a warrant and option valuation under black-scholes, the discovery of an embedded derivative, and a severance pay clause in an employment contract previously not accrued. Due to this discovered error, our financial statements for March 31, 2006, June 30, 2006, and September 30, 2006 will need to be restated to reflect an increase in additional net loss of $302,500 for March 31, 2006; $57,000 in June 30, 2006; and $202,800 for September 30, 2006.

Until we have either restated and reissued our results for the applicable period, investors, potential investors, and other readers of our SEC filings are cautioned not to rely on the financial statements included in the Form 10-QSB for the periods ended March 31, 2006, June 30, 2006, and September 30, 2006 to the extent it is affected by the accounting issues described above.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Name	Age	Title
Douglas C. Lane (1)	57	Director, Interim Chief Executive Officer and Chairman of the Board
Jonathan Atzen (2)	42	Director
Ian B. Woods, M.D., Ph.D.	63	Director
Antony Dyakowski	58	Director
Mark Franzen (3)	62	Former Chief Financial Officer and Treasurer
E. Greg McCartney (4)	56	Former Chairman of the Board, President, Chief Executive Officer
T.J. Lou McKinney, C.A. (5)	72	Former Chief Financial Officer and Director
Lawrence J. Pasemko (6)	70	Former Executive Vice President and Director

1

We have entered into an engagement agreement with Experigen Management Company, whereby Mr. Lane, Experigen’s President, agreed to serve as a non-employee Interim Chief Executive Officer upon Mr. McCartney’s resignation. Concurrent with the resignations of Mr. McKinney and Mr. Pasemko from the Board of Directors, Mr. Lane was appointed to serve as the Chairman of the Board.

2	Mr. Atzen was appointed to the Company’s Board of Directors on June 1, 2006. In the 8-K filed on July 12, 2006, we incorrectly stated that Mr. Atzen was also appointed as the Company’s Secretary.
3

Mr. Franzen served as the Company’s Chief Financial Officer and Treasurer from August 7, 2006 until December 7, 2006. Mr. Douglas Lane assumed the role of Principal Accounting Officer upon Mr. Franzen’s departure.

4

Mr. McCartney tendered his resignation as our Chief Executive Officer, President and Chairman of the Board upon the filing of the 2005 10-KSB. Mr. McCartney remained as a director of the Company until June 22, 2006.

5	On March 31, 2006, Mr. McKinney submitted his resignation as Chief Financial Officer and Director.
6	On March 31, 2006, Mr. Pasemko submitted his resignation as Executive Vice President and Director.

Douglas C. Lane currently is the President and Founder of Experigen Management Company, which provides professional management and interim senior executive management services to small cap and micro cap public and private technology and biotechnology companies. Pursuant to an agreement with Experigen Management Company, Mr. Lane currently acts as our Chief Executive Officer and serves on our Board of Directors. Mr. Lane has over 30 years experience in the biotechnology industry ranging from his clinical laboratory experience to serving in executive positions for various biotech companies. Prior to founding Experigen in 2005, Mr. Lane served as the President, Chief Executive Officer, Chairman and Director of ViaLogy Corp. from 2001 to 2005. Mr. Lane helped ViaLogy from its initial application to revenue production in multiple markets based on complex technology and an IP portfolio with no Prior Art patents. From 1999-2001 Mr. Lane was a Principal at Interhealth Development Company where he assisted in developing life and science technology business in the United States as well as Europe. During his time there, he was able to restructure its business, capital structure, and management. Mr. Lane also gained experience in Business Development through his many years as a director of SmithKline Beecham Clinical Labs and SmithKline Beecham Pharmaceuticals between the years of 1987-1995. During his time at SmithKline’s Clinical Labs he managed mergers and acquisitions and developed diagnostic and genomic technology platforms. While at SmithKline’s Pharmaceuticals, Mr. Lane managed the Research and Development’s business initiative in the genomic drug discovery, which was a joint venture with Human Genome Sciences and The Institute for Genomic Research.

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

Antony S. Dyakowski is a Director of the Company and has been actively involved with GBI since its inception. Mr. Dyakowski was appointed as a Director and agreed to Chair the Company’s audit committee on May 1, 2005 when filling the vacancy left by Mr. Robert F. Lutz, who resigned in January 2005 from the Board. Mr. Dyakowski has over 35 years of experience in raising corporate and venture capital, corporate management, and many other phases of business concerning equity markets. In the past he has secured well over $25,000,000 in venture and corporate capital for various projects ranging from oil and gas to medical equipment and biomedical research and development. Mr. Dyakowski received his BA in Geography/Geology from the University of British Columbia.

Jonathan F. Atzen has a Director since June 1, 2006. Previously reported on a Form 8-K, filed on July 12, 2006, we incorrectly stated that Mr. Atzen also was appointed as the Secretary of the Company. Additionally, Mr. Atzen serves as the Senior Vice President and General Counsel of Advanced Cell Technology, Inc., which is a biotechnology company, focused on developing and commercializing human stem cell technology and is a publicly traded company quoted on the OTC Bulletin Board. Mr. Atzen joined Advanced Cell Technology in January 2005. Prior to joining Advanced Cell Technology, from May 2003 through January 2005, Mr. Atzen was an attorney at Heller Ehrman/Venture Law Group. Mr. Atzen has worked as a corporate/securities attorney since 1991 and for other larger international law firms, the most recent being Morrison & Foerster LLP from September 1999 to May 2003.

His corporate practice has focused on the representation of emerging growth and established technology companies in such industries as life sciences, semiconductors, wireless communications, software and alternative energy technologies. Mr. Atzen has provided general corporate counsel to public companies with respect to securities offerings, including initial public offerings, secondary offerings, PIPEs and spin-offs, and reporting and compliance matters under the Securities Exchange Act of 1934. Mr. Atzen also has experience in public and private company mergers and acquisitions. He received his B.A. degree in economics from the University of California at Santa Barbara and his J.D. from Loyola Law School.

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

Director Independence

The Board of Directors has analyzed the independence of each director and has concluded that Mr. Dyakowski and Mr. Atzen are considered to be an independent directors in accordance with the director independence standards of the American Stock Exchange, and has determined that they do not have a material relationship with GBI, which would impair their independence from management.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended, generally requires the Company’s directors and executive officers and persons who own more than 10% of a registered class of the Company’s equity securities (10% owners) to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors and executive officers and 10% owners are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. During preparation of this filing, we discovered that the reports required by Section 16(a) were not filed in connection with the securities issuances to our officers and directors during fiscal 2006.

Audit Committee

In May 2005, we established and appointed a member of the Board to the Audit Committee in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934. Mr. Dyakowski agreed to Chair the Audit Committee upon joining the Board of Directors. The AMEX Company Guide requires the establishment of an Audit Committee, whereby a majority of the committee must qualify as independent director for small business issuers as defined by Section 121(b)(2)(c) and Section 10A(m) of the Securities Exchange Act of 1934, and Rule 10A-3 thereunder. As a result of no longer being listed on the AMEX and due to a small number of personnel we no longer have an audit committee. Instead during the 2006 year, our

Board of Directors, performed some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls.

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

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our board of directors performed some of the functions associated with a Nominating Committee. Generally, nominees for directors are identified and suggested by the members of the board or management using their business networks. The board has not retained any executive search firms or other third parties to identify or evaluate director candidates in the past and does not intend to in the near future. We have elected not to have a Nominating Committee in that we are a development stage company with limited operations and resources.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth for fiscal 2006 the compensation, in compliance with the reporting requirements of the SEC, for our Principal Executive Officer and for each of our two most highly compensated executives other than our Principal Executive Officer during fiscal 2006.

Summary Compensation Table
Name and Principal Position	Year	Salary	Stock Awards (1)	Option Awards (1)	All Other Compensation	Total
Douglas C. Lane, CEO and/or Principal Executive Officer, Director	2006	$166,000 (2)	$483,764 (2) (3)	$1,131,487 (2)	$0	$1,781,251
E. Greg McCartney Former Chief Executive Officer and Director	2006	$0	$456,315 (4)	$0	$11,000	$467,315
James Arthurs, President of Biomedical Diagnostics	2006	$0	$469,547 (7)	$0	$0	$469,547
(1)

The amounts shown in these columns reflect the expense recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with FAS 123R. The assumption used in calculating these amounts are set forth in Note 9 to our Financial Statements, which is located on page F-29 through F-32 of our Annual Report on Form 10-KSB.

(2)

Mr. Lane received compensation pursuant to the Experigen Management Consulting agreement, which was signed in November 2005 and continued through April 2006. Pursuant to this agreement, Experigen received $30,000. A non-employee agreement was signed with Experigen Management in April 2006 of which Mr. Lane was entitled to receive cash compensation of $136,000 for the remainder of 2006. As of December 31, 2006, Experigen had received $96,000 pursuant to this agreement. In addition to the cash compensation, Experigen was entitled to receive 1,229,092 shares of our common stock and warrants to purchase up to 3,072,732 shares of our common stock at an exercise price of $0.10 per share. In the event of a change-of-control and the Experigen agreement is terminated, Mr. Lane will be entitled to keep 100% of the stock and warrants authorized in the agreement.

(3)	Mr. Lane received 209,602 shares valued at $50,500 as compensation for his services as a member of the board of directors.
(4)

Mr. McCartney tendered his resignation as our Chief Executive Officer, President and Chairman of the Board upon the filing of the 2005 10-KSB. Mr. McCartney remained as a director of the Company until June 22, 2006. The amount shown above is the fair value of the stock granted to Mr. McCartney during 2006. The shares issued were for deferred salaries over multiple years, which could not be easily broken out.

(5)

Mr. Pasemko submitted his resignation as our Executive Vice President as of March 31, 2006. The amount shown above is the fair value of the stock granted to Mr. Pasemko during 2006; however, the shares issued were for deferred salaries over multiple years, which could not be easily broken out.

(6)

Mr. McKinney submitted his resignation as our Chief Financial Officer as of March 31, 2006. The value shown above is the fair value of the stock granted to Mr. McKinney during 2006; however the shares issued were for deferred salaries over multiple years, which could not be easily broken out.

(7)

Mr. Arthurs has worked as the President of our subsidiary, Biomedical Diagnostics, LLC. The value shown above is the fair value of the stock granted to Mr. Arthurs during 2006; however, the shares issued were for deferred salaries over multiple years, which could not be easily broken out.

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

Employment Agreements and Termination of Employment

We entered into 3 year employment agreements with our former executives and directors, Messrs. E. G. McCartney, Chief Executive Officer; Larry Pasemko, Executive Vice-President; and T.J. Louis McKinney, Chief Financial Officer on January 1, 2005. These agreements contained confidentiality clauses and provided for early termination for change in control or relocation of the Company’s principal offices. As a result of the Company’s reorganization and relocation, Mr. McKinney, Mr. Pasemko, and Mr. McCartney all resigned during the second quarter of 2006. Pursuant to the agreements, if the Company terminates the agreement(s) without cause upon or in connection with relocation of the Company’s principal offices, the following terms would be enacted:

(a)

in consideration of the amounts paid and/or payable pursuant to Termination Without Cause, the individual agrees to be available to the Company to perform consulting services at appropriate fees (to be determined) when called upon, from time to time during the Severance Period, including travel to locations as determined by the Company, up to a maximum of seventy-five (75) hours per calendar month.

(b)

in addition to the amounts paid and/or payable under Termination Without Cause clause, the individual shall be entitled to reimbursement for expenses incurred in furtherance of consulting services performed by the Consultant pursuant to Subsection (a) above, including all expenses relating to required or requested travel (including travel costs, accommodation and meals),

(c)	the Company shall reimburse the individual for expenditures approved by the Company in his performance of duties on behalf of the Company.

As a result of these terminations, we entered into “Termination and Convertible Promissory Notes” with three former officers, whereby we agreed to pay severance in the total amount of $24,000 per month for a period of 12 months. Pursuant to these notes, we agreed to accrue interest at a rate of 6% per annum and the notes matured as of April 1, 2007. Each note is convertible into shares of our common stock. As of December 31, 2006, we had accrued balance of $112,300 under these notes and related derivative liability in the amount of $155,676.

As a result of the former executives’ termination and relocation of the Company, on April 3, 2006 we entered into a non-employee Interim Chief Executive Officer Engagement letter with Experigen Management, whereby Douglas C. Lane, the President of Experigen, agreed to perform the services of our Interim Chief Executive Officer for a term of 18 months. Upon certain criteria being fulfilled a full time employee agreement will be entered into between us and Douglas C. Lane to serve as the CEO.

The material terms of Experigen’s agreement are as follows:

•	GBI agreed to pay Experigen $17,000 per month for the term of the Interim CEO agreement.
•

GBI agreed to issue Experigen 1,229,092 shares of common stock and warrants to purchase 3,072,732 shares of common (which collectively equal approximately 7% of GBI’s common stock on a fully diluted basis as of March 31, 2006), in accordance with following:

o	One stock certificate for 1,229,092 shares of GBI’s common stock;
o	One warrant to purchase 1,536,366 shares of GBI’s common stock at a price of $0.10 per share, exercisable for five years;
o	A second warrant to purchase 1,536,366 shares of the GBI’ common at a price of $0.10 per share, exercisable for five years.
•	In the event the Agreement is voluntarily terminated by Mr. Lane, all shares of common stock and warrants granted under the Agreement shall be returned to s and immediately cancelled.
•	GBI shall pay Experigen an achievement bonus of $50,000 if the Registrant receives a minimum of $4,000,000 in financing during 2006.
•

In the event of a transaction involving a Change in Control, as defined in the Agreement, which transaction results in the receipt by Genesis Bioventuers’ shareholders of consideration with a value representing a significant premium over the price per share of GBI’s stock, Experigen shall be paid a Transaction Bonus Fee to be determined by the Board of Directors. In addition, Experigen shall be paid a Transaction Bonus of 1.5% of the associated value of a transaction approved by the Board of Directors which is not a Change in Control Transaction, but which, nonetheless, involves a significant change in the ownership of GBI or the composition of the Board of Directors, and which results in significant additional value for GBI’s shareholders, or which results in significant value for GBI’ shareholders.

•

If a fulltime employment agreement is not entered into between GBI and Mr. Lane by September 30, 2007, or termination of the current agreement occurs without cause, GBI agrees to pay Experigen an engagement termination fee of $204,000.

•	In the event the agreement is not terminated because of a Change in Control, as defined in the Agreement, Experigen shall retain 100% of the stock and warrants granted under the Agreement.

Equity Awards

Name	# of Securities Underlying Unexercised Options Exercisable	# of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: # of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Douglas C. Lane Principal Executive Officer	319,420 319,420 1,536,366 1,536,366			$0.10 $0.20 $0.10 $0.20	11/04/10 11/04/10 04/03/11 04/03/11
(1)

Mr. Lane agreed to perform the services of our Interim Chief Executive Officer pursuant to signing an agreement with Experigen Management Company on April 3, 2006. Pursuant to the non-employee Interim Chief Executive Officer Agreement with Experigen, we authorized the issuance of 1,229,092 shares of our common stock and two five-year warrants totaling 3,072,732 shares.

Stock Options Plans

In 1998, we adopted a stock option plan, “Year 1998 Stock Option Plan”, which authorized 650,000 shares of common stock be available for granting of options. On September 28, 1999, we increased the authorized to 930,000 shares.

During fiscal year 2000, we adopted a stock option plan, “Year 2000 Stock Option Plan”, which authorized 500,000 stock options to further our interests, our subsidiaries and our stockholders by providing incentives in the form of stock options to key employees, consultants, directors, and other who materially contribute to our success and profitability. We also adopted a new stock option plan in fiscal year 2001, “Year 2001 Stock Option Plan” that authorizes the issuance of 2,000,000 stock options to officers, directors, employees and consultants to acquire shares of our common stock.

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

On July 7, 2006, the Board of Directors approved the “2006 Consultant Stock Plan”, in which common stock may be granted to employees, officers, directors, consultants, and other service providers. Pursuant to this plan we reserved 3,000,000 shares that could be issued under this plan and filed a Registration Statement on Form S-8 on July 21, 2006 registering these shares. As of December 31, 2006, we had 1,88,236 shares available for issuance under this plan.

Director Compensation

Director Compensation
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Compensation	Total
Douglas C. Lane	$0	$29,500 (1)	$0	$0	$29,500
Jonathan Atzen	$15,500	$26,000	$0	$0	$41,500
Dr. Ian B. Woods	$0	$29,500 (1)	$0	$161,997 (2)	$191,497
Antony Dyakowski	$0	$29,500 (1)	$0	$10,916 (3)	$40,416
(1)

On March 23, 2007, we authorized the issuance of 209,602 shares (a total of 628,806) of common stock to three of our board of directors as a retainer for the 2006 year and consideration for their services during 2006.

(2)

Dr. Woods has been a consultant of the Company for many years. The value shown above is the fair value of the stock granted to Dr. Woods during 2006; however, the shares issued were for deferred compensation over multiple years, which could not be easily broken out.

(3)	Mr. Dyakowski received shares for consulting services provided to the Company. The amount shown above is the fair value of the stock granted to Mr. Dyakwoski for those services.

Each member of the GBI’s Board of Directors are entitled to cash compensation of $1,500 per month or the equivalent of $2,250 per month if paid in stock. As a result of limited cash resources, GBI opted to compensate most of the directors for their services in shares of our common stock. Therefore, Messrs Lane, Woods and Dyakowski received 109,602 shares for their services during the 2006 year. In addition to the monthly compensation for each director, we issued to Messrs. Lane, Woods and Dyakowski a retainer of 100,000 shares of our common stock for the 2006 year. When Mr. Atzen joined our board of directors we agreed to issue 100,000 shares as a retainer for his services plus a cash compensation of $15,500.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents information, to the best of GBI’s knowledge, about the beneficial ownership of its common stock on April 9, 2007, held by those persons known to beneficially own more than 5% of its capital stock and by its directors and executive officers. The percentage of beneficial ownership for the following table is based on 76,090,833 shares of common stock outstanding as of April 9, 2007.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the shareholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the shareholder has a right to acquire within 60 days after April 9, 2007 through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Security Ownership of Management and Directors

Name of Beneficial Owner (1)	Number of Shares	Percent of Outstanding Shares of Common Stock (2)
Douglas C. Lane, CEO & Chairman (3)	5,861,256	7.7%
Ian B. Woods, M.D., Ph.D., Director	2,061,426	2.7%
Antony S. Dyakowski, Director	881,753	1.2%
Jonathan Atzen, Director	100,000	0.1%
E. Greg McCartney, Former CEO, President, and Director (4)	3,372,516	4.4%
T.J. Lou McKinney, Former Chief Financial Officer and Director (5)	1,599,186	2.1%
Lawrence J. Pasemko, Former Executive Vice President and Director (6)	2,483,672	3.3%
Mark Franzen, Former Chief Financial Officer (7)	250,000	0.3%

Directors and Officers as a Group	16,610,109	21.8%

(1)

As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). The address of each person is care of the Company.

(2)	Figures are rounded to the nearest tenth of a percent.
(3)

On April 3, 2006 we entered into a non-employee Interim Chief Executive Officer Agreement with Experigen Management, whereby Douglas C. Lane is the President of Experigen. Pursuant to this agreement, we agreed to issue 1,229,092 shares of our common stock and a two warrants for a total of 3,072,732 shares of our common stock to Experigen Management. Mr. Lane has sole voting power over the shares issued to Experigen Management.

(4)

Mr. McCartney tendered his resignation as our Chief Executive Officer, President and Chairman of the Board upon the filing of the 2005 10-KSB. Mr. McCartney remained as a director of the Company until June 22, 2006. The amount shown includes shares owned by Aspenwood Holdings, whereby Mr. McCartney has voting power of those shares.

(5)

On March 31, 2006, Mr. McKinney submitted his resignation as Chief Financial Officer and Director. The amount shown above includes shares owned by No. 134 Corporate Ventures, whereby Mr. McKinney has voting power of those shares.

(6)	On March 31, 2006, Mr. Pasemko submitted his resignation as Executive Vice President and Director.
(7)

Mr. Franzen served as the Company’s Chief Financial Officer and Treasurer from August 7, 2006 until December 7, 2006. Mr. Douglas Lane assumed the role of Principal Accounting Officer upon Mr. Franzen’s departure.

Security Ownership of Certain Beneficial Owners

Name of Beneficial Owner (1)	Number of Shares	Percent of Class (2)
The Lutz Family Trust	5,219,320	6.7%
Victor Voebel, Jr.	6,601,379	8.7%

Beneficial Owners as a Group	11,820,699	15.5%
(1)

As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).

(2)	Figures are rounded to the nearest tenth of a percent.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

E. Greg McCartney

We signed a consulting agreement with Aspenwood Holdings, Inc., which Mr. McCartney was the President. Pursuant to the agreement with Aspenwood, Mr. McCartney operated as our Chief Executive Officer. As a result of our reorganization and relocation of our operations, Mr. McCartney tendered his resignation and terminated the agreement with Aspenwood Holdings upon the filing of the 2005 10-KSB.

T.J. Lou McKinney

We signed a consulting agreement with No. 134 Corporate Ventures (“Corporate Ventures”), which Mr. McKinney was the President. Pursuant to the agreement with Corporate Ventures, Mr. McKinney operated as our Chief Financial Officer. Upon our decision to reorganize and relocate our operations, Mr. McKinney submitted his resignation as our Chief Financial Officer and terminated the agreement with Corporate Ventures on March 31, 2006.

Lawrence Pasemko

We signed a consulting agreement with 553867 BC Ltd (“BC”), which Mr. Pasemko was the President. Pursuant to the agreement with BC, Mr. Pasemko operated as our Executive Vice President. Upon our decision to reorganize and relocate our operations, Mr. Pasemko submitted his resignation as our Executive Vice President and terminated the agreement with BC on March 31, 2006.

During the first quarter of 2006, we borrowed $165,000 from Messrs. McCartney, McKinney and Pasemko at a rate of 6% per annum. The notes matured as of June 30, 2006 and we had made principal payments of $27,000. Currently, we owe $138,000 under these notes and are accruing interest at the default rate of 10%.

Douglas C. Lane

On April 3, 2006 we entered into a non-employee Interim Chief Executive Officer Engagement letter with Experigen Management, whereby Douglas C. Lane, the President of Experigen, agreed to perform the services of our Interim Chief Executive Officer for a term of 18 months. Upon certain criteria being fulfilled a full time employee agreement will be entered into between us and Mr.. Lane to serve as the CEO. Pursuant to the agreement, we agreed to pay Experigen $17,000 per month for the term of the Interim CEO agreement. Additionally, we agreed to issue Experigen 1,229,092 shares of common stock and warrant to purchase 3,072,732 shares of common stock. A more detailed description of the agreement terms is described above under Executive Compensation.

ITEM 13. EXHIBITS

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Merger Agreement with Corgenix Medical Corporation		10-KSB		2.1	04/14/04
2.2	Amended and Restated Plan of Merger		S-3		2.2	04/26/04
2.3	Merger Agreement between Corgenix, Efoora, Prion Developmental Laboratories, and Genesis Bioventures, Inc.		8-K		2.3	06/02/04
2.4	Settlement Agreement with Biotherapies, Paul Ervin and Genesis Bioventures, Inc.		8-K		2.4	06/18/04
2.5	Amended Agreement and Plan of Merger between Corgenix and Genesis Bioventures, Inc.		8-K		2.5	01/06/05
2.6	Letter of Termination of Merger from Corgenix		8-K		2.6	01/19/05
3(i)(a)	Restated Certificate of Incorporation		10-SB		3.1	08/13/99
3(i)(b)	Amendment to Certificate of Incorporation		10-SB		3.2	10/14/99
3(ii)	Amended and Restated Bylaws		8-A12B		3.2	12/18/00
4.1	Class A Convertible Preferred Stock Definition		10-SB		3.2	10/14/99

4.2	Specimen Form of Stock Certificates	8-A12B	4.1	12/18/00
4.3	Convertible Note	8-K	4.1	03/24/04
4.4	Warrant Certificate	8-K	4.1	03/24/04
4.5	Convertible Promissory Note with Corgenix	8-K	4.2	03/12/04
4.6	Warrant Certificate	8-K	4.1.1	09/23/04
4.7	Convertible Promissory Note with Firebird Global Master Fund II, Ltd	8-K	4.8	02/08/07
4.8	Subscription Agreement with Firebird Global Master Fund II, Ltd	8-K	4.9	02/08/07
10.1	Joint Venture Agreement and Limited Liability Company Operating Agreement of Biomedical Diagnostics, LLC	10-SB	10.1	08/13/99
10.2	Amended and Restated Limited Liability Company Operating Agreement of Biomedical Diagnostics, LLC	10-SB	10.2	10/14/99
10.3	Management Services Agreement between BioLabs, Inc. and Tynehead Captial Corp	10-SB	10.3	10/14/99
10.4	Letter Agreement with DynaMed, Inc.	10-SB/A	10.4	12/08/99
10.5	Stock Option Agreement under the Amended and Restated BioLabs Stock Option Plan	S-8	10.5	04/27/00
10.6	Amended and Restated Stock Option Plan	S-8	10.6	04/27/00
10.7	Warrant to Purchase Shares	S-8	10.7	04/27/00
10.8	Investment Agreement between Prion Developmental Laboratories, Effora, Inc. and BioLabs, Inc.	8-K	99.1	09/08/00
10.9	Warrant issued by Prion Developmental Laboratories in favor of BioLabs, Inc.	8-K	99.2	09/08/00
10.10	Purchase and Sale Agreement between BioLabs, Inc., DynaMed, Inc., Antony Dyakowski, Elio Gugliemi, Kevin O’Farrell and Roberts Soon	8-K	99.1	12/20/00
10.11	Year 2000 Stock Option Plan, 2001 Stock Incentive Plan and Stock Option Grants Outside of Plan	S-8	4.1	12/04/01

10.12	2001 Stock Incentive Plan		S-8	4.2	12/04/01
10.13	Purchase Agreement between Genesis Bioventures, Inc. and Biotherapies, Inc.		8-K	99.1	12/17/01
10.14	Mammastatin Sublicense Agreement between Genesis Bioventures, Inc. and Biotherapies, Inc.		8-K	99.2	12/17/01
10.15	P&O Technology License Agreement between Genesis Bioventures, Inc. and Biotherapies, Inc.		8-K	99.3	12/17/01
10.16	GBS 2002 Consulting Services Plan		S-8	10.1	10/02/02
10.17	GBS 2002 Stock Award Plan		S-8	10.1	03/05/03
10.18	Service Agreement between ARUP and Biomedical Diagnostics, Inc.		10-KSB/A	10.19	09/10/04
10.19	Non-Disclosure Agreement with University of Michigan		10-KSB/A	10.20	09/10/04
10.20	Engagement Agreement between Genesis Bioventures, Inc. and Experigen Management Company		8-K	10	04/13/06
10.21	Exclusive Distribution and License Agreement between Prion Developmental Laboratories, Inc. and Genesis Bioventures, Inc.		10-KSB	10.21	04/18/06
10.22	Exclusive Distribution Agreement between Prion Developmental Laboratories, Inc. and Genesis Bioventures, Inc.		10-KSB	10.22	04/18/06
10.23	Amendments to University of Michigan License Agreement		10-KSB	10.23	04/18/06
10.24	Amendment to University of Michigan License Agreement		10-KSB	10.24	04/18/06
14	Code of Ethics		10-KSB	14	04/14/04
21	List of Subsidiaries	X
31	Certification of Douglas C. Lane pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification of Douglas C. Lane pursuant to Section 906 of the Sarbanes-Oxley Act	X

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by De Joya Griffith & Company, LLC for the audit of our 2006 and 2005 annual financial statements and review of the financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for 2006 and 2005 were $61,500 and $61,000, respectively.

(2) AUDIT-RELATED FEES

The aggregate fees billed for the fiscal years ended December 31, 2006 and 2005, for assurance and related services by De Joya Griffith & Company, LLC, that are reasonably related to the performance of the review of the registrant’s financial statements for fiscal years 2006 and 2005 were $-0- and $-0-, respectively.

(3) TAX FEES

NONE

(4) ALL OTHER FEES

NONE

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

Since the delisting from the American Stock Exchange, we no longer have an active audit committee.

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

GENESIS BIOVENTURES, INC.

By: /s/ Douglas Lane
Douglas C. Lane, Chief Executive Officer

Date: April 17, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Douglas Lane	Chief Executive Officer & Chairman	April 17, 2007
Douglas C. Lane	(Principal Executive Officer & Principal Financial Officer)

/s/ Jonathan Atzen	Director	April 17, 2007
Jonathan Atzen

/s/ Ian Woods	Director	April 17, 2007
Ian B. Woods, M.D., Ph.D.

/s/ Antony Dyakowski	Director	April 17, 2007
Antony Dyakowski

GENESIS BIOVENTURES, INC.

Index To Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets, December 31, 2006 and 2005	F-2

Consolidated Statements of Operations for the Years Ended December 31, 2006 and 2005	F-3

Consolidated Statement of Stockholders' Equity for the Years Ended December 31, 2006 and 2005	F-4 – F-11

Consolidated Statements of Cash Flows for the Year Ended December 31, 2006 and 2005	F-12 – F-13

Notes to Consolidated Financial Statements	F-14 – F-41

De Joya Griffith & Company, LLC

Certified Public Accountants

2580 Anthem Village Drive

Henderson, Nevada 89052

702.563.1600 (tel)

702.588.5979 (fax)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Genesis Bioventures, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statement of operations, stockholders’ equity (deficit), and cash flows for years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genesis Bioventures, Inc. and subsidiaries as of December 31, 2006, and the results of its operations and cash flows for the years ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidating financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, negative working capital, and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC

Las Vegas, NV

April 16, 2007

Genesis Bioventures, Inc.

(a Development Stage Company)

Consolidated Balance Sheets

	December 31,
	2006	2005
ASSETS

Current assets:
Cash	$ 10,495	$ 30,201
Accounts and other receivables	-	3,733
Advances receivable – Prion Development Laboratories	296,498	50,277
Prepaid expenses	1,906	-
Total current assets	308,899	84,211

Fixed assets, net	1,228	4,397

Other assets:
Medical technology licenses, net	3,465,320	5,273,308
Intangible assets	36,000	-
Deposits	4,327	-
Deferred financial costs	-	5,848
Total other assets	3,505,647	5,279,156

	$ 3,815,774	$ 5,367,764

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$ 1,114,088	$ 991,098
Accrued payable and accrued expenses, related party	227,048	410,051
Promissory notes payable	2,539,147	2,834,147
Promissory notes payable, related party	171,239	700,000
Convertible notes payable, related party	112,300	-
Derivative liability, related party	155,676	-
Total current liabilities	4,319,498	4,935,296

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, 63,562 shares issued and outstanding	6	6
Common stock, $0.0001 par value, 100,000,000 shares authorized; 72,213,297 and 36,798,147 shares issued and outstanding at December 31, 2006 and 2005, respectively	7,221	3,680
Subscriptions receivable	-	135,000
Shares authorized and unissued	226	-
Unamortized warrants and option based compensation	(570,292)	-
Prepaid share-based compensation	(335,836)	-
Additional paid-in capital	53,236,022	46,709,429
(Deficit) accumulated during development stage	(52,841,071)	(46,415,647)
	(503,724)	432,468

	$ 3,815,774	$ 5,367,764

The accompanying notes are an integral part of these consolidated financial statements.

Genesis Bioventures, Inc.

(a Development Stage Company)

Consolidated Statements of Operations

For the Years Ended December 31, 2006 and 2005

and For the Period September 19, 1994(Inception) to December 31, 2006

	December 31,		September 19, 1994 (Inception) to December 31,
	2006	2005	2006

Revenue	$ -	$ -	$ -

Expenses:
Depreciation and amortization	1,812,443	1,809,330	9,486,684
Investor relations	-	16,807	2,449,073
Consulting and management fees	2,226,397	1,892,943	10,945,516
Rent	51,121	54,705	756,640
Salaries and benefits	182,687	(1,674)	1,933,452
Professional fees	239,233	111,819	2,691,625
Financing costs	1,266,713	-	1,266,713
In process research and development	-	-	750,000
Research and development	-	338,771	1,585,618
General and administrative expenses	252,397	72,243	2,751,341
Total expenses	6,030,991	4,294,944	34,616,663

Net operating (loss)	(6,030,991)	(4,294,944)	(34,616,662)

Other income (expense):
Interest (expense), net	(368,917)	(356,874)	(1,793,711)
Amortization of deemed discount	(52,500)	(1,140,435)	(5,130,707)
Foreign currency gain (loss)	(3,546)	(9,836)	(187,173)
Unrealized gain related to adjustment of derivative to fair value of underlying securities	30,530	-	30,530
Equity in loss of investments:
Prion Developmental Laboratories, Inc.	-	(200,000)	(2,636,553)
Biotherapies Incorporated	-	-	(5,437,610)
Biomedical Diagnostics	-	-	(3,357,253)
Gain (loss) on debt settlements	-	-	624,803
Net (loss)	$ (6,425,424)	$ (6,002,089)	$ (52,504,336)

Weighted average number of common shares outstanding - basic and fully diluted	59,980,647	31,496,484

Net (loss) per share – basic and fully diluted	$ (0.11)	$ (0.19)

The accompanying notes are an integral part of these consolidated financial statements

Genesis Bioventures, Inc.

(a Development Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficit)

			Common share		Common shares				Additional paid-in capital	Unamortized Warrants & Options	Prepaid Share Comp	Deficit accumulated during development stage	Total stockholders’ equity
	Common shares		subscriptions		authorized and unissued		Preferred shares
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount
Issue of common stock for cash on organization of the Company	8,816,992	$ 8,817	-	$ -	-	$ -	-	$ -	$ -	$ -	$ -	$ -	$ 8,817
Loss for the period	-	-	-	-	-	-	-	-	-	-	-	(147,192)	(147,192)
Balance, December 31, 1995	8,816,992	8,817	-	-	-	-	-	-	-	-	-	(147,192)	(138,375)

Consolidation of shares in November on a 50 for 1 basis	(8,640,456)	(8,799)	-	-	-	-	-	-	8,799	-	-	-	-
Loss for the period	-	-	-	-	-	-	-	-	-	-	-	(184,403)	(184,403)
Balance, December 31, 1996	176,536	18	-	-	-	-	-	-	8,799	-	-	(331,595)	(322,778)

Issue of common stock for settlement of debt	3,000,000	300	-	-	-	-	-	-	119,700	-	-	-	120,000
Loss for the period	-	-	-	-	-	-	-	-	-	-	-	(191,118)	(191,118)
Balance, December 31, 1997	3,176,536	318	-	-	-	-	-	-	128,499	-	-	(522,713)	(393,896)

Issue of common stock for settlement of debt	3,000,000	300	-	-	-	-	-	-	347,095	-	-	-	347,395
Issue of common stock for cash	1,010,000	101	-	-	-	-	-	-	708,736	-	-	-	708,837
Loss for the period	-	-	-	-	-	-	-	-	-	-	-	(1,077,958)	(1,077,958)
Balance, December 31, 1998	7,186,536	719	-	-	-	-	-	-	1,184,330	-	-	(1,600,671)	(415,622)

Issue of common stock for settlement of debt	872,500	87	-	-	-	-	-	-	872,413	-	-	-	872,500
Common stock returned	(39)	-	-	-	-	-	-	-	-	-	-	-	-
Issue of common stock for service	60,000	6	-	-	-	-	-	-	59,994	-	-	-	60,000
Issue of common stock for shares of Biotherapies Incorporated	60,000	6	-	-	-	-	-	-	239,994	-	-	-	240,000
Issue of preferred stock for cash	-	-	-	-	-	-	2,000,000	200	5,210,976	-	-	-	5,211,176
Fair value of options issued to consultants	-	-	-	-	-	-	-	-	81,252	-	-	-	81,252
Beneficial feature of preferred stock issued	-	-	-	-	-	-	-	-	354,735	-	-	-	354,735

Genesis Bioventures, Inc.

(a Development Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficit)

Deemed dividends on preferred stock	-	-	-	-	-	-	-	-	232,065	-	-	(232,065)	-
Loss for the period	-	-	-	-	-	-	-	-	-	-	-	(1,737,210)	(1,737,210)
Balance, December 31, 1999	8,178,997	818	-	-	-	-	2,000,000	200	8,235,759	-	-	(3,569,946)	4,666,831

Issue of common stock for settlement of debt	240,528	24	-	-	-	-	-	-	309,498	-	-	-	309,522
Exercise of share purchase warrants for cash	9,000	1	-	-	-	-	-	-	62,999	-	-	-	63,000
Issue of common stock for cash
(net of cash share issue costs of $214,139 and non-cash of $26,500)	629,586	63	-	-	-	-	-	-	2,058,013	-	-	-	2,058,076
Issue of common stock for financing services provided	2,000	-	-	-	-	-	-	-	26,500	-	-	-	26,500
Issue of common stock on acquisition of Biotherapies Incorporated	1,100,000	110	-	-	-	-	-	-	4,330,590	-	-	-	4,330,700
Stock options exercised for cash	68,500	7	-	-	-	-	-	-	129,593	-	-	-	129,600
Issue of warrants to holders of promissory notes	-	-	-	-	-	-	-	-	897,554	-	-	-	897,554
Issue of common stock on conversion of convertible preferred shares	758,464	76	-	-	-	-	(758,464)	(76)	-	-	-	-	-
Deemed dividends on preferred stock	-	-	-	-	-	-	-	-	122,670	-	-	(122,670)	-
Fair value of options issued to employees and consultants	-	-	-	-	-	-	-	-	686,448	-	-	-	686,448
Common shares subscribed, not issued	-	-	150,001	-	-	-	-	-	-	-	-	-	-
Note receivable shares subscriptions	-	-	(150,001)	-	-	-	-	-	-	-	-	-	-
Loss for the period	-	-	-	-	-	-	-	-	-	-	-	(5,868,006)	(5,868,006)
Balance, December 31, 2000	10,987,075	1,099	-	-	-	-	1,241,536	124	16,859,624	-	-	(9,560,622)	7,300,225

Issue of common stock for settlement of debt and accrued interest	1,004,605	100	-	-	-	-	-	-	1,757,959	-	-	-	1,758,059

Genesis Bioventures, Inc.

(a Development Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficit)

Issue of common shares for cash (net of $15,001 non-cash issue costs)	70,589	7	-	-	-	-	-	-	134,994	-	-	-	135,001
Issue of common stock for financing services provided	21,559	2	-	-	-	-	-	-	42,549	-	-	-	42,551
Issuance of common stock for cash
(net of cash share issue costs of $86,515 and non-cash of $27,550)	691,000	69	-	-	-	-	-	-	957,366	-	-	-	957,435
Issue of common stock on conversion of convertible preferred shares	1,064,974	106	-	-	-	-	(1,064,974)	(106)	-	-	-	-	-
Issue of common stock on settlement of debt and accrued interest	2,000,000	200	-	-	-	-	-	-	2,499,800	-	-	-	2,500,000
Issue of common stock for goods and services provided	111,510	11	50,000	91,250	-	-	-	-	237,849	-	-	-	329,110
Stock options exercised	196,500	20	-	-	-	-	-	-	217,980	-	-	-	218,000
Shares issued to Biotherapies, Inc.	600,000	60	-	-	-	-	-	-	1,679,940	-	-	-	1,680,000
Fair value of options and warrant issued to consultants and major
shareholders for consulting and general financing services	-	-	-	-	-	-	-	-	2,922,628	-	-	-	2,922,628
Shares issued to Biotherapies, Inc.	2,524,030	252	-	-	-	-	-	-	4,719,684	-	-	-	4,719,936
Issue of common stock for cash
(net of $93,451 of cash and $32,556 of non-cash share issue costs)	667,101	67	-	-	-	-	-	-	874,577	-	-	-	874,644
Subscription receivable for issued shares	-	-	-	-	-	-	-	-	(15,000)	-	-	-	(15,000)
Common shares subscribed, not issued	-	-	60,000	90,000	-	-	-	-	-	-	-	-	90,000
Fair value of warrants issued for share financing costs	-	-	-	-	-	-	-	-	32,556	-	-	-	32,556
Issue of common stock for property and equipment	5,889	1	-	-	-	-	-	-	11,188	-	-	-	11,189

Genesis Bioventures, Inc.

(a Development Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficit)

Dilution gain on shares issued by investee	-	-	-	-	-	-	-	-	53,635	-	-	-	53,635
Fair value of options and warrants issued to promissory note holders	-	-	-	-	-	-	-	-	885,427	-	-	-	885,427
Fair value of beneficial conversion feature of promissory note	-	-	-	-	-	-	-	-	534,288	-	-	-	534,288
Loss for the period	-	-	-	-	-	-	-	-	-	-	-	(15,368,941)	(15,368,941)
Balance, December 31, 2001	19,944,832	1,994	110,000	181,250	-	-	176,562	18	34,407,044	-	-	(24,929,563)	9,660,743

Issue of common stock previously subscribed for	110,000	11	(110,000)	(181,250)	-	-	-	-	181,239	-	-	-	-
Issue of common stock for cash
(net of cash share issue costs of $104,958 and non-cash of $147,826)	823,786	82	447,128	277,750	-	-	-	-	449,946	-	-	-	727,778
Issue of common stock on conversion of convertible preferred shares	112,000	12	-	-	-	-	(112,000)	(12)	-	-	-	-	-
Issue of common stock for services provided and settlement
of accounts payable and accrued liabilities	498,377	50	-	-	-	-	-	-	556,028	-	-	-	556,078
Issue of common stock for settlement of debt and accrued interest	3,243,047	324	-	-	-	-	-	-	1,621,199	-	-	-	1,621,523
Stock options exercised	36,097	3	-	-	-	-	-	-	38,200	-	-	-	38,203
Fair value of options and warrants issued to promissory note holders	-	-	-	-	-	-	-	-	76,815	-	-	-	76,815
Fair value of beneficial conversion feature of promissory not	-	-	-	-	-	-	-	-	31,037	-	-	-	31,037
Extinguishment of stock appreciation rights plan	-	-	-	-	-	-	-	-	632,066	-	-	-	632,066
Fair value of stock options issued to consultants	-	-	-	-	-	-	-	-	11,737	-	-	-	11,737
Fair value of warrants issued on private placements	-	-	-	-	-	-	-	-	-	-	-	-	-

Genesis Bioventures, Inc.

(a Development Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficit)

Fair value of warrants issued for share financing costs	-	-	-	-	-	-	-	-	147,826	-	-	-	147,826
Loss for the period	-	-	-	-	-	-	-	-	-	-	-	(5,923,301)	(5,923,301)
Balance, December 31, 2002	24,768,139	2,476	447,128	277,750	-	-	64,562	6	38,153,137	-	-	(30,852,864)	7,580,505

Issue of common stock previously subscribed for	447,128	45	(447,128)	(277,750)	-	-	-	-	277,705	-	-	-	-
Issue of common stock for cash
(net of cash share issue costs of $153,560 and non-cash of $240,559)	2,410,111	241	-	-	-	-	-	-	806,299	-	-	-	806,540
Issue of common stock on conversion of convertible preferred shares	1,000	-	-	-	-	-	(1,000)	-	-	-	-	-	-
Issue of common stock for services provided and settlement
of accounts payable and accrued liabilities	1,442,390	145	-	-	-	-	-	-	891,667	-	-	-	891,812
Fair value of beneficial conversion feature of promissory note	-	-	-	-	-	-	-	-	162,217	-	-	-	162,217
Common share subscriptions	-	-	150,000	60,000	-	-	-	-	-	-	-	-	60,000
Employee stock option compensation expense of option repricing	-	-	-	-	-	-	-	-	388,550	-	-	-	388,550
Loss for the period	-	-	-	-	-	-	-	-	-	-	-	(4,542,786)	(4,542,786)
Balance, December 31, 2003	29,068,768	2,907	150,000	60,000	-	-	63,562	6	40,679,575	-	-	(35,395,650)	5,346,838

Issue of common stock previously subscribed for	150,000	15	(150,000)	(60,000)	-	-	-	-	59,985	-	-	-	-
Issue of common stock for cash (net of share issue costs of $551)	400,000	40	-	-	-	-	-	-	84,409	-	-	-	84,449
Issue of common stock for services provided and settlement
of accounts payable and accrued liabilities	1,441,388	144	-	-	-	-	-	-	567,449	-	-	-	567,593
Fair value of amendments to options and warrants

Genesis Bioventures, Inc.

(a Development Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficit)

previously issued for services and debt	-	-	-	-	-	-	-	-	178,957	-	-	-	178,957
Employee stock option compensation expense (recovery)	-	-	-	-	-	-	-	-	(335,700)	-	-	-	(335,700)
Fair value of warrants issued for commissions on convertible notes	-	-	-	-	-	-	-	-	397,336	-	-	-	397,336
Financing proceeds allocated to warrants issued with convertible notes	-	-	-	-	-	-	-	-	512,100	-	-	-	512,100
Financing proceeds allocated to beneficial
conversion option on convertible notes	-	-	-	-	-	-	-	-	967,880	-	-	-	967,880

Common stock subscriptions	-	-	100,000	19,000	-	-	-	-	-	-	-	-	19,000
Loss for the period	-	-	-	-	-	-	-	-	-	-	-	(5,017,908)	(5,017,908)
Balance, December 31, 2004	31,060,156	3,106	100,000	19,000	-	-	63,562	6	43,111,991	-	-	(40,413,558)	2,720,545

Common stock issued to settle accrued liabilities returned to treasury	(400,000)	(40)	-	-	-	-	-	-	(71,960)	-	-	-	(72,000)
Fair value of warrants issued to promissory note holders	-	-	-	-	-	-	-	-	22,590	-	-	-	22,590
Issue of common stock for cash	2,500,000	250	-	-	-	-	-	-	249,750	-	-	-	250,000
Issue of common stock for services provided and
settlement of accounts payable and accrued liabilities	2,563,715	257	-	-	-	-	-	-	333,125	-	-	-	333,382
Fair value of warrants issued for bonuses and forgiveness of salaries	-	-	-	-	-	-	-	-	1,295,025	-	-	-	1,295,025
Gain on settlement of salaries and debt owed to related parties	-	-	-	-	-	-	-	-	1,485,333	-	-	-	1,485,333
Gain on settlement of promissory notes payable to related parties	-	-	-	-	-	-	-	-	22,903	-	-	-	22,903
Issue of common stock for settlement of debt and accrued interest	1,074,259	107	-	-	-	-	-	-	139,547	-	-	-	139,654

Genesis Bioventures, Inc.

(a Development Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficit)

Financing proceeds allocated to warrants issued with convertible notes	-	-	-	-	-	-	-	-	12,056	-	-	-	12,056
Fair value of stock options issued to consultants	-	-	-	-	-	-	-	-	4,069	-	-	-	4,069
Financing proceeds allocated to beneficial
conversion option on convertible notes	-	-	-	-	-	-	-	-	105,000	-	-	-	105,000
Common stock subscriptions, net of reversals	-	-	1,400,000	116,000	-	-	-	-	-	-	-	-	116,000
Loss for the period	-	-	-	-	-	-	-	-	-	-	-	(6,002,089)	(6,002,089)
Balance, December 31, 2005	36,798,130	3,680	1,500,000	135,000	-	-	63,562	6	46,709,429	-	-	(46,415,647)	432,468

Issue of common stock previously subscribed for	1,500,000	150	(1,500,000)	(135,000)	-	-	-	-	134,850	-	-	-	-
Issue of common stock for services provided	2,631,139	263	-	-	-	-	-	-	636,049	-	(79,917)	-	556,395
Issue of common stock for settlement of debt	16,473,452	1,647	-	-	-	-	-	-	3,358,969	-	-	-	3,360,616
Issue of common stock for settlement of accrued interest	2,625,825	263	-	-	-	-	-	-	421,611	-	-	-	421,874
Issue of common stock for settlement of prepaid interest	300,000	30	-	-	-	-	-	-	59,970	-	-	-	60,000
Issue of common stock for executive compensation, related party	250,000	25	-	-	-	-	-	-	43,975	-	-	-	44,000
Issue of common stock for new bridge loan	150,000	15	-	-	-	-	-	-	10,485	-	-	-	10,500
Issue of common stock for new loan	450,000	45	-	-	-	-	-	-	62,955	-	-	-	63,000
Issue of common stock for extension of loan agreement	100,000	10	-	-	-	-	-	-	40,990	-	-	-	41,000
Issue of common stock for licensing fees	150,000	15	-	-	-	-	-	-	35,985	-	-	-	36,000
Common stock payable for professional fees rendered	-	-	-	-	573,897	58	-	-	57,333	-	(28,040)	-	29,351

Genesis Bioventures, Inc.

(a Development Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficit)

Common stock payable for executive compensation, related party	-	-	-	-	1,229,092	123	-	-	454,641	-	(378,970)	-	75,794
Common stock payable for new bridge loan	-	-	-	-	150,000	15	-	-	10,485	-	-	-	10,500
Common stock payable for directors’ fees	-	-	-	-	300,000	30	-	-	56,970	-	(40,374)	-	16,626
Warrants issued to CEO, 3,072,732 shares	-	-	-	-	-	-	-	-	1,131,487	(565,744)	-	-	565,743
Options issued to director, 50,000 shares	-	-	-	-	-	-	-	-	10,916	(4,548)	-	-	6,368
Exercise of 9,589,873 cashless warrants	9,113,071	911	-	-	-	-	-	-	(911)	-	-	-	-
Exercise of 2,105,000 cashless options	1,671,680	167	-	-	-	-	-	-	(167)	-	-	-	-
Amortization of prepaid compensation for the period	-	-	-	-	-	-	-	-	-	-	191,465	-	191,465
Loss for the period	-	-	-	-	-	-	-	-	-	-	-	(6,425,424)	(6,425,424)
Balance, December 31, 2006	72,213,297	$ 7,221	-	$ -	2,252,989	$ 226	63,562	$ 6	$ 53,236,022	$ (570,292)	$(335,836)	$(52,841,071)	$ (503,724)

Genesis Bioventures, Inc.

(a Development Stage Company)

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2006 and 2005

and For the Period September 19, 1994 (Inception) to December 31, 2006

	December 31,		September 19, 1994 (Inception) to December 31,
	2006	2005	2006
Cash flows from operating activities
Net (loss)	$ (5,934,687)	$ (6,002,089)	$ (52,013,599)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Depreciation and amortization	1,812,443	1,809,330	9,486,684
Share-based compensation	2,149,980	1,299,095	8,620,839
Share-based interest payments	437,892	-	437,892
Deemed discount on amortization of promissory notes	52,500	1,140,435	5,239,040
Financing fees	1,103,375	-	1,103,375
Equity in loss on investment in Biomedical Diagnostics	-	-	3,357,253
Equity in loss on investment in Biotherapies	-	-	5,437,610
Equity in loss on investment in Prion Developmental Laboratories	-	200,000	2,636,553
In process research and development	-	-	750,000
Stock appreciation rights plan	-	-	29,230
Loss (gain) on debt settlement	-	-	(642,803)
Unrealized gain related to adjustment of derivative to fair value of underlying securities	(30,530)	-	(30,530)
Decrease (increase) in assets:
Accounts and other receivables	3,733	556	(546)
Advances receivable	(246,221)	(50,277)	(278,498)
Prepaid expenses	(1,906)	-	101,961
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	60,013)	918,465	6,563,997
Net cash (used) by operating activities	(1,204,171)	(684,485)	(9,201,543)

Cash flows from investing activities
Capital expenditures on property and equipment	(1,285)	-	(147,902)
Purchase of shares and bonds of Biotherapies, Inc.	-	-	(2,643,976)
Investment in Prion Developmental Laboratories	-	-	(2,636,553)
Acquisition of Biomendical Diagnostics, LLC, net of cash acquired	-	-	(2,696,756)
Cash acquired on consolidation	-	-	8,617
Investment in Biomedical Diagnostics	-	-	(3,000,000)
Investment in I.D. Certify, Inc.	-	-	(800,160)
Increase in deferred financing costs	-	-	(379,008)
Purchase of short term investments	-	-	(441,511)
Redemption of short term investments	-	-	441,511
Deposit on future acquisitions	-	-	(50,000)
Net cash (used) by investing activities	(1,285)	-	(12,345,738)

Cash flows from financing activities
Exercise of share purchase warrants	-	-	63,000
Exercise of stock options	-	-	385,803
Issuance of promissory notes	1,465,000	328,505	9,972,933

Genesis Bioventures, Inc.

(a Development Stage Company)

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2006 and 2005

and For the Period September 19, 1994 (Inception) to December 31, 2006

Repayment of promissory notes	(144,250)	-	(895,931)

Common stock issued for cash	-	250,000	6,529,047
Common stock subscriptions	(135,000)	135,000	427,750
Preferred stock issued for cash	-	-	5,565,911
Net cash provided by financing activities	1,185,750	713,505	22,048,513

Net (decrease) increase in cash	(19,706)	29,020	501,232
Cash – beginning	30,201	1,181	-
Cash – ending	$ 10,495	$ 30,201	$ 501,232

Supplemental disclosures:
Interest paid	$ -	$ -	$ 121,553
Income taxes paid	$ -	$ -	$ -

Shares issued in lieu of compensation	$ 705,540	$ 644,792	$ 1,350,332
Shares issued in lieu of interest	$ 481,874	$ 437,892	$ 919,766
Shares issued in settlement of debt	$ 3,360,616	$ 2,097,500	$ 5,458,116

The accompanying notes are an integral part of these consolidated financial statements

Genesis Bioventures, Inc.

(a Development Stage Company)

Notes to the Financial Statements

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business:

Genesis Bioventures, Inc. was originally incorporated in the State of New York under the name of Flexx Realm, Inc. on September 19, 1994, at which time the Company was listed on the Over the Counter Bulletin Board. The Company was a shell company and did not carry on any tangible business for the most part. On November 3, 1998, the name changed to BioLabs, Inc. and the Company began to focus biomedical research in 1998. At this time the Company entered into a joint venture with Biotherapies, Inc. On November 28, 2000, the Company began doing business as Genesis Bioventures, Inc (“GBI”) and became listed on the American Stock Exchange on December 19, 2000. On October 28, 2001, the Company charter was amended to formally change the name to Genesis Bioventures, Inc. On November 30, 2001, we entered into a Purchase Agreement with Biotherapies, Inc. (“Biotherapies”), a Michigan corporation, whereby GBI acquired Biotherapies’ 50% interest in Biomedical Diagnostics, LLC, (“Biomedical Diagnostics”), a Michigan limited liability company, which at the time GBI owned the other 50% interest. Consequently, Biomedical Diagnostics became our wholly-owned subsidiary. BMD has developed a screening diagnostic for breast cancer and through its license agreements plans on developing potential screening diagnostics for the detection of ovarian and prostate cancers.

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

Basis of Presentation:

The condensed financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.

As of December 31, 2006, the Company is considered to be in the development stage as substantially all efforts are being directed towards the research and related development of medical diagnostics and the Company has not generated revenues from these principal business activities.

Genesis Bioventures, Inc.

(a Development Stage Company)

Notes to the Financial Statements

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Biomedical Diagnostics, LLC (“Diagnostics”). The statement of operations includes the accounts of Diagnostics from November 30, 2001 (date of acquisition of control) to December 31, 2006. All significant intercompany accounts and transactions have been eliminated.

The Company accounts for its investment in companies in which it has significant influence by the equity method. The Company's proportionate share of earnings (loss) as reported, net of amortization of the excess purchase price over the net assets acquired, is included in earnings and is added (deducted from) the cost of the investment. The Company records its proportionate share of losses of such investments until the carrying value of the investment is reduced to $-0-. The Company does not record losses in excess of such amounts as it has no obligations to provide additional funding. A loss in the value of the Company's equity investments is recognized when the loss in value is determined to be other than temporary based on the estimated future results of operations of the investee.

The Company accounts for its investments in which it does not have significant influence by the cost method. Under the cost method, the cost is adjusted for dividends received in excess of the Company’s pro rata share of post acquisition income, or when an “other than temporary” decline in value occurs.

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

Notes to the Financial Statements

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

Income taxes:

The Company follows the accrual method of accounting for income taxes. Under this method, current taxes are recognized for the estimated income taxes payable for the current period.

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

Genesis Bioventures, Inc.

(a Development Stage Company)

Notes to the Financial Statements

Impairment or disposal of long-lived assets:

The Company applies the provisions in FASB Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Under this standard, an impairment loss calculated as the difference between the carrying amount and the fair value of the asset, should be recognized on long-lived assets held and used only if the carrying amount of the asset is not recoverable from its undiscounted cash flows. Long-lived assets to be disposed of other than by sale are considered held and used, until they are disposed of. Long-lived assets to be disposed of by sale are measured at the lower of carrying amount or fair value less cost to sell. To the Company, long-lived assets include property and equipment and medical technology licenses.

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

Research and development:

Research and development costs are expensed as incurred.

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

Stock-based compensation:

In December 2004, the FASB issued SFAS No. 123 (revised 2004) Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company adopted SFAS No. 123 (R) during the fourth quarter of 2005. Stock authorized for services and compensation totaled $705,540 and $333,382 for the years ended December 31, 2006 and 2005, respectively.

Genesis Bioventures, Inc.

(a Development Stage Company)

Notes to the Financial Statements

Recent accounting pronouncements:

In July 2006, the FASB published FASB Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes”, to address the non-comparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards (“SFAS” No. 109, Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise's financial statements. FIN 48 will apply to fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material effect on the Company’s financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No, 157 will be effective for the Company beginning January 1, 2008. Management is currently evaluating the effects SFAS No. 157 will have on the Company’s financial condition and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), to provide guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Under SAB 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years existing in the current year's ending balance sheet. SAB 108 will become effective for the Company in its fiscal year ending June 30, 2007. The Company is currently evaluating the impact of the provisions of SAB 108 on its financial statements.

In September 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plan”, an amendment of FASB Statement No. 87, 88, 106, and 132 (R). SFAS No. 158 requires companies to recognize the over-funded or under-funded status of their defined benefit postretirement plans as an asset or liability and to recognize changes in that fund status in the year in which the change occur through comprehensive income. The Company has adopted SFAS No. 158 on December 31, 2006. The adoption of SFAS No. 158 does not have a material effect on the Company's financial condition or results of operations.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact that FAS 159 will have on our financial statements.

Genesis Bioventures, Inc.

(a Development Stage Company)

Notes to the Financial Statements

Reclassifications:

Certain comparative figures have been reclassified to conform to the basis of presentation adopted for the current year.

Note 2 – Going Concern

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

The Company’s future operations are dependent upon the Company’s ability to remain compliant with its medical technology license agreement with the University of Michigan, obtain third party financing in the form of debt and equity, and ultimately to generate future profitable operations or income from its investments. Furthermore, the Company’s equity investments may require additional funding from the Company to continue research and development and other operating activities. As of December 31, 2006, the Company is considered to be in the development stage as the Company has not commenced planned operations, or begun to generate revenues. The Company’s ability to continue as a going concern is in doubt because it has not generated revenues, and has experienced negative cash flow from operations and is not in compliance with the repayment terms of certain promissory note obligations. The Company had a working capital deficiency of $4,010,599 at December 31, 2006. The Company does not have sufficient working capital to sustain operations until the end of the year and is in immediate need of cash financing. The Company is currently looking to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms. If the Company is unable to obtain required financing, it may have to reduce or cease operations or liquidate certain assets.

Note 3 – Acquisitions

Biomedical Diagnostics LLC:

On November 30, 2001, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with Biotherapies, Incorporated, a Michigan corporation (“Biotherapies”), pursuant to which the Company acquired Biotherapies’ 50% interest in Biomedical Diagnostics LLC (the “LLC” or “Diagnostics”), a Michigan limited liability company. Diagnostics’ principal operations include a diagnostic technology platform for application in the detection of various diseases including breast, ovarian and prostate cancers.

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

Under the terms of the Amendment to the Purchase Agreement, the Company agreed to pay Biotherapies a penalty of $500 per day for each day after May 30, 2002 that the $1,500,000 remains outstanding, provided that after August 31, 2002, Biotherapies agreed to accept the following common shares in lieu of the penalty:

(i)           if the $1,500,000 has not been paid by September 1, 2002, then the Company was to transfer 164,864 common shares of Biotherapies capital stock to Biotherapies as of September 1, 2002; and

(ii)          if the $1,500,000 had not been paid by October 1, 2002, then the Company would transfer an additional 329,727 common shares of Biotherapies capital stock to Biotherapies as of October 1, 2002; and

(iii)        if the $1,500,000 had not been paid by November 1, 2002, then the Company would transfer an additional 329,728 common shares of Biotherapies capital stock to Biotherapies as of November 1, 2002; and

(iv)         if the additional funds had not been paid by December 1, 2002, then the Company would transfer an additional 601,094 common shares of Biotherapies capital stock to Biotherapies as of December 1, 2002 and any further obligations of the Company to pay Biotherapies the $1,500,000 shall be deemed satisfied as of December 1, 2002.

As of December 31, 2006, the Company had not paid the $1,500,000 and had transferred the shares referred to in (i), (ii), (iii) and (iv) above to Biotherapies (Note 6(b)), resulting in a gain on settlement of debt.

All other terms and conditions of the Purchase Agreement remain in full force and effect.

Genesis Bioventures, Inc.

(a Development Stage Company)

Notes to the Financial Statements

Concurrently with the execution of the Purchase Agreement, the Company and Biotherapies entered into numerous other agreements, including a certain Mammastatin Sublicense Agreement (“MSA”) and a certain P&O Technology License Agreement. Pursuant to the Sublicense Agreement, Biotherapies granted to the Company rights to make, use and sell certain proteins and antibodies, and tests to develop or sell additional antibodies and/or diagnostic assays for the diagnosis of breast, prostate and/or ovarian cancers. Under the agreement, the Company is required to pay Biotherapies a royalty of between ten percent (10%) and twenty percent (20%) of net sales generated, depending on the level of net sales in a given year. Through December 31, 2001, the Company had pre-paid royalty payments pursuant to the Mammastatin Sublicense Agreement totalling $100,000 which were written down to $-0- in 2002 as a result of the termination of the license described below.

Biotherapies had the right to terminate the MSA if the Company failed to (i) meet its commitment to fund operating costs of the LLC of at least $1,000,000 in support of product development of the mammastatin, prostate and ovarian technologies on or before November 30, 2002; (ii) make any royalty payments due to Biotherapies; or (iii) achieve gross sales of the licensed technology of $7,500,000 within twenty four (24) months of the signing of the Purchase Agreement and $20,000,000 within 36 months of the signing of the Purchase Agreement. The Company could cure the gross sales default by satisfying the royalty obligations that would have accrued had the target gross sales been met. Biotherapies had the right to terminate the P&O Technology License Agreement if the Company failed to meet its commitment to fund operating costs of the LLC of at least $1,000,000 or failed to make any required royalty payments due to Biotherapies.

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

On May 14, 2003, the Company signed a license agreement with the University of Michigan for the exclusive rights to the Mammastatin technology. The terms of the agreement were amended to require the licensee to issue fees of $150,000 due on or before February 29, 2004. The full amount of license issue fees was paid in March 2004. Other requirements include royalty fees of 3% - 5% of net sale revenues generated and 20% of revenue not based on net sales, annual license maintenance fees of $25,000 to $100,000, and milestone payments on meeting certain significant development targets. Failure of the Company to meet any payment, including any extension provided within the agreement, allows the University to terminate the agreement. If the agreement is ultimately terminated and the Company’s access to the mammastatin technology is not re-established, the Company will likely be required to recognize an impairment in the value of its medical technology licenses which totals $3,465,320 at December 31, 2006.

The Diagnostics acquisition was recorded by the purchase method with the results of Diagnostics consolidated with the Company from the date of acquisition on November 30, 2001. Prior to this acquisition, the Company accounted for its investment in Diagnostics using the equity method.

Genesis Bioventures, Inc.

(a Development Stage Company)

Notes to the Financial Statements

The total purchase price and advances of $8,840,408 were allocated to the net assets acquired based upon their relative fair values as follows:

Fair value of assets acquired:
Medical technology licenses	$8,321,364
In-process research and development	750,000
Other current assets	8,617
Other assets	66,629
Prepaid royalty costs	100,000
Stock appreciation rights plan liabilities assumed	(301,418)
Other current liabilities ass	(104,784)

Total	$8,840,408

Consideration:
Cash	$2,340,000
Common shares	4,719,936
Loan payable ($1,500,000 less discount)	1,415,100
Expenses of acquisition	365,372

Total	$8,840,408

The allocation of the cost of the Company’s acquisition to medical technology licenses of $8,321,364 reflects the estimated value of completed screening technology for the diagnosis of breast cancer and its potential application to ovarian and prostate cancer screening tests, which is being amortized over the estimated period of benefit of seven years. The value assigned to in-process research and development of $750,000 was expensed at the date of acquisition and represents the estimated fair value of research in-progress at the acquisition date related to a new detection process and research and development related to a serum and screening diagnostic for ovarian and prostate cancers. The estimated fair value of these projects was determined by management using a discounted cash flow model, using discount rates reflecting the stage of completion and the risks affecting the successful development and commercialization of the processes and diagnostic tests that were valued.

Note 4 – Commitment and Contingencies

The Company has no pending litigation currently and management is not aware of any threatened litigations. Certain claims had been settled in 2005. On July 7, 2005, pursuant to a letter agreement dated November 4, 2004, the Company paid to the former president $175,000 in a lump sum which, together with the previously transferred 400,000 registered common shares, provided full settlement of all claims relating to a Statement of Claim filed in the Supreme Court

Genesis Bioventures, Inc.

(a Development Stage Company)

Notes to the Financial Statements

of British Columbia on December 18, 2001 against the Company, two directors and their related management company. The two directors provided the 400,000 common shares out of their personal holdings and were subsequently reimbursed through the issue of convertible promissory notes in the amount of $66,000 each and Greg McCartney received an additional convertible promissory note for $22,000 as compensation for his personal guarantee of the obligation.

The Company leases facilities in California and Michigan under month to month operating lease agreements. Rent expense was $51,121 and $54,705 for the years ended December 31, 2006 and 2005, respectively.

Note 5 – Property and Equipment

Property and equipment consists of the following:

	December 31,
	2006	2005
Furniture and fixtures	$ 1,285	$ 3,893
Machinery and equipment	-	5,394
Office equipment	-	61,602
Computer hardware / software	-	86,043
Website development costs	-	189,171
Leasehold improvements	-	54,629
	1,285	400,732

Accumulated depreciation	(57)	(396,335)
Total fixed assets	$ 1,228	$ 4,397

All fully depreciated assets were disposed of during 2006 as any salvage value would have been eclipsed by the transportation costs related to moving the Company’s offices from Canada to California. No gain or loss was recorded. Depreciation expense was $4,454 and $1,342 for the years ended December 31, 2006 and 2005, respectively.

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

Genesis Bioventures, Inc.

(a Development Stage Company)

Notes to the Financial Statements

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

On November 30, 2001, the Company acquired the remaining 50% interest in Biomedical Diagnostics, LLC from Biotherapies, Inc. and commenced the consolidation of the operations of Biomedical Diagnostics, LLC with those of the Company. The carrying value of the Company's original 50% equity investment in Biomedical Diagnostics, LLC at November 30, 2001 of $4,003,607 was allocated to remaining net assets as follows:

Medical technology licenses	$ 4,334,563
Other current assets	8,617
Other assets	66,629
Stock appreciation rights plan liabilities assumed	(301,418)
Other current liabilities assumed	(104,784)
$ 4,003,607

(b)	Investment in Biotherapies, Inc.

	December 31,
	2006	2005

Investment in Biotherapies, Inc.	$ 5,437,611	$ 5,437,611
Equity in losses and write-down	(5,437,611)	(5,437,611)
	$ -	$ -

	Ownership percentage	2006	2005

Biotherapies, Inc. (b)	(2006 and 2005 – 8.96%)	$ -	$ -

Pursuant to the May 30, 2002 amendment to the Purchase Agreement, the Company transferred to Biotherapies, Inc. 1,425,413 common shares of the 2,166,300 common shares of Biotherapies, Inc. originally acquired, resulting in a reduction of the Company's ownership interest to 8.96% as at December 31, 2002. As a result, the Company has begun accounting for the investment under the cost method. In addition, during the year ended December 31, 2002, the Company determined that an other than temporary decline in value occurred and reduced the carrying value of its investment in Biotherapies, Inc. to $-0-.

(c)	Investment in Prion Developmental Laboratories, Inc.

Genesis Bioventures, Inc.

(a Development Stage Company)

Notes to the Financial Statements

December 31,
	2006	2005

Investment in Prion Developmental Laboratories, Inc.	$ 2,636,533	$ 2,636,553
Equity in losses and write-down	(2,636,553)	(2,636,553)
	$ -	$ -

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

The Company accounts for its investment in PDL by the equity method from September 8, 2000, the date of initial investment acquisition. At December 31, 2006 carrying value of the investment was $-0-.

On March 30, 2006 the Company advanced PDL $275,084 at a rate of 10% per annum due on March 31, 2007. The Company has recorded interest receivable of $21,414 as of December 31, 2006.

Note 7 – Medical Technology Licenses

	December 31,
	2006	2005

Medical technology licenses	$ 12,655,926	$ 12,655,926
Accumulated amortization	(9,190,606)	(7,382,618)
	$ 3,465,320	$ 5,273,308

Pursuant to the acquisition of Biomedical Diagnostics, LLC, the Company acquired a license to utilize certain diagnostic technology for use in detecting various diseases including breast, ovarian and prostate cancers. Aggregate amortization expense for the years ended December 31, 2006 and 2005 is $1,807,988 and $1,807,988, respectively. Estimated annual amortization expense through 2007 is $1,807,988 per year.

The Company’s interest in the medical technology license with the University of Michigan was indirectly held through Biotherapies, Inc. as of December 31, 2002. Subsequent to December 31, 2002, the University of Michigan directly granted license rights to the Company and the indirect license arrangement with Biotherapies, Inc. was terminated.

Genesis Bioventures, Inc.

(a Development Stage Company)

Notes to the Financial Statements

Note 8 – Promissory Notes Payable

	December 31,
	2006	2005

Shareholder and directors (a)	$ 411,239	$ 700,000
Payable to private investors:
Issued:
2001 (b)	143,647	143,647
2002 (c)	70,000	70,000
2004 (d)	917,500	2,315,000
2005 (e)	108,000	358,000
2006 (f)	1,000,000	-
2006 (g)	150,000	-
2006 (h)	150,000	-
Less: Unamortized discount relating to warrants and beneficial conversion feature	(-0-)	(52,500)
	$ 2,950,386	$ 3,534,147

(a)          On July 3 and October 3, 2001, the Company borrowed $500,000 and $100,000, respectively, from a private investor and major shareholder. Interest accrues on the loan at a rate of 10% per annum, compounded semi-annually and is secured by a promissory note. On October 30, 2001, a further $100,000 was advanced to the Company. The promissory note bears interest at 1% per month. As consideration for the loans, the Company issued 33,776 common share purchase warrants with an exercise price of $3.00 expiring October 1, 2003 and a warrant to acquire up to 250,000 common shares of the Company at $3.00 per share expiring May 30, 2003. The notes are due and payable on the earlier of ninety (90) days from the date funds are advanced or ten (10) days after the completion of a financing of not less than $5,000,000. The fair value of the warrants of $467,158 has been recorded as a discount to the promissory notes and has been amortized over the estimated period to maturity of the loans. As of December 31, 2006 and 2005, the remaining principal balance was $0.

On March 22, 2006 the note holder elected to convert $700,000 in principal and $343,864 in interest to 5,219,320 shares of the Company’s $.0001 par value common stock at $.20 per share. At December 31, 2006 the obligation has been fulfilled.

On March 31, 2006, the Company established promissory notes in the amount of $165,000 from three former officers of the company for unpaid compensation previously recorded as accrued expenses. Interest accrues on the loan at a rate of 6% per annum and matured on June 30, 2006. The company made principal payments totaling $27,000. The remaining loan balance at December 31, 2006 is $138,000. The notes are currently in default and accruing interest at a default rate of 10%.

Genesis Bioventures, Inc.

(a Development Stage Company)

Notes to the Financial Statements

On March 31, 2006, the Company entered into “Termination and Convertible Promissory” notes with three former officers and one former employee of the Company (“Convertible notes payable, related party”), whereby the Company has agreed to provide severance in the total amount of $24,000 per month for a period of 12 months. The severance shall accrue monthly in the form of a note bearing interest at a rate of 6% per annum and maturing on April 1, 2007. Each note is convertible in shares of the Company’s common stock based on the current quoted market rate at the time of conversion. At December 31, 2006 the Company had an accrued balance of $112,300, and a related derivative liability in the amount of $155,676.

The transaction, to the extent that it is to be satisfied with common stock of the Company would normally be included as equity obligations. However, in the instant case, due to the indeterminate number of shares which might be issued under the embedded convertible host debt conversion feature, the Company is required to record a liability relating to the embedded convertible feature of the note payable (included in the liabilities as a “derivative liability”.

The accompanying financial statements comply with current requirements relating to warrants and embedded warrants as described in FAS 133, EITF 98-5 and 00-27, and APB 14 as follows:

•

Subsequent to the initial recording, the increase in the fair value, determined under the Black-Scholes option pricing formula and the increase in the intrinsic value of the embedded derivative in the conversion feature of the convertible debentures are accrued as adjustments to the liabilities at December 31, 2006.

•

The expense relating to the increase in the fair value of the Company’s stock reflected in the change in the fair value of the derivatives (noted above) is included as an other comprehensive income item in the form of an unrealized interest expense arising from convertible financing on the Company’s balance sheet.

•	Accreted principal of $155,676 as of December 31, 2006.

The following table summarizes the various components of the convertible debentures as of December 31, 2006:

Convertible debentures:	$112,300
Derivative liability	155,676
267,976

Adjustment of derivative and warrant liability to fair value	30,530
Accretion of principal related to convertible debenture	(10,506)
Total convertible debentures:	$288,000

The Company has accrued advances for operating expenses from a former officer of its wholly-owned subsidiary totaling $33,239 as of December 31, 2006. The advances are non-interest bearing and due on demand.

Genesis Bioventures, Inc.

(a Development Stage Company)

Notes to the Financial Statements

(b)          During August through October 2001, the Company raised $143,647 through the issuance of promissory notes to third parties. The notes bear interest from 5% per month to 10% per annum, are unsecured and mature ninety (90) to one hundred fifty (150) days after funds are advanced. Warrants to acquire 35,000 common shares were issued as consideration for the loans. The fair value of the warrants of $31,580 has been recorded as a discount to the promissory notes and is being amortized over the term of the notes to interest expense. During the year ended December 31, 2003, the Company issued 25,900 share purchase warrants exercisable at $0.75 per share to extend maturity date to August 31, 2005. The fair value of the warrants of $10,164 has been recorded as interest expense. As of December 31, 2006, the remaining loan balance is $143,647.

(c)          The Company is in arrears on two of its 2001 and 2002 promissory notes in the amounts of $20,000 and $50,000, respectively. The original terms required full payment in 60 and 90 days respectively and bore interest rates of 5% and 12%. Each lender has demanded payment of the unpaid principal and accrued interest. As of December 31, the Company has not made payment and is currently in default on each note.

(d)      On March 12 and 19, 2004, the Company completed a private placement for gross proceeds of $2,315,000 on the sale of certain securities (the “Bridge Securities”). The Bridge Securities sold are:

(i)           convertible notes carrying interest at the rate of 10% per annum due in thirteen months from issuance, and

(ii)          Five-year warrants purchasing additional common shares of the Company’s stock. Each note is accompanied by warrants to purchase an additional five hundred shares for each $1,000 of face amount of notes purchased. The convertible notes are repayable at the earlier of:

(a)          Within ten business days following the closing of the merger-related Take-Out Financing, or

(b)          Maturity, at 110% of the principal amount plus accrued interest increasing to 115% of the principal amount if a registration statement is not yet effective, the interest on the convertible notes is payable in cash or common shares of the Company at the option of the Company. On March 9, 2005, the Company requested the note holders of the March 2004 private placement to convert, or defer their notes for one year as a condition to a pending financing whereby a minimum of 80% of the notes were required to be converted or deferred. On April 19, 2005, an additional proposal was sent to the note holders offering a reduced conversion and warrant price as well as a 25% return of these original investments. Those exercise prices are subject to adjustment in connection with shares and warrants issued during a senior financing, as well as in the event of stock splits, stock dividends or similar events.

Genesis Bioventures, Inc.

(a Development Stage Company)

Notes to the Financial Statements

On June 15, 2006, the note holders elected to convert $1,397,500 in principal and $88,742 in interest to 7,325,950 shares of the Company’s $.0001 par value common stock. The principal balance was converted at $0.20 per share and interest at $0.26 per share. Additionally, the Company issued 1,397,500 shares of its common stock valued at $0.25 per share to all note holders who elected to convert. At December 31, 2006 the Company recorded financing expense totaling $349,375. The remaining principal balance at December 31, 2006 is $917,500.

(e)          During 2005, the Company raised a further $358,000 through the issuance of promissory notes. The notes bear interest from 10% to 18% per annum, are unsecured and mature ninety (90) to two hundred seventy (270) days after funds are advanced. Warrants to acquire 187,500 common shares were issued as consideration for certain of these loans. The warrants are exercisable at $0.20 per common share. The fair value of the warrants of $12,056 has been recorded as a discount to the promissory notes and has been fully amortized to interest expense for the period to December 31, 2006. The carrying value of promissory notes of $70,000 at the time of issuance was determined by discounting the future stream of interest and principal payments at the prevailing market rate for a similar liability that does not have an associated equity component. The balance of $105,000 was allocated to the conversion option included in shareholders’ equity. The discount on the face value of the convertible note is being accrued over the term of the debt. On March 15, 2006, the Company repaid $75,000 of principal, and interest totaling $5,600. And, on October 11, 2006, the $175,000 of principal, and $20,137 of interest was converted by the note holder into 1,951,379 shares of common stock. As of December 31, 2006, the remaining principal balance was $108,000.

(f)           During 2006, the Company entered into an agreement to issue Bridge Notes in the principal amount of $1,000,000 bearing interest at 12% per annum payable 90 days after the issuance date. The Company has raised a total of $1,000,000. Pursuant to the note agreement, each investor in the Notes shall receive the number of shares of common stock of the Company equal to 2½ times the principal amount of the Note purchased. On June 15, 2006, the Company issued 2,500,000 shares of its par value common stock to the Bridge note holders. The Company recorded financing expenses totaling $650,000, the fair value of the underlying shares. As of December 31, 2006, the notes are in default and accruing a default rate of interest in the amount of 18% per annum.

(g)          On July 8, 2006, the Company entered into two unsecured promissory notes totaling $150,000, bearing interest at a rate of 10% per annum with the entire principal balance due upon completion of financing. Per the agreement, the Company issued a total of 300,000 shares of the Company’s par value common stock as a financing fee in the amount of $60,000 at December 31, 2006.

(h)          On October 17, 2006, the Company entered into an unsecured promissory note totaling $150,000, bearing interest at a rate of 10% per annum with the entire principal balance due upon completion of financing. Per the agreement, the Company issued a total of 450,000 shares of the Company’s par value common stock as a financing fee in the amount of $63,000 at December 31, 2006.

Genesis Bioventures, Inc.

(a Development Stage Company)

Notes to the Financial Statements

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

On March 30, 2006, the Company authorized the issuance of 100,000 shares of its $0.0001 par value common stock as a loan extension fee. The Company recorded a financing expense in the amount of $41,000, the fair value of the underlying shares. The shares were subsequently issued on October 11, 2006.

On April 3, 2006, the Company authorized the issuance of 1,229,092 shares of its $0.0001 par value common stock. The fair value of the shares issues was $454,764, and is being amortized over the term of the agreement. As of December 31, 2006, the shares remained un-issued. During the year ended December 31, 2006, the Company amortized $227,342 of the prepaid compensation and recorded it as consulting expense. The unamortized balance of $227,422 was outstanding at December 31, 2006 and will be amortized over the remaining nine months of the agreement.

On April 5, 2006, the Company issued 100,000 shares of its $0.0001 par value common stock to an individual pursuant to a consulting agreement. The Company recorded a consulting expense in the amount of $30,000, the fair value of the underlying shares on the date of grant.

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

On May 25, 2006, the Company authorized the issuance of 100,000 shares of its $0.0001 par value common stock to each of three directors. The fair value of the 300,000 shares issued was $57,000, and is being amortized over the two year term of their services. As of December 31, 2006, the shares remained un-issued. During the year ended December 31, 2006, the Company amortized $16,626 of the prepaid compensation and recorded it as directors' fees

Genesis Bioventures, Inc.

(a Development Stage Company)

Notes to the Financial Statements

expense. The unamortized balance of $40,374 was outstanding at December 31, 2006 and will be amortized over the remaining sixteen months of the agreement.

On June 9, 2006, the Company authorized the issuance of 150,000 shares of its $0.0001 par value common stock pursuant it’s “Bio Design Rights Transfer Agreement” with Bio Business Development Company, (“BBDC”). The Company recorded an intangible asset in the amount of $36,000, the fair value of the underlying shares. The shares were subsequently issued on October 11, 2006.

On June 12, 2006, the Company authorized the issuance of 245,058 shares of its common stock for payment of legal services valued at $61,275. The shares were subsequently issued on July 25, 2006.

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

On June 15, the Company authorized the issuance of 300,000 shares of its $0.0001 par value common stock valued at $78,000 in exchange for various consulting services. The shares were subsequently issued on September 29, 2006.

On July 8, the Company authorized the issuance of 300,000 shares of its $0.001 par value common stock pursuant to promissory notes totaling $150,000. The Company recorded prepaid interest totaling $60,000, the fair value of the underlying shares. The shares were subsequently issued on October 11, 2006.

On August 7, 2006, the Company authorized the issuance of 200,000 shares of its $0.0001 par value common stock pursuant to a consulting agreement with an officer of the Company as a signing bonus. The Company recorded compensation expense in the amount of $36,000. The shares were subsequently issued on October 11, 2006.

On September 5, 2006, the Company authorized the issuance of 100,000 shares of its $0.0001 par value common stock pursuant to a one year consulting agreement. The Company recorded

Genesis Bioventures, Inc.

(a Development Stage Company)

Notes to the Financial Statements

prepaid compensation of $21,000 to be amortized over the life of the agreement. During 2006, the Company amortized $7,000 as consulting expense and $14,000 remained unamortized. The shares were subsequently issued on October 11, 2006.

During September 2006, the Company entered into four one year consulting agreement whereby authorizing the issuance of 400,000 shares of its $0.0001 par value common stock. The Company recorded prepaid compensation in the amount of $128,000 to be amortized over the remaining life of the agreements. As of December 31, 2006, the Company amortized $102,000 to consulting expense and $26,000 remained unamortized. The shares were subsequently issued on October 11, 2006.

On September 30, 2006 the Company authorized the additional issuance of 50,000 shares of its $0.0001 par value common stock for additional service provided by an officer. The Company recorded compensation expense in the amount of $8,000, the fair value of the underlying shares. The shares were subsequently issued on October 11, 2006.

On October 11, 2006, a note holder elected to convert the entire principal balance of his note totaling $175,000 and all accrued interest in the amount of $20,137 into 1,951,379 shares of the Company’s par value common stock.

On October 19, 2006, the Company authorized the issuance of 300,000 shares of its $0.0001 par value common stock in exchange for consulting services received in connection with its financing activities. The Company record consulting expense in the amount of $21,000, the fair value of the underlying shares. The 150,000 shares were subsequently issued on October 11, 2006 and another 150,000 shares remain un-issued at December 31, 2006.

On October 24, 2006, the Company authorized 100,000 shares of its $0.0001 par value common stock valued at $16,000 in exchange for various consulting services. The shares were subsequently issued on December 8, 2006.

On October 24, 2006, the Company authorized 416,666 shares of its $0.0001 par value common stock valued at $50,000 in exchange for various legal services. The shares were subsequently issued on December 8, 2006.

On December 08, 2006, the Company issued 450,000 shares of its $0.0001 par value common stock as a loan origination fee. The Company recorded a financing expense in the amount of $63,000, the fair value of the underlying shares.

On December 21, 2006, the Company authorized the issuance of 438,897 shares of its $0.0001 par value common stock in exchange for various legal services. The Company recorded legal and professional fees expense in the amount of $15,850, the fair value of the underlying shares related to the services performed in 2006, and a prepaid expense in the amount of $28,040 for the fair value of the retainer related to services yet to be performed as of December 31, 2006. As of December 31, 2006, the shares remained un-issued.

Genesis Bioventures, Inc.

(a Development Stage Company)

Notes to the Financial Statements

On December 21, 2006, the Company authorized the issuance of 135,000 shares of its $0.0001 par value common stock in exchange for accounting services. The Company recorded legal and professional fees expense in the amount of $13,500, the fair value of the underlying shares related to the services. As of December 31, 2006, the shares remained un-issued.

There have been a total of 1,952,989 shares authorized for services, as included in the preceding disclosures that remain un-issued as of December 31, 2006.

Preferred Stock:

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

There have been no other issuances, authorized as of December 31, 2006.

Note 10 – Common stock options and warrants

Common stock options and stock-based compensation:

On July 31, 1998 the Company adopted a stock option plan, “Year 1998 Stock Option Plan”. The plan authorized 650,000 shares as available to be granted as options, and was subsequently increased to a total of 930,000 on September 28, 1999. At December 31, 2006 the Company had 65,000 shares available for issuance under this plan.

During fiscal year 2000, the Company adopted another stock option plan, “Year 2000 Stock Option Plan”, which authorized 500,000 shares. The Company also adopted another stock option plan in fiscal year 2001, “Year 2001 Stock Option Plan” that authorized the issuance of 2,000,000 stock options to officers, directors, employees and consultants to acquire shares of the Company's common stock. At December 31, 2006 the Company did not have any shares available for issuance under this plan.

Genesis Bioventures, Inc.

(a Development Stage Company)

Notes to the Financial Statements

The Board of Directors determines the terms of the options granted, including the number of options granted, the exercise price and the vesting schedule. The exercise price for the stock options shall not be less than the fair market value of the underlying stock at the date of grant, and have terms no longer than ten (10) years from the date of grant.

On April 7, 2003, the Company re-priced all stock options issued to officers, directors and employees to be exercisable at the then fair value of the Company a common stock of $0.48 per share. The Company is required to account for the re-pricing of stock options using variable accounting from the date of modification. Any increase in the intrinsic value of the re-priced options will decrease reported earnings, and any subsequent decrease in intrinsic value will increase reported earnings, except that the intrinsic value can never be less than zero. There is a potential for a variable non-cash charge in each reporting period until all of the Company's re-priced stock options are exercised, forfeited or expire. During the year ended December 31, 2005, a compensation expense recovery of $NIL (2004 - $335,700 compensation expense) under variable accounting has been recorded in salaries and benefits.

On May 10, 2006 the Company granted 50,000 common stock options, exercisable at $0.10 per share, with an expiration date of May 10, 2011 to a director as compensation for his services. The fair value of these options was determined to be $10,916, and is being amortized over the terms of his services, which is twelve months. Amortization expense of $6,368 was recorded as compensation expense, and $4,548 remained unamortized as of December 31, 2006.

On July 7, 2006, the Board of Directors adopted an S-8 stock plan, "2006 Consultant Stock Plan", in which common stock may be granted to employees, officers, directors, consultants, and other service providers. The plan authorized 3,000,000 shares, and as of December 31, 2006, the Company still had 1,188,236 shares available for issuance under this plan.

The following is a summary of information regarding the Stock Options outstanding at December 31, 2006.

Shares Underlying
Shares Underlying Options Outstanding				Options Exercisable

Weighted
	Shares	Average	Weighted	Shares	Weighted
	Underlying	Remaining	Average	Underlying	Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$0.10 - 1.67	1,043,903	3.51 years	$0.19	1,043,903	$0.19

The fair value of each option and warrant grant are estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for

Genesis Bioventures, Inc.

(a Development Stage Company)

Notes to the Financial Statements

grants under the fixed option plan:

	2006	2005

Average risk-free interest rates	5.06%	5.25%
Average expected life (in years)	5	3.8
Volatility	223%	207%

The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. During 2006 and 2005, there were no options granted with an exercise price below the fair value of the underlying stock at the grant date.

The weighted average fair value of options granted with exercise prices at the current fair value of the underlying stock during 2006 was approximately $0.19 per option, and during 2005 was approximately $0.18 per option.

The following is a summary of the Company’s outstanding stock options since inception:

		Weighted
		Average
	Number	Exercise
	Of Shares	Price

Options outstanding at December 31, 1997:	-0-	$-0-
Options granted	430,000	0.46

Options outstanding at December 31, 1998:	430,000	0.46
Options granted	415,000	4.41

Options outstanding at December 31, 1999:	845,000	2.44
Options granted	120,000	4.72
Options exercised	(68,500)	(2.83)

Options outstanding at December 31, 2000:	896,500	2.51
Options granted	1,496,500	0.57
Options exercised	(196,500)	(1.09)
Options cancelled	(411,500)	(3.12)

Genesis Bioventures, Inc.

(a Development Stage Company)

Notes to the Financial Statements

Options outstanding at December 31, 2001:	1,785,000	1.74
Options granted	470,000	1.00
Options exercised	(36,097)	1.06
Options cancelled	(46,227)	1.00

Options outstanding at December 31, 2002:	2,172,676	1.53
Options cancelled	(82,676)	(1.59)
Original amended award terms	(1,700,000)	(1.52)
Amended proposed awards	1,700,000	0.48

Options outstanding at December 31, 2003:	2,090,000	1.74
Options granted	1,268,903	0.39

Options outstanding at December 31, 2004:	3,358,903	0.55
Options granted	50,000	0.10
Options Cancelled	(210,000)	(0.92)
Original amended award terms	(2,988,903)	(0.45)
Amended proposed awards	2,988,903	0.10

Options outstanding at December 31, 2005:	3,198,903	0.13
Options expired	(100,000)	(1.67)
Options granted	50,000	0.10
Options exercised	(2,105,000)	(0.10)

Balance, December 31, 2006	1,043,903	0.19

Exercisable, December 31, 2006	1,043,903	$0.19

Common stock warrants:

During 2003, the Company issued 956,251 share purchase warrants in connection with common stock private placements to purchase additional common shares at an exercise price of $1.50 per common share. In addition, the Company issued 80,900 share purchase warrants with exercise prices of $0.50 to $1.00 per common share to promissory note holders to extend the maturity date of the notes. The fair value of the warrants of $36,482 was recorded as interest expense. Another 250,000 share purchase warrants were issued to settle a legal claim, and are exercisable at a price of $0.50 per common share. The fair value of these warrants of $101,250 was recorded as investor relations expense. 4,771 share purchase warrants were issued for services with an exercise price of $1.65 per common share.

During 2004, the Company issued 1,157,500 common share purchase warrants in connection with the issuance of thirteen month convertible promissory notes. Each warrant entitles the holder to purchase additional common shares at an exercise price of $0.20 per share. In addition,

Genesis Bioventures, Inc.

(a Development Stage Company)

Notes to the Financial Statements

the Company issued to the placement agent 676,886 common share purchase warrants with an exercise price of $0.69 per share. The fair value of the warrants of $397,338 was recorded as interest expense.

Pursuant to a Director’s Resolution dated August 25, 2004, the Company extended the expiration date of all warrants issued between October 1, 2001 and January 31, 2004 by three additional years.

During 2004, the Company issued 375,000 common share purchase warrants in connection with common stock private placements to purchase additional common shares at an exercise price of $0.30 per common share.

During 2005, the Company issued 12,066,940 common share purchase warrants to directors, officers and employees of the Company to purchase additional common shares at exercise prices of $0.01 to $0.20 per common share, expiring between March and December, 2015. These warrants were issued for the forgiveness of salaries payable, which was accrued for several years and totaled $1,485,333. The fair value of these warrants was valued at $1,259,362, and was recorded as management and consulting fees expense and the offsetting entries for both the warrants and expensed salaries was credited to the “Consolidated Statement of Stockholders’ Equity” resulting in no impact to the current period loss. Also, 638,840 share purchase warrants were issued for services and are exercisable at prices between $0.10 and $0.20 per common share, expiring October 2010. The fair value of these warrants was valued at $35,663, and was recorded as management and consulting fees. Also during 2005, another 283,000 share purchase warrants exercisable at $0.20 per share, and expiring October 2008, were issued to replace 250,000 warrants issued in 2003 in order to settle a legal claim against the Company. The fair value of these warrants was $14,522, and was recorded as investor relations expense.

On April 3, 2006 the Company granted 3,072,732 share purchase warrants, exercisable at $0.10 per share, with an expiration date of April 3, 2011 to the current CEO as part of his employment agreement. The fair value of these warrants was determined to be $1,131,487, and is being amortized over the life of the employment agreement which is eighteen months. Amortization expense of $565,743 was recorded as compensation expense during the year ended December 31, 2006, and $565,744 remains unamortized.

The following is a summary of information regarding the Stock Warrants outstanding at December 31, 2006. Each share purchase warrant was issued to purchase one share of the Company’s common stock.

Shares Underlying
Shares Underlying Warrants Outstanding			Warrants Exercisable

Weighted
Shares	Average	Weighted	Shares	Weighted
Underlying	Remaining	Average	Underlying	Average

Genesis Bioventures, Inc.

(a Development Stage Company)

Notes to the Financial Statements

Range of	Warrants	Contractual	Exercise	Warrants	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$0.01 - 2.50	11,804,298	4.25 years	$0.58	11,804,298	$0.58

The weighted average fair value of warrants granted with exercise prices at the current fair value of the underlying stock during 2006 was approximately $0.58 per warrant, and during 2005 was approximately $0.35 per option.

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

Note 11 – Related party transactions

Included in the consolidated balance sheets are the following amounts due to directors and officers, and/or companies controlled by directors and officers of the Company. The balances include amounts due to ex-officers and directors that were replaced during the year, as well as the current officers and directors.

	Years ended December 31,
	2006	2005

Accounts payable and accrued liabilities	$227,048	$410,051

Promissory notes, See Note 9(a)	$411,239	$700,000

Note 12 – Deferred Taxes

Genesis Bioventures, Inc.

(a Development Stage Company)

Notes to the Financial Statements

	Years ended December 31,
	2006	2005
Deferred tax assets:
Property and equipment	$-	$8,880
Research and development credits and costs	-	830,835
Current liabilities	638,287	-
Medical technology licenses	1,514,118	266,150
Equity investments	2,646,551	2,646,551
Operating loss carry forwards	7,400,000	6,386,018
Total deferred tax assets
before valuation allowance	12,198,956	10,138,434
Valuation allowance	(12,198,956)	(10,138,434)

Net deferred tax asset after valuation allowance	$-	$-

In assessing its deferred tax assets and liabilities, the Company considers whether it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The realization of deferred tax assets depends upon the generation of future taxable income in the loss carry-forward period. As of December 31, 2006, the Company does not believe it meets the criteria to recognize the deferred tax assets and has provided a full valuation allowance. It is reasonably possible these estimates could change due to future income and the timing and manner of the reversal of deferred tax liabilities. Due to its losses, the Company has no income tax expense.

The Company has operating loss carry forwards for income tax purposes at December 31, 2006 of approximately $21,150,000. Operating losses begin to expire in fiscal year 2019.

A reconciliation between the income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	As of December 31,
	2006	2005
Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35%)	(35%)

Note 13 – Financial instruments

Fair values:

The fair value of cash and cash equivalents, accounts and other receivables, and accounts payable, accrued liabilities, and promissory notes payable approximates their financial statement carrying amounts due to the short-term maturities of these instruments.

Genesis Bioventures, Inc.

(a Development Stage Company)

Notes to the Financial Statements

Note 14 – Proposed business acquisition

On May 18, 2005, the Company entered into a binding agreement with Efoora, Inc. (“Efoora”) and Prion Developmental Laboratories, Inc. (“PDL”) whereby Efoora agrees to sell all shares owned or pledged in PDL to the Company for $0.50 per share.

Efoora is a private corporation based in Buffalo Grove, Illinois that specializes in the development and manufacture of medical diagnostics products, including an HIV lateral flow rapid test and blood glucose monitoring systems. PDL is a subsidiary of Efoora specializing in the development of diagnostic tests to detect prion disease such as Mad Cow Disease. Prior to the agreement, Genesis Bioventures, Inc. (“GBI”) had one-third equity interest in PDL.

Under the terms of the agreement, the purchase was to be paid in installments based on milestones met by PDL.

GBI has made the first installment payment of $200,000 increasing its position in PDL by 400,000 shares. This first installment was achieved through the support of an existing shareholder of the Company who made a further investment in GBI with the stipulation that the funds be used to further the Company's position in PDL.

PDL did not meet the required milestones and subsequently have been in continued negotiations to complete the acquisition. The acquisition, therefore, has not been completed as of December 31, 2006, and the Company is still actively pursuing the matter.

Note 15 - Subsequent events

Subsequent issuances of debt:

On January 5, 2007, the company entered into an unsecured convertible promissory note totaling $500,000, bearing interest at a rate of 18% per annum with the entire principal balance due on May 9, 2007. The note is convertible into 2,500,000 shares at a conversion price of $0.20 per share. Per the agreement, the Company agreed to issue a total of 1,250,000 shares of the Company’s par value common stock as a financing fee in the amount of $87,500 at December 31, 2006.

Subsequent issuances of common stock:

On January 25, 2007, the Company issued 1,066,713 shares of restricted common stock to Experigen Management Company pursuant to the non-employee agreement signed on April 3, 2006. The fair value of the shares was recorded in 2006 when the shares were authorized.

On January 25, 2007, the Company issued 473,897 shares of restricted common stock to two consulting firms for professional and legal services. The fair value of the shares was recorded in 2006 when the shares were authorized.

Genesis Bioventures, Inc.

(a Development Stage Company)

Notes to the Financial Statements

On January 25, 2007, the Company issued 100,000 shares of restricted common stock to pursuant to a retainer agreement for legal services. The Company recorded professional and legal expense in the amount of $10,100, the fair value of the underlying shares.

On March 23, 2007, the Company authorized the issuance of 209,602 shares (a total of 628,806) of common stock to three of our board of directors as consideration for their services. Additionally, the Company authorized the issuance of another 72,151 shares (a total of 216,453) of common stock to each of these three board members as compensation for their services from January 2007 through March 2007.

On March 23, 2007, the Company authorized the issuance 41,667 shares of common stock pursuant to a consulting agreement. The Company recorded consulting expense in the amount of $3,333, the fair value of the underlying shares.

On March 23, 2007, the Company authorized the issuance of 100,000 shares of common stock pursuant to a consulting agreement. The Company recorded consulting expense in the amount of $8,000, the fair value of the underlying shares.

Subsequent issuance of warrants:

On January 25, 2007, the Company issued two warrants pursuant to a consulting agreement with Experigen Management Company signed on November 4, 2005. Pursuant to the consulting agreement, the Company had authorized a warrant to purchase 319,420 shares of common stock at $0.10 per share, which is exercisable for five years. Pursuant to the consulting agreement, the Company also authorized a warrant to purchase 319,420 shares of common stock at $0.20 per share, which is also exercisable for five years. Additionally, on January 25, 2007, the Company authorized the issuance of two five year warrants pursuant to the non-employee agreement with Experigen Management Company (one for 1,339,391 shares of common stock exercisable at $0.10 and one for 1,339,391 shares of common stock exercisable at $0.20).

Subsequent restatement of prior interim reports:

During the course of the 2006 audit the Company discovered that prior interim financial reports filed under form 10QSB, as disclosed in the first, second, and third quarter of 2006 were presented in error due to the miscalculations of a warrant and option valuation under black-scholes, the discovery of an embedded derivative, and a severance pay clause in an employment contract previously not accrued. The effect of these changes has been included in the financial statements presented within this report, and the previous 2006 10QSB filings will subsequently be restated during the beginning of 2007.

The impact on the interim financial reports is approximately as follows:

	For the three months ending,
	March 31, 2006	June 30, 2006	September 30, 2006

Additional net loss to be reported:	$302,500	$ 57,000	$202,800