Form 10QSB/A
period 2006-03-31
GENESIS BIOVENTURES INC
filed 2007-05-17
CIK 1084966

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

*EXPLANATORY NOTE - The Company is filing this Amendment No. 1 to Form 10-QSB to amend its Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006 (“the Original Filing”) in order to amend and restate the financial statements and related disclosures for matters related to the following previously reported items: an embedded derivative and consulting and management expense related to an unrecorded accrual for unpaid severance fees. In addition, certain disclosures relating to the derivative and expenses have been amended accordingly.

This Amendment No. 1 hereby supersedes and amends the Original Filing with respect to Part I; Items 1, 2, and 3; and Part II; Items 2 and 3 as set forth in this Amendment No. 1. Other than the items described above, this Amendment No. 1 does not amend any other information previously filed in the Original Filing.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

GENESIS BIOVENTURES, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEET

(unaudited)

March 31,
2006
(restated)
Assets

Current assets:
Cash and cash equivalents	$143,747
Accounts and other receivables	1,721
Advances receivable – Prion Development Laboratories	269,085
Total current assets	414,553

Fixed assets, net	4,397

Other assets:
Medical technology licenses	4,821,311
Deferred financial costs	1,462
Total other assets	4,822,773

Total assets	$5,241,723

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued liabilities	$993,941
Accounts payable and accrued liabilities, related party	-
Promissory notes payable	3,722,985
Promissory notes payable, related party	75,500
Convertible notes payable, related party	104,325
Derivative liability, related party	164,724
Total current liabilities	5,061,475

Stockholders' equity:
Preferred stock, $0.0001 par value 100,000,000 shares
authorized, 63,562 shares issued and outstanding	6
Common stock, $0.0001 par value, 100,000,000 shares
authorized, 53,335,647 and 36,798,147 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	5,336
Subscriptions receivable	-
Additional paid-in capital	47,944,514
Accumulated (deficit) during development stage	(47,769,608)
180,248
Total liabilities and stockholders' equity	$5,241,723

The accompanying notes are an integral part of these consolidated financial statements

GENESIS BIOVENTURES, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended		Period from September 19, 1994 (inception) to March 31,
	March 31,
	2006	2005	2006
	(Restated)		(Restated)

Revenue	-	-	-

Expenses:
Depreciation and Amortization	$451,997	$453,339	$8,126,238
Investor Relations	-	639,751	2,449,073
Consulting and management fees	441,000	81,000	9,160,119
Rent	10,130	13,322	715,649
Salaries and benefits	54,611	31,462	1,805,376
Professional fees	79,959	21,965	2,532,351
Financing costs	82,000	-	82,000
Research and development	-	85,608	2,335,618
General and administrative expenses	101,920	95,659	2,600,864
Total expenses	1,221,617	1,422,106	29,807,288

Net operating (loss)	(1,221,617)	(1,422,106)	(29,807,288)

Other income (expense):
Interest (expense)	(124,084)	(80,828)	(1,548,878)
Amortization of deemed discount	(26,250)	(379,199)	(5,104,457)
Foreign currency gain (loss)	(3,492)	(62)	(187,119)
Unrealized gain related to adjustment of derivative to fair value of underlying securities	21,482	-	21,482
Equity in loss of investments:
Prion Developmental Laboratories, Inc.	-	-	(2,636,553)
Biotherapies Incorporated	-	-	(5,437,610)
Biomedical Diagnostics, LLC	-	-	(3,357,253)
Gain (loss) on debt settlements	-	-	642,803
Net (loss)	$(1,353,961)	$(1,882,195)	$(47, 414,873)

Weighted average number of common shares outstanding - basic and fully diluted	43,228,106	30,864,600

Net (loss) per share - basic and fully diluted	$(0.03)	$(0.06)

The accompanying notes are an integral part of these consolidated financial statements

GENESIS BIOVENTURES, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended		Period from September 19, 1994 (inception) to March 31,
	March 31,
	2006	2005	2006
	(Restated)		(Restated)
Cash flows from operating activities:
Net (loss)	$(1,353,961)	$(1,882,195)	$(47,414,873)
Adjustment to reconcile net (loss) to net cash used by operating activities:
Depreciation and amortization	451,997	453,339	8,126,238
Share-based compensation	-	644,792	6,478,729
Share-based interest payments	13,772	-	13,772
Equity in loss on investment Biomedical Diagnostics	-	-	3,357,253
Equity in loss on investment Biotherapies	-	-	5,437,610
Equity in loss on investment Prion Developmental Laboratories, Inc.	-	-	2,636,553
In-process research and development	-	-	750,000
Stock appreciation rights plan	-	-	29,230
Accretion of convertible notes payable, related party	290,531	-	290,531
Deemed discount on amortization of promissory notes	26,250	379,199	5,212,790
Loss (gain) on debt settlement	-	-	(642,803)
Unrealized gain related to adjustment of derivative to fair value of underlying securities	(21,482)	-	(21,482)
Decrease (increase) in assets:
Accounts receivables	2,012	(184)	(2,267)
Due from related party	(218,808)	-	(269,085)
Prepaid expenses	-	-	103,866
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	178,235	396,781	6,794,374
Net cash (used) by operating activities	(631,454)	(8,268)	(9,119,564)

Cash flows from investing activities:
Capital expenditures on property and equipment	-	-	(146,616)
Purchase of shares and bonds of Biotherapies, Inc.	-	-	(2,643,976)
Investment in Prion Developmental Laboratories, Inc.	-	-	(2,636,553)
Acquisition of Biomedical Diagnostics, LLC, net of cash acquired	-	-	(2,696,756)
Cash acquired on consolidation	-	-	8,617
Investment in Biomedical Diagnostics, LLC	-	-	(3,000,000)
Investment in I.D. Certify, Inc.	-	-	(800,160)
Increase in deferred financing costs	-	-	(379,008)
Purchase of short-term investments	-	-	(441,511)
Redemption of short-term investments	-	-	441,511
Deposit on future acquisitions	-	-	(50,000)
Net cash (used) in investing activities	-	-	(12,344,452)

GENESIS BIOVENTURES, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

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

The accompanying notes are an integral part of these consolidated financial statements

GENESIS BIOVENTURES, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States dollars)

Note 1 - Organization

The Company was originally incorporated in the State of New York under the name of Flexx Realm, Inc. on September 19, 1994, at which time we were listed on the Over the Counter Bulletin Board. The Company was a shell company and did not carry on any tangible business for the most part. On November 3, 1998, we changed our name to BioLabs, Inc. and changed our focus to biomedical research. At this time we entered into a joint venture with Biotherapies, Inc. On November 28, 2000, we began doing business as Genesis Bioventures, Inc and became listed on the American Stock Exchange on December 19, 2000. On October 28, 2001, we amended our charter to formally change our name to Genesis Bioventures, Inc. On November 30, 2001, we entered into a Purchase Agreement with Biotherapies, Inc. (“Biotherapies”), a Michigan corporation, whereby we acquired Biotherapies’ 50% interest in Biomedical Diagnostics, LLC, (“Biomedical Diagnostics”), a Michigan limited liability company, which at the time we owned the other 50% interest. Consequently, Biomedical Diagnostics became our wholly-owned subsidiary.

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

The condensed consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these condensed consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2005 and notes thereto included in the Company's Form 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

GENESIS BIOVENTURES, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States dollars)

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

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

The Company's future operations are dependent upon the Company's ability to remain compliant with its medical technology license agreement with the University of Michigan, obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from its investments. Furthermore, the Company's equity investments may require additional funding from the Company to continue research and development and other operating activities. As of March 31, 2006, the Company is considered to be in the development stage as the Company has not commenced planned operations, or begun to generate revenues. The Company’s ability to continue as a going concern is in doubt because it has experienced negative cash flow from operations and is not in compliance with the repayment terms of certain promissory note obligations. The Company had a working capital deficiency of $4,646,922 as of March 31, 2006. The Company does not have sufficient working capital to sustain operations until the end of the year and is in immediate need of cash financing. The Company is currently looking to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms. If the Company is unable to obtain required financing, it may have to reduce or cease operations or liquidate certain assets.

Note 4 - Correction of Errors

The Company has restated its previously issued March 31, 2006 consolidated financial statements for matters related to the following previously reported items: an embedded derivative and consulting and management expense related to an unrecorded accrual for unpaid severance

GENESIS BIOVENTURES, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States dollars)

fees. The accompanying financial statements for the three month period ended March 31, 2006 have been restated to reflect the corrections in accordance with Statement of Financial Accounting Standards Board No. 154, “Accounting Change and Error Correction”. The following is a summary of the restatements for March 31, 2006:

Increase (decrease) of previously reported accrued liabilities:
- unrecorded accrual of severance pay	12,000
- rounding adjustment	(2)
Increase of previously reported convertible notes payable, related party:
- unrecorded convertible notes payable, adjusted by embedded derivative	104,325
Increase of previously reported derivative liability, related party:
- unrecorded embedded derivative on convertible notes payable	164,724
Total increase in previously reported liabilities	281,047

Increase of previously reported (deficit) accumulated during development stage:
- correction of erroneous adjustments to retained earnings	(1,049)
- total increase in net loss due to correction of errors	(279,998)
Total increase in previously reported stockholders’ equity	(281,047)

Effects of above referenced adjustments on net loss:

Increase of previously reported consulting and management expenses	300,000
Decrease of previously reported miscellaneous expenses	(1,051)
Increase of previously reported interest expense	2,531
Increase of previously reported unrealized gain related to adjustment of
Derivative to fair value of underlying securities	(21,482)
Total increase in net loss	$ 279,998

The effect on the Company’s previously issued March 31, 2006 financial statements are summarized as follows:

Consolidated Balance Sheet as of March 31, 2006

	Previously Reported	Net Change	Restated
Assets
Current assets
Cash	$ 143,747	$ -	$ 143,747
Accounts and other receivables	1,721	-	1,721
Advances receivable - PDL	269,085	-	269,085
Total current assets	414,553	-	414,553

Fixed assets, net	4,397	-	4,397

Other assets
Medical licenses	4,821,311	-	4,821,311
Intangible asset	1,462	-	1,462
Total other assets	4,822,773	-	4,822,773

	$ 5,241,723	$ -	$ 5,241,723

GENESIS BIOVENTURES, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States dollars)

Current liabilities
Accounts payable and
accrued expenses	981,943	11,998	993,941
Notes payable	3,722,985	-	3,722,985
Notes payable – related party	75,500	-	75,500
Convertible notes – related party	-	104,325	104,325
Derivative liability – related party	-	164,724	164,724
Total current liabilities	4,780,428	281,047	5,061,475

Stockholders’ equity
Preferred stock	6	-	6
Common stock	5,336	-	5,336
Additional paid-in capital	47,944,514	-	47,944,514
(Deficit) accumulated during
development stage	(47,488,561)	(281,047)	(47,769,608)
Total stockholders’ equity	461,295	-	180,248

	$ 5,241,723	$ -	$ 5,241,723

Statement of Operations for the Three Months Ended March 31, 2006

	Previously Reported	Net Change	Restated
Revenue	$ -	$ -	$ -

Depreciation and amortization	451,997	-	451,997
Consulting and management expense	141,000	300,000	441,000
Rent	10,130	-	10,130
Salaries and benefits	54,611	-	54,611
Professional fees	79,959	-	79,959
Financing costs	82,000	-	82,000
General & administrative	102,971	(1,051)	101,920

Net operating Loss	(922,668)	(298,949)	(1,221,617)

Interest expense, net	(121,553)	(2,531)	(124,084)
Amortization of discount	(26,250)	-	(26,250)
Foreign currency loss	(3,492)	-	(3,492)
Unrealized gain related to
adjustment of derivative to fair
value of underlying securities	-	21,482	21,482

Net Income (Loss)	$ (1,073,963)	$ (279,998)	$ (1,353,961)

Note 5 – Commitment and Contingencies

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

GENESIS BIOVENTURES, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States dollars)

management company. The two directors provided the 400,000 common shares out of their personal holdings and were subsequently reimbursed through the issue of promissory convertible notes of $66,000 each and Greg McCartney received an additional promissory convertible note for $22,000 as compensation for his personal guarantee of the obligation.

Note 6 – Property and Equipment

Property and equipment consists of the following:

	March 31,
	2006	2005
Furniture and fixtures	$ 3,893	$ 3,893
Machinery and equipment	5,394	5,394
Office equipment	61,602	61,602
Computer hardware / software	86,043	86,043
Website development costs	189,171	189,171
Leasehold improvements	54,629	54,629
	400,732	400,732
Accumulated depreciation	(396,335)	(396,335)
	$ 4,397	$ 4,397

Note 7 – Long Term Investments

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

GENESIS BIOVENTURES, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States dollars)

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

On March 30, 2006 the Company advanced $275,084 to PDL in the form of a note receivable. The unsecured note receivable bears interest at 10% and matured March 31, 2007.

PDL is a development stage biotechnology company developing diagnostic tests for prion diseases. The Company accounts for its investment in PDL by the equity method from September 8, 2000, the date of initial investment acquisition. At March 31, 2006 carrying value of the investment was $0.

Note 8 – Medical Technology Licenses

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

Note 9 – Promissory Notes Payable

	March 31,
	2006	2005

Shareholder and directors (a)	$ 344,549	$ 700,000
Payable to private investors:
Issued:
2001(c)	151,647	151,647
2002 (d)	70,000	70,000
2004 (b)	2,315,000	2,315,000
2005 (e)	303,088	350,000
2006 (f)	909,500	-
Less: Unamortized discount relating to warrants and beneficial conversion feature	(26,250)	(52,500)
	$ 4,067,534	$ 3,534,147

GENESIS BIOVENTURES, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States dollars)

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

In March of 2006, the Company entered into “Termination and Convertible Promissory” notes with three former officers and one former employee of the Company, ("Convertible notes payable, related party"), whereby the Company has agreed to provide severance in the total amount of $24,000 per month for a period of 12 months. The severance shall accrue monthly in the form of a note bearing interest at a rate of 6% per annum and maturing on April 1, 2007. Each note is convertible into shares of the Company’s common stock based on the current quoted market rate at the time of conversion. At March 31, 2006 the Company had an accrued balance of $104,325, and a related derivative liability in the amount of $164,724.

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

The accompanying financial statements comply with current requirements relating to warrants and embedded warrants as described in FAS 133, EITF 98-5 and 00-27, and APB 14 as follows:

•

Subsequent to the initial recording, the increase in the fair value, determined under the Black-Scholes option pricing formula and the increase in the intrinsic value of the embedded derivative in the conversion feature of the convertible debentures are accrued as adjustments to the liabilities at March 31, 2006.

GENESIS BIOVENTURES, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States dollars)

•

The expense relating to the increase in the fair value of the Company’s stock reflected in the change in the fair value of the derivatives (noted above) is included as an other comprehensive income item in the form of an unrealized interest expense arising from convertible financing on the Company’s balance sheet.

•	Accreted principal of $164,724 as of March 31, 2006.

The following table summarizes the various components of the convertible debentures as of March 31, 2006:

Convertible debentures:	$ 104,325
Derivative liability	164,724
269,049

Adjustment of derivative and warrant liability to fair value	21,482
Accretion of principal related to convertible debenture	(2,531)
Total convertible debentures:	$288,000

(b)          On March 12 and 19, 2004, the Company completed a private placement for gross proceeds of $2,315,000 on the sale of certain securities (the "Bridge Securities"). The Bridge Securities sold are:

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

GENESIS BIOVENTURES, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States dollars)

(c)During August through October 2001, the Company raised $151,647 through the issuance of promissory notes to third parties. The notes bear interest from 5% per month to 10% per annum, are unsecured and mature ninety (90) to One hundred fifty (150) days after funds are advanced. Warrants to acquire 35,000 common shares were issued as consideration for the loans. The fair value of the warrants of $31,580 has been recorded as a discount to the promissory notes and is being amortized over the term of the notes to interest expense. During the year ended December 31, 2003, the Company issued 25,900 share purchase warrants exercisable at $0.75 per share to extend maturity date to August 31, 2005. The fair value of the warrants of $10,164 has been recorded as interest expense. The loan is currently in default and interest accrues at 12% annually.

(d)          On August 22, 2002 the Company issued a $50,000 promissory note to an individual investor. The note bears interest at 12% per annum and is currently in default. On September 8, 2002 the company also issued a $20,000 promissory note to another individual investor. This note also bears interest at 12% per annum and is currently in default.

(e)          During 2005, the Company raised a further $358,000 through the issuance of promissory notes. The notes bear interest from 10% to 18% per annum, are unsecured and mature ninety (90) to two hundred seventy (270) days after funds are advanced. Warrants to acquire 187,500 common shares were issued as consideration for certain of these loans. The warrants are exercisable at $0.20 per common share. The fair value of the warrants of $12,056 has been recorded as a discount to the promissory notes and has been fully amortized to interest expense for the period to March 31, 2006. The carrying value of promissory notes of $70,000 at the time of issuance was determined by discounting the future stream of interest and principal payments at the prevailing market rate for a similar liability that does not have an associated equity component. The balance of $105,000 was allocated to the conversion option included in shareholders' equity. The discount on the face value of the convertible note is being accrued over the term of the debt. On March 15, 2006, the Company repaid $75,000 principal and interests totaling $5,600. The balance of these notes was $303,088 at March 31, 2006.

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

Note 10 - Stockholders' Equity

On January 17, 2006, the company issued 1,500,000 at $.09 paid for in the fourth quarter of 2005 pursuant to a subscription agreement.

On January 23, 2006, holders of the convertible bridge loans elected to convert $57,875 in accrued interest to 705,126 shares of the Company’s $.0001 par value common stock.

GENESIS BIOVENTURES, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 11 – Subsequent events

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

We have operated since our inception as a research and development entity and have accordingly incurred losses from operations. For the last two fiscal years ended December 31, 2005 and 2004, we sustained net losses of $6,002,089 and $5,017,908, respectively. At March 31, 2006, we had a working capital deficit of $4,646,922. As a result of our financial condition, our financial statements for the period ended March 31, 2006 reflects the fact that without the realization of additional capital, it would be unlikely for us to continue as a going concern.

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

In 2004, we raised a total of $2,315,000 in connection with a private placement we conducted, of which securities were sold pursuant to convertible notes carrying an interest rate of 10% per annum due in thirteen months from issuance and five year warrants to purchase additional shares of our common stock. During the first quarter of 2005, we requested the note holders to convert of defer their notes for an additional year as a condition of a pending financing. On April 19, 2005, an additional proposal was sent to the note holders offering a reduced conversion and warrant price as well as an increase of 25% return of their original investment. As of March 31, 2006, over 84% of those notes have been converted or deferred. If all the notes are converted, we will be required to issue a maximum of 11,575,000 additional shares. If all the warrants are exercised, we will be required to issue an additional 11,575,000 shares which could aggregate to a maximum of approximately 26% of the current outstanding shares.

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

Liquidity and Capital Resources at March 31, 2006 and December 31, 2005.

The following table summarizes total assets, accumulated deficit and stockholders’ equity.

	March 31, 2006	December 31, 2005
Total Assets	$ 5,241,723	$ 5,367,764
Accumulated Deficit	$ 47,769,608	$ 46,415,647
Stockholders’ Equity	$ 180,248	$ 432,468

Working Capital (Deficit)	$ (4,646,922)	$ (4,851,085)

Cash flows used in operating activities totaled $631,454 for the three months ended March 31, 2006 and $8,268 for the three months ended March 31, 2005. Additionally, we incurred a net loss of $1,353,961 for the three months ended March 31, 2006, which was a decrease from $1,882,195 during the same period the year before. We were able to decrease our net loss as a result of fewer expenses of share based compensation for services. This reduction was partially offset, however by an increase in consulting, management and professional fees. As GBI is currently structured, we expect to incur continuing losses from the operation of Biomedical Diagnostics LLC.

During 2005, we raised $350,000 through the issuance of promissory notes. The notes bear interest from 10% to 18% per annum and matured 90 to 270 days from the when the funds were advanced to us. As consideration for these loans, we also issued warrants to acquire 187,500 shares. The warrants are exercisable at $0.20 per share. As of March 15, 2006, we have repaid $75,000 in principal and $5,600 in interest.

GBI has received a majority of its financing from promissory notes placed with a significant shareholder of the Company. There can be no guarantee that the shareholder will continue to lend funds or that any other lender will provide short-term funds.

During the first quarter of 2006, we began a private placement of Bridge Notes of up to a principal amount of $1,000,000 and 2,500,000 shares of our common stock. In addition to receiving these funds, we have agreed to pay a commission of 10% of the gross proceeds from the sale of Bridge Notes. As of the end of first quarter, we had 26 accredited investors and had raised a total of $820,000, while incurring expenses of $10,585.

At the end of the quarter, a note holder elected to convert $700,000 in principal and $343,864 in interest to 5,219,320 shares of our common stock. Also at the end of the quarter, three officers resigned and elected to convert their deferred compensation equaling $165,000 into a promissory notes bearing interest at 6% and with a maturity date of June 30, 2006. As a result of future plans to relocate the company, we entered into Termination and Convertible Promissory notes with three former officers and one former employee whereby we agreed to provide a total severance of $24,000 per month for a period of 12 months. The severance is accruing in the form of a note with an interest rate of 6% and maturing on April 1, 2007. Each note is convertible into shares.

As of March 31, 2006, we had cash on hand of approximately $143,747 and a working capital deficiency of $4,646,922. Cash on hand is not sufficient to meet our current needs.

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

The Company’s future operations are dependent upon the Company’s ability to remain compliant with its medical technology license agreement with the University of Michigan, obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from its investments. Furthermore, the Company’s equity investments may require additional funding from the Company to continue research and development and other operating activities. As of March 31, 2006, the Company is considered to be in the development stage as the Company has not generated revenues, and has experienced negative cash flow from operations and is not in compliance with the repayment terms of certain promissory note obligations. The Company had a working capital deficiency of $4,646,922 as of March 31, 2006. The Company does not have sufficient working capital to sustain operations until the end of the year and is in immediate need of cash financing. The Company is currently looking to secure additional funds through future debt or equity financings. Such financings may be not available or may not be available on reasonable terms. If the Company is unable to obtain required financing, it may have to reduce or cease operations or liquidate certain assets.

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

We have operated since our inception as a research and development entity and have accordingly incurred losses from operations. For the last two fiscal years ended December 31, 2005 and 2004, we sustained net losses of $6,002,089 and $5,017,908, respectively. At March 31, 2006 we had a working capital deficit of $4,646,922. Capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations since inception. We are in need of additional capital to continue our operations and have been dependent on the proceeds of private placements of securities to satisfy working capital requirements. We will continue to be dependent upon the proceeds of future offerings or public offerings to fund development of products, short-term working capital requirements, marketing activities and to continue implementing the current business strategy. There can be no assurance that we will be able to raise the necessary capital to continue operations.

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

During the first quarter of 2006, we entered into an agreement to raise financing through the issuance of Bridge Notes. The notes carry a 12% interest per annum and are payable 90 days after issuance. After 90 days from issuance, the interest on the note will be increased to 18% per annum. In addition to the note, each holder is entitled to common stock equal to 2.5 times the principal amount invested. On February 27, 2006, we extended the termination date of these notes and increased our principal amount up to $1,000,000 and issued a total of 2,500,000 shares of common stock to the note holders.

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

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. At the end of the original period covered by this report, E. Greg McCartney, our Chief Executive Officer at the time and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal accounting officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As a result of having to amend and restate this quarterly report, Mr. Lane, our current Chief Executive Officer and Principal Accounting Officer, has conducted a new evaluation and concluded that as of date of this filing, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following material weaknesses, which caused management to conclude that our disclosure controls and procedures were not effective at the reasonable assurance level:

1.

We had particular difficulty in recognizing an embedded derivative and did not properly account for consulting and management expenses for unpaid severance fees, which have led to the restatement of our unaudited financial statements for the three-month period ended March 31, 2006 included in this amended quarterly report.

To address this material weakness, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Remediation of Material Weaknesses

To remediate the material weaknesses in our disclosure controls and procedures identified above, in addition to working with our independent auditors, we engaged Accuity Financial Services, Inc., a consulting firm that provides expertise in accounting matters and performs accounting services on an outsourced basis, to supplement our internal accounting and bookkeeping capabilities. Additionally, Accuity Financial Services has agreed to assist us in the implementation of internal control enhancement policies and procedures.

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

Possible Deficiency

In addition to the material weaknesses disclosed above, Mr. Lane has identified a lack of segregation of duties due to the small number of employees dealing with general, administrative and financial matters as a possible deficiency. As noted above, management has attempted to alleviate this risk by engaging Accuity Financial, on an outsourced basis, to supplement our internal accounting and bookkeeping capabilities. However, after balancing the risks and the potential benefits of adding additional personnel to clearly segregate duties, management does not believe the expenses associated are justified at this point in time. Management will periodically reevaluate this situation, however, we can not offer any assurance that we will be able to successfully recruit additional employees, if and when determined to be necessary as a result of our limited capital resources.

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

On January 17, 2006, we issued 1,500,000 shares of our restricted common stock pursuant to a subscription agreement paid for in the fourth quarter of 2005. We believe the issuance of the shares was exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2). The investor was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make his investment decision, including the financial statements and Exchange Act reports. We reasonably believe that the investor immediately prior to making his investment decision, had such knowledge and experience in financial and business matters that he was capable of evaluating the merits and risks of his investment. The investor had the opportunity to speak with our management on several occasions prior to his investment decision.

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

On February 3, 2006, we issued a total of 2,023,374 shares of our common stock to Lawrence Pasemko pursuant to a cashless exercise of warrants issued to Mr. Pasemko and 553867 B.C. Ltd, whereby Mr. Pasemko is the President, on March 1, 2005 and November 8, 2005 in lieu of deferred compensation. We believe the issuance of the shares was exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2) based upon his relationship with the Company, including his status as an officer and director. The shares were issued directly by the Company and did not involve a public offering or general solicitation.

On February 3, 2006, we issued 922,528 shares of our common stock to No. 134 Corporate Ventures pursuant to a cashless exercise of warrants issued on November 8, 2005 in lieu of deferred compensation. We believe the issuance of the shares was exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2) based upon its relationship with the Company, including Mr. McKinney, who is the President of No. 134 Corporate Ventures, and has served as an officer and director of the Company. The shares were issued directly by the Company and did not involve a public offering or general solicitation.

On February 3, 2006, we issued 376,658 shares of our common stock to T.J. Louis McKinney pursuant to a cashless exercise of warrants issued to Mr. McKinney on March 1, 2005 in lieu of deferred compensation. We believe the issuance of the shares was exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2) based upon his relationship with the Company, including his status as an officer and director. The shares were issued directly by the Company and did not involve a public offering or general solicitation.

On February 3, 2006, we issued a total of 784,795 shares of our common stock to Dr. Ian B. Woods pursuant to a cashless exercise of warrants issued to Dr. Woods on March 1, 2005 and November 8, 2005 in lieu of deferred compensation. We believe the issuance of the shares was exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2) based upon his relationship with the Company, including his status as a director. The shares were issued directly by the Company and did not involve a public offering or general solicitation.

On February 3, 2006, we issued a total of 2,213,281 shares of our common stock to Aspenwood Holdings Corporation pursuant to a cashless exercise of warrants issued to Aspenwood Holdings on March 1, 2005 and November 8, 2005 in lieu of deferred compensation. We believe the issuance of the shares was exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2) based upon its relationship with the Company, including Mr. McCartney, who is the President of Aspenwood Holdings, and has served as an officer and director of the Company. The shares were issued directly by the Company and did not involve a public offering or general solicitation.

On February 3, 2006, we issued a total of 421,083 shares of our common stock to Jeanne Ohrnberger pursuant to a cashless exercise of warrants issued to Ms. Ohrnberger on March 1, 2005 and November 8, 2005 in lieu of deferred compensation. We believe the issuance of the shares was exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation.

On February 3, 2006, we issued 92,790 shares of our common stock to Philip E. Leinard pursuant to a cashless exercise of warrants issued to Mr. Leinard on November 8, 2005 in lieu of deferred compensation. We believe the issuance of the shares was exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation.

On February 3, 2006, we issued a total of 2,278,562 shares of our common stock to James Arthurs pursuant to a cashless exercise of warrants issued to Mr. Arthurs on March 1, 2005 and November 8, 2005 in lieu of deferred compensation. We believe the issuance of the shares was exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2) based upon his relationship with the Company and our Subsidiary Biomedical Diagnostics. The shares were issued directly by the Company and did not involve a public offering or general solicitation.

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

During the first quarter of 2006, we began a private placement of Bridge Notes of up to a principal amount of $1,000,000 and agreed to issue 2,500,000 shares of our common stock to the noteholders. In addition to receiving these funds, we have agreed to pay a commission of 10% of the gross proceeds from the sale of Bridge Notes. As of the end of 1st quarter, we had 26 accredited investors but no shares have been issued. We believe that the issuance of the shares will be exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The investors were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the financial statements and Exchange Act reports. We reasonably believe that the investors immediately prior to making their investment decision, had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of their investment. The investors had the opportunity to speak with our management on several occasions prior to their investment decision.

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

On April 5, 2006, the following individuals exercised cashless warrants in lieu of deferred compensation and were issued shares from Registration Statements on Form S-8 filed on April 27, 2000 and December 6, 2001.

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

During August through October 2001, we raised $151,647 through the issuance of promissory notes to third parties. The notes bear interest from 5% per month to 10% per annum and are unsecured. The notes matured ninety (90) to one hundred fifty (150) days after funds were advanced. In addition, as consideration for the loans we issued warrants to acquire 35,000 common shares. During the year ended December 31, 2003, we issued 25,900 share purchase warrants exercisable at $0.75 per share to extend the maturity date to August 31, 2005. However, the loan is currently in default and interest is accruing at 12% annually.

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

GENESIS BIOVENTURES, INC.

(Registrant)

By: /s/ Douglas C. Lane
Douglas C. Lane,
President and Principal Accounting Officer
(On behalf of the registrant and as
principal accounting officer)

Date: May 15, 2007