Form 10QSB/A
period 2006-06-30
GENESIS BIOVENTURES INC
filed 2007-05-17
CIK 1084966

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

*EXPLANATORY NOTE - The Company is filing this Amendment No. 1 to Form 10-QSB to amend its Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006 (the “Original Filing”) in order to amend and restate the financial statements and the related disclosures for matters related to the following previously reported items: an embedded derivative; warrant costs; consulting and management expense; financing costs; merger costs; debt conversions; and an asset purchase. In addition, certain disclosure relating to these items have been amended accordingly.

This Amendment No. 1 hereby supersedes and amends the Original Filing with respect to Part I; Items 1, 2, and 3; and Part II; Items 2 and 3, as set forth in this Amendment No. 1. Other than the items described above, this Amendment No. 1 does not amend any other information previously filed in the Original Filing.

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

Genesis Bioventures, Inc.

(a Development Stage Company)

Condensed Consolidated Balance Sheet

(Unaudited)

June 30, 2006
(RESTATED)
Assets

Current assets:
Cash and cash equivalents	$ 47,867
Accounts and other receivables	-
Advances receivable – Prion Development Laboratories	282,114
Total current assets	329,981

Fixed assets, net	-

Other assets:
Medical technology licenses	4,369,314
Intangible assets	36,000
Deferred financial costs	-
Total other assets	4,405,314

Total assets	$ 4,735,295

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$ 1,061,527
Accounts payable and accrued expenses, related party	-
Promissory notes payable	2,519,169
Promissory notes payable, related party	48,500
Convertible notes payable, related party	106,918
Derivative liability, related party	137,948
Total current liabilities	3,874,062

Stockholders’ equity
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, 63,562 shares issued and outstanding	6
Common stock, $0.0001 par value, 100,000,000 shares authorized; 67,300,154 and 36,798,147 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	6,730
Subscriptions receivable	-
Shares authorized for issuance but not yet issued	302
Unamortized warrants and options	(952,912)
Prepaid share-based compensation	(519,094)
Additional paid-in capital	52,729,911
(Deficit) accumulated during development stage	(50,403,710)
861,233

Total liabilities and stockholders’ equity	$ 4,735,295

The accompanying notes are an integral part of these consolidated financial statements

Genesis Bioventures, Inc.

(a Development Stage Company)

Condensed Consolidated Statement of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		September 19, 1994 (Inception) to June 30,
	2006	2005	2006	2005	2006
	RESTATED		RESTATED		RESTATED

Revenue	$ -	$ -	$ -	$ -	$ -

Expenses:
Depreciation and Amortization	456,394	451,997	908,391	905,336	8,582,632
Investor relations	-	2,072	-	2,131	2,449,073
Consulting and management fees	810,498	145,543	1,251,498	884,294	9,970,617
Rent	15,437	12,646	25,567	25,968	731,086
Salaries and benefits	56,636	41,304	111,247	54,766	1,862,012
Professional fees	102,313	33,167	182,272	55,132	2,634,664
Financing costs	1,064,223	-	1,146,223	-	1,146,223
Research and development	-	85,316	-	170,924	2,335,618
General and administrative expenses	38,879	21,889	140,798	35,489	2,639,742
Total expenses	2,544,380	793,934	3,765,996	2,134,040	32,351,667

Net operating (loss)	(2,544,380)	(793,934)	(3,765,996)	(2,134,040)	(32,351,667)

Other income (expense):
Interest (expense), net	(89,967)	-	(214,052)	-	(1,638,846)
Amortization of deemed discount	(26,250)	(657,048)	(52,500)	(1,199,073)	(5,130,707)
Foreign currency gain (loss)	(281)	(1,574)	(3,773)	(1,636)	(187,400)
Unrealized gain related to adjustment of derivative to fair value of underlying securities	26,776	-	48,258	-	48,258
Equity in loss of investments
Prion Developmental Laboratories, Inc.	-	-	-	-	(2,636,553)
Biotherapies Incorporated	-	-	-	-	(5,437,610)
Biomedical Diagnostics	-	-	-	-	(3,357,253)
Gain (loss) on debt settlements	-	-	-	-	642,803
Net (loss)	$(2,634,102)	$(1,452,556)	$(3,988,063)	$ (3,334,749)	$ (50,048,975)

Weighted average number of common shares outstanding - basic and fully diluted	58,966,613	30,864,600	51,491,112	30,761,813

Net (loss) per share – basic and fully diluted	$ (0.04)	$ (0.05)	$ (0.08)	$ (0.11)

The accompanying notes are an integral part of these consolidated financial statements

Genesis Bioventures, Inc.

(a Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,		September 19, 1994 (Inception) to June 30,
	2006	2005	2006
	(RESTATED)		(RESTATED)

Cash flows from operating activities
Net (loss)	$ (3,988,063)	$ (1,882,195)	$ (50,048,976)
Adjustment to reconcile net (loss) to net cash used by operating activities:
Depreciation and amortization	908,391	453,339	8,582,632
Share-based compensation	751,422	644,792	7,230,153
Share-based financing fees	1,040,375	-	1,040,375
Share-based interest expense	72,698	-	72,698
Equity in los on investment Biomedical Diagnostics	-	-	3,357,253
Equity in loss on investment Biotherapies	-	-	5,437,610
Equity in loss on investment Prion Developmental Laboratories, Inc.	-	-	2,636,553
In process research and development	-	-	750,000
Stock appreciation rights plan	-	-	29,230
Accretion of convertible notes payable, related party	205,124	-	205,124
Deemed discount on amortization of promissory notes	52,500	379,199	5,239,040
Loss (gain) on debt settlement	-	-	(642,803)
Unrealized gain related to adjustment of derivative to fair value of underlying securities	(48,258)	-	(48,258)
Decrease (increase) in assets:
Accounts receivable	3,733	(184)	(546)
Advances receivable	(231,837)	-	(282,114)
Prepaid expenses	5,848	-	109,714
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	121,733	396,781	6,737,871
Net cash (used) by operating activities	(1,106,334)	(8,268)	(9,594,444)

Cash flows from investing activities
Capital expenditures on property and equipment	-	-	(146,616)
Purchase of shares and bonds of Biotherapies, Inc.	-	-	(2,643,976)
Investment in Prion Developmental Laboratories	-	-	(2,636,553)
Acquisition of Biomedical Diagnostics, LLC, net of cash acquired	-	-	(2,696,756)
Cash acquired on consolidation	-	-	8,617
Investment in Biomedical Diagnostics	-	-	(3,000,000)
Investment in I.D. Certify, Inc.	-	-	(800,160)
Increase in deferred financing costs	-	-	(379,008)
Purchase of short-term investments	-	-	(441,511)
Redemption of short-term investments	-	-	441,511
Deposit on future acquisitions	-	-	(50,000)
Net cash (used) by investing activities	-	-	(12,344,452)

Cash flows from financing activities
Exercise of share purchase warrants	-	-	63,000
Exercise of stock options	-	8,000	385,803
Issuance of promissory notes – related party	253,000	-	253,000
Repayment of promissory notes – related party	(27,000)	-	(27,000)

Genesis Bioventures, Inc.

(a Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Issuance of promissory notes	(1,000,000)	-	9,507,933
Repayment of promissory notes	(102,000)	-	(853,681)
Common stock issued for cash	-	-	6,529,047
Common stock subscriptions	-	-	562,750
Preferred stock issued for cash	-	-	5,565,911
Net cash provided by financing activities	1,124,000	8,000	21,986,763

Net (decrease) increase in cash	17,666	(268)	47,867
Cash – beginning of period	30,201	1,181	-
Cash – end of period	$ 47,867	$ 913	$ 47,867

Supplemental disclosures:
Interest paid	$ 51,943	$ -	$ 173,496
Income taxes paid	$ -	$ -	$ -

Shares issued in lieu of compensation	$ -	$ 644,792	$ 644,792
Shares issued in lieu of interest	$ 437,892	$ -	$ 437,892
Shares issued in settlement of debt	$ 3,665,000	$ -	$ 3,665,000

The accompanying notes are an integral part of these consolidated financial statements

GENESIS BIOVENTURES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

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

Note 2 – Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes the Company will continue in operation throughout the next fiscal year and into the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Certain conditions discussed below, currently exist which raise substantial doubt about the validity of this assumption. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's future operations are dependent upon the Company's ability to remain compliant with its medical technology license agreement with the University of Michigan, obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from its investments. Furthermore, the Company's equity investments may require additional funding from the Company to continue research and development and

GENESIS BIOVENTURES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

other operating activities. As of June 30, 2006, the Company is considered to be in the development stage as the Company has not commenced planned operations, or begun to generate revenues. The Company’s ability to continue as a going concern is in doubt because it has not generated revenues, and has experienced negative cash flow from operations and is not in compliance with the repayment terms of certain promissory note obligations. The Company had a working capital deficiency of $3,544,081 as of June 30, 2006. The Company does not have sufficient working capital to sustain operations until the end of the year and is in immediate need of cash financing. The Company is currently looking to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms. If the Company is unable to obtain required financing, it may have to reduce or cease operations or liquidate certain assets.

Note 3 - Correction of Errors

The Company has restated its previously issued June 30, 2006 consolidated financial statements for matters related to the following previously reported items: an embedded derivative; warrant costs; consulting and management expense; financing costs; merger costs; debt conversions; and an asset purchase. The accompanying financial statements for the three and six month periods ended June 30, 2006 have been restated to reflect the corrections in accordance with statement of financial accounting standards No. 154, “Accounting Change and Error Corrections”. The following is a summary of the restatements for June 30, 2006:

Increase of previously reported other assets
- unrecorded licensing agreement purchased with stock	$36,000
Total increase in previously reported assets	36,000

Increase (decrease) of previously reported accrued liabilities
- unrecorded accrual of severance pay	24,000
- unrecorded accrual of directors’ fees	4,500
- adjustment on derivative associated with convertible notes	(722)
- correction of accrued interest on notes payable	(52,589)
Increase of previously reported notes payable
- note payable recorded as a conversion to common stock	917,500
- finance fees previously recorded as note payable conversion	650,000
- correction of amortization of deemed discount	26,250
Increase of previously reported convertible notes payable, related party:
- unrecorded convertible notes payable, adjusted by embedded derivative	18,918
Increase of previously reported derivative liability, related party:
- unrecorded embedded derivative on convertible notes payable	137,948
Total increase in previously reported liabilities	1,725,805

GENESIS BIOVENTURES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

Increase of previously reported shares authorized and unissued:
- unrecorded common stock authorized for consulting services	125
(Increase) of previously reported unamortized warrants and options:
- correction of miscalculated warrant value using black-scholes	(620,793)
(Increase) of previously reported prepaid share-based compensation
- unrecorded common stock authorized for consulting services	(140,124)
Increase of previously reported additional paid in capital:
- correction of note payable recorded as a common stock conversion	(515,537)
- unrecorded common stock authorized for consulting services	282,875
- correction of miscalculated warrant value using black-scholes	744,486
Increase of previously reported (deficit) accumulated during development stage:
- correction of erroneous adjustments to retained earnings	(4,542)
- total increase in net loss due to correction of errors	(1,436,295)
Total increase in previously reported stockholders’ equity	(1,689,805)

Effects of above referenced adjustments on net loss:

Increase of previously reported consulting and management expenses	418,069
Increase of previously reported financing costs	1,040,375
Decrease of previously reported miscellaneous expenses	(4,824)
Increase of previously reported interest expense	4,402
Increase of previously reported debt discounts
- incorrect amortization of debt discounts	26,250
Increase of previously reported foreign currency loss	281
Increase of previously reported unrealized gain related to adjustment of
Derivative to fair value of underlying securities	(48,258)
Total increase in net loss	$ 1,436,295

The effect on the Company’s previously issued June 30, 2006 financial statements are summarized as follows:

GENESIS BIOVENTURES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

Consolidated Balance Sheet as of June 30, 2006

	Previously Reported	Net Change	Restated
Assets
Current assets
Cash	$ 47,867	$ -	$ 47,867
Note receivable	282,114	-	282,114
Total current assets	329,981	-	329,981

Other assets
Medical licenses	4,369,314	-	4,369,314
Intangible asset	-	36,000	36,000
Total other assets	4,369,314	36,000	4,405,314

	$ 4,699,295	$ 36,000	$ 4,735,295

Current liabilities
Accounts payable and
accrued expenses	1,086,338	(24,811)	1,061,527
Notes payable	925,419	1,593,750	2,519,169
Notes payable – related party	136,500	-	136,500
Convertible notes – related party	-	18,918	18,918
Derivative liability – related party	-	137,948	137,948
Total current liabilities	2,148,257	1,725,805	3,874,062

Stockholders’ equity
Preferred stock	6	-	6
Common stock	6,730	-	6,730
Shares authorized and un-issued	177	125	302
Unamortized warrants and options	(332,119)	(620,793)	(952,912)
Prepaid share-based compensation	(378,970)	(140,124)	(519,094)
Additional paid-in capital	52,218,087	511,824	52,729,911
(Deficit) accumulated during
development stage	(48,962,873)	(1,440,837)	(50,403,710)
Total stockholders’ equity	2,551,038	(1,689,805)	861,233

	$ 4,699,295	$ 36,000	$ 4,735,295

GENESIS BIOVENTURES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

Statement of Operations for the Six Months Ended June 30, 2006

	Previously Reported	Net Change	Restated
Revenue	$ -	$ -	$ -

Depreciation and amortization	908,391	-	908,391
Consulting and management expense	833,429	418,069	1,251,498
Rent	25,567	-	25,567
Salaries and benefits	111,247	-	111,247
Professional fees	182,272	-	182,272
Financing costs	105,848	1,040,375	1,146,223
General & administrative	145,622	(4,824)	140,798

Net operating Loss	(2,312,376)	(1,453,620)	(3,765,996)

Interest expense, net	(209,650)	(4,402)	(214,052)
Amortization of discount	(26,250)	(26,250)	(52,500)
Foreign currency loss	(3,492)	(281)	(3,773)
Unrealized gain related to
adjustment of derivative to fair
value of underlying securities	-	48,258	48,258

Net Income (Loss)	$ (2,551,768)	$(1,436,295)	$ (3,988,063)

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

NOTES TO THE FINANCIAL STATEMENTS

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

Note 7 – Medical Technology Licenses

	June 30,
	2006	2005

Medical technology licenses	$ 12,655,926	$ 12,655,926
Accumulated amortization	(8,250,612)	(6,026,627)
	$ 4,405,314	$ 6,629,299

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

Note 8 – Promissory Notes Payable

	June 30,
	2006	2005

Shareholder and directors (a)	$ 398,388	$ 700,000
Payable to private investors:
Issued:
2001(b)	151,647	151,647
2002 (c)	70,000	70,000
2004 (d)	917,500	2,315,000
2005 (e)	275,000	358,000
2006 (f)	1,000,000	-
Less: Unamortized discount relating to warrants and beneficial conversion feature	(-0-)	(52,500)
	$ 2,812,535	$ 3,534,147

GENESIS BIOVENTURES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

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

On March 22, 2006 the note holder elected to convert $700,000 in principal and $343,864 in interest to 5,219,320 shares of the Company’s $0.0001 par value common stock at $.20 per share. At June 30, 2006 the obligation has been fulfilled.

On March 31, 2006, the Company established promissory notes in the amount of $165,000 from three former officers of the Company for unpaid compensation previously recorded as accrued expenses. Interest accrues on the loan at a rate of 6% per annum and matured on June 30, 2006. The Company made principal payments totaling $27,000. The remaining loan balance at June 30, 2006 is $138,000. The notes are currently in default and accruing interest at a default rate of 10%.

On March 31, 2006, the Company entered into “Termination and Convertible Promissory” notes with three former officers and one former employee of the Company, (“Convertible notes payable, related party”) whereby the Company has agreed to provide severance in the total amount of $24,000 per month for a period of 12 months. The severance shall accrue monthly in the form of a note bearing interest at a rate of 6% per annum and maturing on April 1, 2007. Each note is convertible in shares of the Company’s common stock based on the current quoted market rate at the time of conversion. At June 30, 2006 the Company had an accrued balance of $106,918, and a related derivative liability in the amount of $137,948.

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

The accompanying financial statements comply with current requirements relating to warrants and embedded warrants as described in FAS 133, EITF 98-5 and 00-27, and APB 14 as follows:

GENESIS BIOVENTURES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

•

Subsequent to the initial recording, the increase in the fair value, determined under the Black-Scholes option pricing formula and the increase in the intrinsic value of the embedded derivative in the conversion feature of the convertible debentures are accrued as adjustments to the liabilities at June 30, 2006.

•

The expense relating to the increase in the fair value of the Company’s stock reflected in the change in the fair value of the derivatives (noted above) is included as an other comprehensive income item in the form of an unrealized interest expense arising from convertible financing on the Company’s balance sheet.

•	Accreted principal of $137,948 as of June 30, 2006.

The following table summarizes the various components of the convertible debentures as of June 30, 2006:

Convertible debentures:	$ 106,918
Derivative liability	137,948
244,866

Adjustment of derivative and warrant liability to fair value	48,258
Accretion of principal related to convertible debenture	(5,124)
Total convertible debentures:	$288,000

The Company has accrued advances for operating expenses from a former officer of its wholly-owned subsidiary totaling $31,522 as of June 30, 2006. The advances are non-interest bearing and due on demand.

(b)          During August through October 2001, the Company raised $151,647 through the issuance of promissory notes to third parties. The notes bear interest from 5% per month to 10% per annum, are unsecured and mature ninety (90) to one hundred fifty (150) days after funds are advanced. Warrants to acquire 35,000 common shares were issued as consideration for the loans. The fair value of the warrants of $31,580 has been recorded as a discount to the promissory notes and is being amortized over the term of the notes to interest expense. During the year ended December 31, 2003, the Company issued 25,900 share purchase warrants exercisable at $0.75 per share to extend maturity date to August 31, 2005. The fair value of the warrants of $10,164 has been recorded as interest expense. As of June 30, 2006, the remaining loan balance is $151,647. The loan is currently in default and interest accrues at 12% annually.

(c) The Company is in arrears on two of it promissory notes totaling $70,000. Both lenders have demanded payment of the unpaid principal and accrued interest. As of June 30, 2006 the Company has not made payment and is currently in default of each note.

(d) On March 12 and 19, 2004, the Company completed a private placement for gross proceeds of $2,315,000 on the sale of certain securities (the "Bridge Securities"). The Bridge Securities sold are:

(i)	Convertible notes carrying interest at the rate of 10% per annum due in thirteen months from issuance, and

GENESIS BIOVENTURES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(ii)

Five-year warrants purchasing additional common shares of the Company's stock. Each note is accompanied by warrants to purchase an additional five hundred shares for each $1,000 of face amount of notes purchased. The convertible notes are repayable at the earlier of:

(iii)	Within ten business days following the closing of the merger-related Take-Out Financing, or

(iv)

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

On June 15, 2006, the note holders elected to convert $1,397,500 in principal and $88,742 in interest to 7,325,950 shares of the Company’s $0.0001 par value common stock. The principal balance was converted at $0.20 per share and interest at $0.26 per share. Additionally, the Company issued 1,397,500 shares of its common stock valued at $0.25 per share to all note holders who elected to convert. At June 30, 2006 the Company recorded financing expense totaling $349,375. The remaining principal balance at June 30, 2006 is $917,500.

(e)          During 2005, the Company raised a further $358,000 through the issuance of promissory notes. The notes bear interest from 10% to 18% per annum, are unsecured and mature ninety (90) to two hundred seventy (270) days after funds are advanced. Warrants to acquire 187,500 common shares were issued as consideration for certain of these loans. The warrants are exercisable at $0.20 per common share. The fair value of the warrants of $12,056 has been recorded as a discount to the promissory notes and has been fully amortized to interest expense for the period to June 30, 2006. The carrying value of promissory notes of $70,000 at the time of issuance was determined by discounting the future stream of interest and principal payments at the prevailing market rate for a similar liability that does not have an associated equity component. The balance of $105,000 was allocated to the conversion option included in shareholders' equity. The discount on the face value of the convertible note is being accrued over the term of the debt. On March 15, 2006, the Company repaid $75,000 principal and interests totaling $5,600. As of June 30, 2006, the remaining balance was $275,000.

(f)           During 2006, the Company entered into an agreement to issue Bridge Notes in the principal amount of $1,000,000 bearing interest at 12% per annum payable 90 days after the issuance date. The Company has raised a total of $1,000,000. Pursuant to the note agreement,

GENESIS BIOVENTURES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

each investor in the Notes shall receive that number of shares of common stock of the Company equal to 2½ times the principal amount of the Note purchased. On June 15, 2006, The Company issued 2,500,000 shares of its par value common stock to the Bridge note holders. The Company recorded financing expenses totaling $650,000, the fair value of the underlying shares. As of June 30, 2006, the notes are in default and accruing a default rate of interest in the amount of 18% per annum.

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

On April 3, 2006, the Company authorized the issuance of 1,229,092 shares of its $0.0001 par value common stock and granted warrants to purchase up to 3,072,732 at an exercise price of $0.10 per share pursuant to an “Interim CEO Agreement” dated March 31, 2006. The fair value of the shares issued was $454,764 and the value of warrants granted was $391,653. Each will be accreted over the term of the agreement. As of June 30, 2006, the shares remained un-issued. The Company recorded consulting expense of $141,070, pre-paid share-based compensation of $378,970 and unamortized warrants in the amount of $326,378.

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

On May 10, 2006, the Company granted an individual options to purchase up to 50,000 shares of the Company’s $0.0001 par value common stock at an exercisable for 5 years at price of $0.20

GENESIS BIOVENTURES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

per share in exchange for consulting services. The value of the warrants was $6,263 and will be amortized over the terms of the agreement. As of June 30, 2006 the Company recorded a consulting expense in the amount of $522, the remaining $5,741 has been recorded as unamortized warrants and options.

On June 12, 2006, the Company authorized the issuance of 245,058 shares of its common stock for payment of legal services valued at $61,275. The shares were subsequently issued on July 25, 2006.

On June 15, 2006, the Company authorized the issuance of 8,723,450 shares of its $0.0001 par value common stock for settlement of notes payable totaling $1,397,500 and accrued interest in the amount of $88,742; and financing fees of $349,375.

On June 15, 2006, the Company authorized the issuance 2,500,000 shares of its $0.0001 par value common stock pursuant to its bridge financing agreement (see note 8). The fair value of the shares was recorded as ta financing fee in the amount of $650,000.

On June 15, 2006, the Company authorized the issuance of 969,375 shares of its $0.0001 par value common stock for various consulting services. The Company recorded consulting expense of $252,038, the fair value of the underlying shares.

On June 15, the Company authorized the issuance of 300,000 shares of its $0.0001 par value common stock valued at $78,000 in exchange for various consulting services. The shares were subsequently issued on September 29, 2006.

There have been no other issuances, authorized as of June 30, 2006.

Note 10 – Subsequent events

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

GENESIS BIOVENTURES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

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

We have operated since our inception as a research and development entity and have accordingly incurred losses from operations. For the last two fiscal years ended December 31, 2005 and 2004, we sustained net losses of $6,002,089 and $5,017,908, respectively. At June 30, 2006, we had a working capital deficit of $3,544,081. As a result of our financial condition, our financial statements for the period ended June 30, 2006 reflects the fact that without the realization of additional capital, it would be unlikely for us to continue as a going concern.

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

In 2004, we achieved gross proceeds of $2,315,000 in connection with a private placement we conducted, of which securities were sold pursuant to convertible notes carrying an interest rate of 10% per annum and five year warrants to purchase additional shares of our common stock. In addition to this private placement, during 2004 we also conducted another private placement in which we received $75,000. In 2005, we raised a total of $358,000 through the issuance of promissory notes. The promissory notes have interest rates ranging from 10% to 18% per annum.

During the first quarter of 2006, we began a private placement of Bridge Notes of up to a principal amount of $1,000,000. As a part of the private placement we issued 2,500,000 shares of our common stock to the note holders. In addition to receiving these funds, we have agreed to pay a commission of 10% of the gross proceeds from the sale of Bridge Notes. As of June 30, 2006, we had raised $990,000 and recorded interest in the amount of $35,117.

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

Liquidity and Capital Resources at June 30, 2006 and December 31, 2005.

The following table summarizes current assets, liabilities and working capital at June 30, 2006 compared to December 31, 2005.

	June 30, 2006	December 31, 2005	Increase / (Decrease)
			$	%

Current Assets	$329,981	$84,211	$245,770	292%

Current Liabilities	$3,874,062	$4,935,296	$(1,061,234)	(21%)

Working Capital (Deficit)	$(3,544,081)	$(4,851,085)	$(1,307,004)	(27%)

Cash flows used in operating activities totaled $1,106,334 for the six months ended June 30, 2006. Additionally, we incurred a net loss of $3,988,063 for the six months ended June 30, 2006, which was an increase of $2,105,868 during the same period the year before. We experienced an increase in our net loss as a result of higher financing costs, increases in consulting, management and professional fees. As GBI is currently structured, we expect to incur continuing losses from the operation of Biomedical Diagnostics LLC.

GBI has received a majority of its financing from promissory notes placed with a significant shareholder of the Company. There can be no guarantee that the shareholder will continue to lend funds or that any other lender will provide short-term funds.

On March 31, 2006, we executed promissory notes equaling $165,000 from three former officers for unpaid compensation. The loans have a maturity date of June 30, 2006 and carry an interest rate of 6% per annum. We have made payments of $27,000 and as of June 30, 2006 we are in default of those notes with a current balance of $138,000 outstanding. Furthermore, we entered into “Termination and Convertible Promissory” notes with three former officers and one former employee. We agreed to provide severance in the total amount of $24,000 per month for a period of 12 months. The severance will accrue monthly in the form of a note that has an interest rate of 6% per annum and matures on April 1, 2007. Each note is convertible into shares of our common stock. As of June 30, 2006, we have an accrued balance of $106,918.

On June 15, 2006, note holders elected to convert $1,397,500 in principal and $87,742 in interest to 7,325,950 shares of the Company’s common stock. The principal balance was converted at $0.20 per share and the interest at $0.26 per share. Additionally, the Company issued 1,397,500 shares of its common stock valued at $0.25 per share to all note holders who elected to convert. The remaining principal balance as of June 30, 2006 was $917,500 on the notes.

During the second quarter of 2006, we closed our private placement of Bridge Notes for a principal amount of $1,000,000. Additionally, as a part of this private placement we issued 2,500,000 shares of our common stock. Each note carries 12% interest, which is to subject to increase to 18% after 90 days from the date of issuance. Each investor shall receive a number of shares of our common stock equal to 2.5 times the principal amount of the note purchased. In addition to receiving these funds, we have agreed to pay a commission of 10% of the gross proceeds from the sale of Bridge Notes. At the closing of our private placement, we had 32 accredited investors and had raised a total of $990,000, while incurring interest expenses of $35,117.

As of June 30, 2006, we had cash on hand of approximately $47,867 and a working capital deficiency of $3,544,081. Cash on hand is not sufficient to meet our current needs.

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

The Company’s future operations are dependent upon the Company’s ability to remain compliant with its medical technology license agreement with the University of Michigan, obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from its investments. Furthermore, the Company’s equity investments may require additional funding from the Company to continue research and development and other operating activities. As of June 30, 2006, the Company is considered to be in the development stage as the Company has not generated revenues, and has experienced negative cash flow from operations and is not in compliance with the repayment terms of certain promissory note obligations. The Company had a working capital deficiency of $3,544,081 as of June 30, 2006. The Company does not have sufficient working capital to sustain operations until the end of the year and is in immediate need of cash financing. The Company is currently looking to secure additional funds through future debt or equity financings. Such financings may be not available or may not be available on reasonable terms. If the Company is unable to obtain required financing, it may have to reduce or cease operations or liquidate certain assets.

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

We have operated since our inception as a research and development entity and have accordingly incurred losses from operations. For the last two fiscal years ended December 31, 2005 and 2004, we sustained net losses of $6,002,089 and $5,017,908, respectively. At June 30, 2006 we had a working capital deficit of $3,544,081. Capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations since inception. We are in need of additional capital to continue our operations and have been dependent on the proceeds of private placements of securities to satisfy working capital requirements. We will continue to be dependent upon the proceeds of future offerings or public offerings to fund development of products, short-term working capital requirements, marketing activities and to continue implementing the current business strategy. There can be no assurance that we will be able to raise the necessary capital to continue operations.

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

During the first and second quarters of 2006, we agreed to raise financing through the issuance of Bridge Notes. The notes carry a 12% interest per annum and are payable 90 days after issuance. After 90 days from issuance, the interest on the note will be increased to 18% per annum. In addition to the note, each holder is entitled to common stock equal to 2.5 times the principal amount invested. On February 27, 2006, we extended the termination date of these notes and increased our principal amount up to $1,000,000. In connection with these notes we issued a total of 2,500,000 shares of common stock to the note holders. As of the end of second quarter we had sold 32 notes to accredited investors.

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

Item 3. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, Douglas C. Lane, our Chief Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal accounting officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As a result of having to amend and restate this quarterly report, Mr. Lane had conducted a new evaluation and concluded that as of date of this filing, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management had identified the following material weaknesses, which caused management to conclude that our disclosure controls and procedures were not effective at the reasonable assurance level:

1.

During the quarter ended March 31, 2006 we did not recognize an embedded derivative and did not properly account for consulting and management expenses for unpaid severance fees, which have led to the restatement of our unaudited financial statements for the three-month period ended March 31, 2006.

2.

In addition to the embedded derivative and error in accounting for consulting and management expenses for unpaid severance, we had particular difficulty in tracking and assessing whether certain financing costs associated with our Newbridge notes and remaining balances owed under the Sterling notes were adequately reported during the quarter ended June 30, 2006, which have led to the restatement of our unaudited financial statements for the six-month period ended June 30, 2006 included in this amended quarterly report.

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

Item 2. Changes in Securities

Recent Sales of Unregistered Securities

On April 3, 2006, we authorized the issuance of 1,229,092 shares of our common stock and granted warrant to purchase up to 3,072,732 shares of our common stock at an exercise price of $0.10 per share pursuant to an “Interim CEO Agreement” with Experigen Management Company. As of June 30, 2006 the shares were un-issued.

On April 5, 2006, we issued 100,000 shares of our restricted common stock to Ed Bertolas Associates as payment for services valued at $75,000.

On April 13, 2006, we issued 80,094 shares of our common stock to El Dorado Enterprises in exchange for cashless warrants. Furthermore, El Dorado agreed to extend the note due date from April 30, 2006 to June 30, 2006 and increased the interest rate on the note from 10% to 12%. As of the date of this filing, we have not repaid the note and continue to accrue interest at the rate of 12%.

On June 15, 2006, we authorized a total of 300,000 shares (200,000 and 100,000, respectively) of our common stock to two individuals for compensation of consulting services. As of the date of this filing, we have not issued the shares.

We believe the issuance of the all the shares described above were exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision.

On June 28, 2006, we issued a total of 8,723,452 shares of our common stock for settlement and interest of notes payable totaling $1,397,500, accrued interest of $88,742 and financing fees of $349,375. We believe the issuance of the shares was exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares were issued directly by the Company and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There were no commissions paid on the issuance and sale of the shares.

On June 29, 2006, we issued 2,500,000 shares of our common stock to Newbridge Securities pursuant to a private placement of Bridge Notes with a principal amount of $1,000,000. At the close of this placement, we had 32 accredited investors. We believe the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The investors were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the financial statements and Exchange Act reports. We reasonably believed that the investors immediately prior to making their investment decision, had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of their investment. The investors had the opportunity to speak with our management on several occasions prior to their investment decision.

On June 29, 2006, we issued a total of 969,375 (400,000 and 569,375, respectively) shares of our common stock to pursuant to two consulting contracts. We believe the issuance of the shares was exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There were no commissions paid on the issuance and sale of the shares.

Issuance of Options

On May 10, 2006, we granted options to purchase up to 50,000 shares of our common stock to Antony Dyakowski at an exercise price of $0.20 in exchange for consulting services. The options are exercisable for 5 years. We believe the issuance of the options was exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2) based upon his relationship with the Company, including his status as a director. The options were issued directly by the Company and did not involve a public offering or general solicitation. The recipient of the options was afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to issuing the options, had such knowledge and experience in our financial and business matters that he was capable of evaluating the merits and risks of his investment. The recipient had the opportunity to speak with our management on several occasions prior to his investment decision. There were no commissions paid on the issuance of the options.

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

We are currently in arrears on two of our promissory notes totaling $70,000. Both of the lenders demanded payment for the unpaid principal and accrued interest but we have not made any payments and are currently in default of each note.

As of July 1, 2006, we are in default on the promissory notes equaling $165,000 due to three of our former officers for unpaid compensation. The notes are currently accruing interest at a default rate of 10%.

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

Date: May 16, 2007