Form 10QSB/A
period 2006-09-30
GENESIS BIOVENTURES INC
filed 2007-05-17
CIK 1084966

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

*EXPLANATORY NOTE – The Company is filing this Amendment No. 1 to Form 10-QSB to amend its Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006 (the “Original Filing”) in order to amend and restate the financial statements and related disclosures for matters related to the following previously reported items: an embedded derivative; warrants costs; and consulting and management expenses. In addition, certain disclosures relating to the derivative, warrants, and consulting and management expenses have been amended accordingly.

This Amendment No. 1 hereby supersedes and amends the Original Filing with respect to Part I; Items 1, 2 and 3; and Part II; Items 2 and 3, as set forth in this Amendment No. 1. Other than the items described above, this Amendment No. 1 does not amend any other information previously filed in the Original Filing.

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

Genesis Bioventures, Inc.

(a Development Stage Company)

Condensed Consolidated Balance Sheet

(Unaudited)

September 30, 2006
(RESTATED)
Assets

Current assets:
Cash and cash equivalents	$ 18,702
Accounts and other receivables	-
Advances receivable – Prion Development Laboratories	292,867
Prepaid expenses	60,136
Total current assets	371,705

Fixed assets, net	1,274

Other assets:
Medical technology licenses	3,917,332
Intangible assets	36,000
Deposits	4,327
Deferred financial costs	-
Total other assets	3,957,659

Total assets	$ 4,330,638

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$ 1,268,361
Accounts payable and accrued expenses, related party	-
Promissory notes payable	2,564,147
Promissory notes payable, related party	171,239
Convertible notes payable, related party	109,576
Derivative liability, related party	100,131
Total current liabilities	4,213,454

Stockholders’ equity
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, 63,562 shares issued and outstanding	6
Common stock, $0.0001 par value, 100,000,000 shares authorized; 67,845,252 and 36,798,147 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	6,785
Subscriptions receivable	-
Shares authorized and unissued	312
Unamortized warrants and options	(754,477)
Prepaid share-based compensation	(437,737)
Additional paid-in capital	52,854,846
(Deficit) accumulated during development stage	(51,552,551)
117,184
Total liabilities and stockholders’ equity	$ 4,330,638

The accompanying notes are an integral part of these consolidated financial statements

Genesis Bioventures, Inc.

(a Development Stage Company)

Condensed Consolidated Statement of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		September 19, 1994 (Inception) to September 30,
	2006	2005	2006	2005	2006
	(RESTATED)		(RESTATED)		(RESTATED)

Revenue	$ -	$ -	$ -	$ -	$ -

Expenses:
Depreciation and Amortization	452,009	451,997	1,360,400	1,357,333	9,034,641
Investor relations	-	61	-	2,192	2,449,073
Consulting and management fees	511,679	198,967	1,763,177	1,083,261	10,474,296
Rent	10,485	13,040	36,052	39,008	741,571
Salaries and benefits	51,605	(56,445)	162,852	(1,679)	1,921,617
Professional fees	9,665	4,306	191,937	59,438	2,644,329
Financing costs	-	-	1,146,223	-	1,146,223
Research and development	-	87,166	-	258,090	2,335,618
General and administrative expenses	50,826	20,762	191,624	56,251	2,690,567
Total expenses	1,086,269	719,854	4,852,265	2,853,894	33,437,935

Net operating (loss)	(1,086,269)	(719,854)	(4,852,265)	(2,853,894)	(33,437,935)

Other income (expense):
Interest (expense)	(100,616)	(102,288)	(314,668)	(254,622)	(1,739,463
Amortization of deemed discount	-	-	(52,500)	(1,046,739)	(5,130,707)
Foreign currency gain (loss)	227	(2,494)	(3,546)	(4,130)	(187,173)
Unrealized gain related to adjustment of derivative to fair value of underlying securities	37,817		86,075		86,075
Equity in loss of investments
Prion Developmental Laboratories, Inc.	-	-	-	-	(2,636,553)
Biotherapies Incorporated	-	-	-	-	(5,437,610)
Biomedical Diagnostics	-	-	-	-	(3,357,253)
Gain (loss) on debt settlements	-	-	-	-	642,803
Net (loss)	$(1,148,841)	$ (824,636)	$(5,136,904)	$ (4,159,385)	$ (51,197,816

Weighted average number of common shares outstanding - basic and fully diluted	69,402,946	30,660,156	57,095,422	30,722,555

Net (loss) per share – basic and fully diluted	$ (0.02)	$ (0.03)	$ (0.09)	$ (0.14)

The accompanying notes are an integral part of these consolidated financial statements

Genesis Bioventures, Inc.

(a Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,		September 19, 1994 (Inception) to September 30,
	2006	2005	2006
	(RESTATED)		(RESTATED)

Cash flows from operating activities
Net (loss)	$ (5,136,904)	$ (4,159,385)	$ (51,197,816)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Depreciation and amortization	1,360,400	1,357,333	9,034,641
Share-based compensation	1,322,749	672,711	7,801,480
Share-based interest payments	437,892	-	437,892
Financing fees	1,040,375	-	1,040,375
Equity in los on investment Biomedical Diagnostics	-	-	3,357,253
Equity in loss on investment Biotherapies	-	-	5,437,610
Equity in loss on investment Prion Developmental Laboratories, Inc.	-	-	2,636,553
In process research and development	-	-	750,000
Stock appreciation rights plan	-	-	29,230
Accretion of convertible notes payable, related party	127,782	-	127,782
Deemed discount on amortization of promissory notes	52,500	1,046,739	5,239,040
Loss (gain) on debt settlement	-	-	(642,803)
Unrealized gain related to adjustment of derivative to fair value of underlying securities	(86,075)	-	(86,075)
Decrease (increase) in assets
Accounts receivable	3,733	26	(546)
Advances receivable	(242,590)	-	(292,867)
Prepaid expenses	(60,136)	-	43,731
Other assets	1,521		1,521
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	132,790	552,925	6,748,926
Net cash (used) by operating activities	(1,045,963)	(529,651)	(9,534,073)

Cash flows from investing activities
Capital expenditures on property and equipment	(1,286)	-	(147,902)
Purchase of shares and bonds of Biotherapies, Inc.	-	-	(2,643,976)
Investment in Prion Developmental Laboratories	-	-	(2,636,553)
Acquisition of Biomedical Diagnostics, LLC, net of cash acquired	-	-	(2,696,756)
Cash acquired on consolidation	-	-	8,617
Investment in Biomedical Diagnostics	-	-	(3,000,000)
Investment in I.D. Certify, Inc.	-	-	(800,160)
Increase in deferred financing costs	-	-	(379,008)
Purchase of short-term investments	-	-	(441,511)
Redemption of short-term investments	-	-	441,511
Deposit on future acquisitions	-	-	(50,000)
Net cash (used) by investing activities	(1,286)	-	(12,345,738)

Genesis Bioventures, Inc.

(a Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Cash flows from financing activities
Exercise of share purchase warrants	-	-	63,000
Exercise of stock options	-	-	385,803
Issuance of promissory notes	1,315,000	283,000	9,822,933
Repayment of promissory notes	(144,250)	-	(895,931)
Common stock issued for cash	-	-	6,529,047
Common stock subscriptions	(135,000)	250,000	427,750
Preferred stock issued for cash	-	-	5,565,911
Net cash provided by financing activities	1,035,750	533,000	21,898,513

Net decrease (increase) in cash	(11,499)	3,349	18,702
Cash – beginning of period	30,201	1,181	-
Cash – end of period	$ 18,702	$ 4,530	$ 18,702

Supplemental disclosures:
Interest paid	$ -	$ -	$ 173,496
Income taxes paid	$ -	$ -	$ -

Shares issued in lieu of compensation	$ -	$ 644,792	$ 644,792
Shares issued in lieu of interest	$ 437,892	$ -	$ 437,892
Shares issued in settlement of debt	$ 2,097,500	$ -	$ 2,097,500

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

The Company's future operations are dependent upon the Company's ability to remain compliant with its medical technology license agreement with the University of Michigan, obtain third party financing in the form of debt and/or equity and ultimately to generate future profitable operations or income from its investments. Furthermore, the Company's equity investments may require additional funding from the Company to continue research and development and other operating activities. As of September 30, 2006, the Company is considered to be in the development stage as the Company has not commenced planned operations, or begun to generate revenues. The Company’s ability to continue as a going concern is in doubt because it has not generated revenues, and has experienced negative cash flow from operations and is not in compliance with the repayment terms of certain promissory note obligations. The Company had a working capital deficiency of $3,841,749 at September 30, 2006. The Company does not have sufficient working capital to sustain operations until the end of the year and is in immediate need of cash financing. The Company is currently looking to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms. If the Company is unable to obtain required financing, it may have to reduce or cease operations or liquidate certain assets.

Note 4 - Correction of Errors

The Company has restated its previously issued September 30, 2006 consolidated financial statements for matters related to the following previously reported items: an embedded derivative; warrant costs; and consulting and management expense. The accompanying financial statements for the three and nine month periods ended September 30, 2006 have been restated to reflect the corrections in accordance with statement of financial accounting standards No. 154,

GENESIS BIOVENTURES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Expressed in United States dollars)

“Accounting Change and Error Corrections”. The following is a summary of the restatements for September 30, 2006:

Increase (decrease) of previously reported accrued liabilities:
- unrecorded accrual of severance pay	36,000
- unrecorded accrual of director’s fees	18,000
- adjustment on derivative associated with convertible notes	(2,541)
- rounding adjustment	1
Increase of previously reported notes payable, related party:
- correct classification to convertible notes, related party	(168,000)
Increase of previously reported convertible notes payable, related party:
- unrecorded convertible notes payable, adjusted by embedded derivative	109,576
Increase of previously reported derivative liability, related party:
- unrecorded embedded derivative on convertible notes payable	100,131
Total increase in previously reported liabilities	93,167

Increase of previously reported shares authorized and un-issued:
- unrecorded common stock authorized for directors’ fees	30
(Increase) of previously reported unamortized warrants and options:
- correction of miscalculated warrant value using black-scholes	(487,634)
(Increase) of previously reported prepaid share-based compensation:
- unrecorded common stock authorized for directors’ fees	(54,624)
Increase of previously reported additional paid in capital:
- unrecorded common stock authorized for consulting services	56,970
- correction of miscalculated warrant value using black-scholes	744,486
Increase of previously reported (deficit) accumulated during development stage:
- correction of erroneous adjustments to retained earnings	(1,052)
- total increase in net loss due to correction of errors	(351,343)
Total increase in previously reported stockholders’ equity	(93,167)

Effects of above referenced adjustments on net loss:

Increase of previously reported consulting and management expenses	433,228
Decrease of previously reported miscellaneous expenses	(1,051)
Increase of previously reported interest expense	5,241
Increase of previously reported unrealized gain related to adjustment of derivative to fair value of underlying securities	(86,075)
Total increase in net loss	$ 351,343

The effect on the Company’s previously issued September 30, 2006 financial statements are summarized as follows:

GENESIS BIOVENTURES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Expressed in United States dollars)

Consolidated Balance Sheet as of September 30, 2006

	Previously Reported	Net Change	Restated
Assets
Current assets
Cash	$ 18,702	$ -	$ 18,702
Advances receivable - PDL	292,867	-	292,867
Prepaid expenses	60,136	-	60,136
Total current assets	371,705	-	371,705

Fixed assets, net	1,274	-	1,274

Other assets
Medical licenses	3,917,332	-	3,917,332
Intangible asset	36,000	-	36,000
Deposits	4,327	-	4,327
Total other assets	3,957,659	-	3,957,659

	$ 4,330,638	$ -	$ 4,330,638

Current liabilities
Accounts payable and
accrued expenses	1,216,901	51,460	1,268,361
Notes payable	2,564,147	-	2,564,147
Notes payable – related party	339,239	(168,000)	171,239
Convertible notes – related party	-	109,576	109,576
Derivative liability – related party	-	100,131	100,131
Total current liabilities	4,120,287	93,167	4,213,454

Stockholders’ equity
Preferred stock	6	-	6
Common stock	6,785	-	6,785
Shares authorized and un-issued	282	30	312
Unamortized warrants and options	(266,843)	(487,634)	(754,477)
Prepaid share-based compensation	(383,113)	(54,624)	(437,737)
Additional paid-in capital	52,053,390	801,456	52,854,846
(Deficit) accumulated during
development stage	(51,200,156)	(352,395)	(51,552,551)
Total stockholders’ equity	210,351	(93,167)	117,184

	$ 4,330,638	$ -	$ 4,330,638

GENESIS BIOVENTURES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Expressed in United States dollars)

Statement of Operations for the Nine Months Ended September 30, 2006

	Previously Reported	Net Change	Restated
Revenue	$ -	$ -	$ -

Depreciation and amortization	1,360,400	-	1,360,400
Consulting and management expense	1,329,949	433,228	1,763,177
Rent	36,052	-	36,052
Salaries and benefits	162,852	-	162,852
Professional fees	191,937	-	191,937
Financing costs	1,146,223	-	1,146,223
General & administrative	192,675	(1,051)	191,624

Net operating Loss	(4,420,088)	(432,177)	(4,852,265)

Interest expense, net	(309,427)	(5,241)	(314,668)
Amortization of discount	(52,500)	-	(52,500)
Foreign currency loss	(3,546)	-	(3,546)
Unrealized gain related to
adjustment of derivative to fair
value of underlying securities	-	86,075	86,075

Net Income (Loss)	$ (4,785,561)	$ (351,343)	$ (5,136,904)

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

Note 8 – Medical Technology Licenses

	September 30,
	2006	2005

Medical technology licenses	$ 12,655,926	$ 12,655,929
Accumulated amortization	(8,738,609)	(6,930,621)
	$ 3,917,317	$ 5,725,308

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

GENESIS BIOVENTURES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Expressed in United States dollars)

Note 9 – Promissory Notes Payable

	September 30,
	2006	2005

Shareholder and directors (a)	$ 380,946	$ 700,000
Payable to private investors:
Issued:
2001 (b)	151,647	151,647
2002 (c)	70,000	70,000
2004 (d)	917,500	2,315,000
2005 (e)	275,000	358,000
2006 (f)	1,000,000	-
2006 (g)	150,000	-
Less: Unamortized discount relating to warrants and beneficial conversion feature	(-0-)	(52,500)
	$ 2,945,093	$ 3,534,147

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

In March of 2006, the Company entered into “Termination and Convertible Promissory” notes with three former officers and one former employee of the Company, ("Convertible notes payable, related party"), whereby the Company has agreed to provide severance in the total

GENESIS BIOVENTURES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Expressed in United States dollars)

amount of $24,000 per month for a period of 12 months. The severance shall accrue monthly in the form of a note bearing interest at a rate of 6% per annum and maturing on April 1, 2007. Each note is convertible into shares of the Company’s common stock based on the current quoted market rate at the time of conversion. At September 30, 2006 the Company had an accrued balance of $109,576, and a related derivative liability in the amount of $100,131.

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

The accompanying financial statements comply with current requirements relating to warrants and embedded warrants as described in FAS 133, EITF 98-5 and 00-27, and APB 14 as follows:

•

Subsequent to the initial recording, the increase in the fair value, determined under the Black-Scholes option pricing formula and the increase in the intrinsic value of the embedded derivative in the conversion feature of the convertible debentures are accrued as adjustments to the liabilities at September 30, 2006.

•

The expense relating to the increase in the fair value of the Company’s stock reflected in the change in the fair value of the derivatives (noted above) is included as an other comprehensive income item in the form of an unrealized interest expense arising from convertible financing on the Company’s balance sheet.

•	Accreted principal of $100,131 as of September 30, 2006.

The following table summarizes the various components of the convertible debentures as of September 30, 2006:

Convertible debentures:	$ 109,576
Derivative liability	100,131
209,707

Adjustment of derivative and warrant liability to fair value	86,075
Accretion of principal related to convertible debenture	(7,782)
Total convertible debentures:	$288,000

The Company has accrued advances for operating expenses from a former officer of its wholly-owned subsidiary totaling $33,239 as of September 30, 2006. The advances are non-interest bearing and due on demand.

(b)          During August through October 2001, the Company raised $151,647 through the issuance of promissory notes to third parties. The notes bear interest from 5% per month to 10% per annum, are unsecured and mature ninety (90) to one hundred fifty (150) days after funds are advanced. Warrants to acquire 35,000 common shares were issued as consideration for the loans. The fair value of the warrants of $31,580 has been recorded as a discount to the

GENESIS BIOVENTURES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Expressed in United States dollars)

promissory notes and is being amortized over the term of the notes to interest expense. During the year ended December 31, 2003, the Company issued 25,900 share purchase warrants exercisable at $0.75 per share to extend maturity date to August 31, 2005. The fair value of the warrants of $10,164 has been recorded as interest expense. As of September 30, 2006, the Company repaid principal in the amount of $42,250 and the remaining loan balance is $151,647. The loan is currently in default and interest accrues at 12% annually.

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

GENESIS BIOVENTURES, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Expressed in United States dollars)

(e)          During 2005, the Company raised a further $358,000 through the issuance of promissory notes. The notes bear interest from 10% to 18% per annum, are unsecured and mature ninety (90) to two hundred seventy (270) days after funds are advanced. Warrants to acquire 187,500 common shares were issued as consideration for certain of these loans. The warrants are exercisable at $0.20 per common share. The fair value of the warrants of $12,056 has been recorded as a discount to the promissory notes and has been fully amortized to interest expense for the period to September 30, 2006. The carrying value of promissory notes of $70,000 at the time of issuance was determined by discounting the future stream of interest and principal payments at the prevailing market rate for a similar liability that does not have an associated equity component. The balance of $105,000 was allocated to the conversion option included in shareholders’ equity. The discount on the face value of the convertible note is being accrued over the term of the debt. On March 15, 2006, the Company repaid $75,000 principal and interests totaling $5,600. As of September 30, 2006, the remaining principal balance was $275,000.

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

On June 15, 2006, the Company issued 2,500,000 shares of its $0.0001 par value common stock pursuant to its bridge financing agreement (see note 9). The fair value of the shares was recorded as a financing fee in the amount of $650,000.

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

Note 11 - Subsequent events

On October 11, 2006, the Company issued a total of 1,450,000 shares of its par value common stock for shares due pursuant to agreements authorized and recorded as of September 30, 2006.

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

We have operated since our inception as a research and development entity and have accordingly incurred losses from operations. For the last two fiscal years ended December 31, 2005 and 2004, we sustained net losses of $6,002,089 and $5,017,908, respectively. At September 30, 2006, we had a working capital deficit of $3,841,749. As a result of our financial condition, our financial statements for the period ended September 30, 2006 reflect the fact that without the realization of additional capital, it would be unlikely for us to continue as a going concern.

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

During the first quarter of 2006, we began a private placement of Bridge Notes of up to a principal amount of $1,000,000, whereby each investor shall receive that number of shares of common stock equal to 2.5 times the principal amount of the note. In addition to receiving these funds, we have agreed to pay a commission of 10% of the gross proceeds from the sale of Bridge Notes. As of September 30, 2006, this offering had been closed.

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

Liquidity and Capital Resources at September 30, 2006 and December 31, 2005.

The following table summarizes current assets, liabilities and working capital at September 30, 2006 compared to December 31, 2005.

	September 30, 2006	December 31, 2005	Increase / (Decrease)
			$	%

Current Assets	$371,705	$84,211	$287,494	341%

Current Liabilities	$4,213,454	$4,935,296	$(721,842)	(15%)

Working Capital (Deficit)	$(3,841,749)	$(4,851,085)	$(1,009,336)	(21%)

Cash flows used in operating activities totaled $1,045,963 for the nine months ended September 30, 2006. Additionally, we incurred a net loss of $5,136,904 for the nine months ended September 30, 2006, which was an increase of $977,519 during the same period the year before. We increased our net loss particularly as a result of increased costs of amortization, consulting and management fees, and salaries and benefits. This increase was partially offset, however by an increase in amortization of deemed discount. As GBI is currently structured, we expect to incur continuing losses from the operation of Biomedical Diagnostics LLC.

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

During the second quarter of 2006, we closed our private placement of Bridge Notes for a principal amount of $1,000,000, whereby each investor of the note shall receive the number of shares of common stock equal to 2.5 times the principal amount of the note purchased. Additionally, we issued 2,500,000 shares of our common stock to the note holders. Each note carries 12% interest, which is to subject to an increase to 18% after 90 days from the date of issuance. In addition to receiving these funds, we have agreed to pay a commission of 10% of the gross proceeds from the sale of Bridge Notes. At the closing of our private placement, we had 32 accredited investors and had raised a total of $1,000,000.

During the third quarter, the Company entered into promissory notes totaling $150,000 with a maturity date of October 18, 2006 and bearing an interest rate of 10% per annum with the entire principal balance due upon completion of financing. Under the terms of these notes, the Company agreed to pay the interest in the form of restricted common stock at a rate of 2 shares for every dollar lent by the holder

As of September 30, 2006, we had cash on hand of approximately $18,702 and a working capital deficiency of $3,841,749. Cash on hand is not sufficient to meet our current needs.

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

The Company’s future operations are dependent upon the Company's ability to remain compliant with its medical technology license agreement with the University of Michigan, obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from its investments. Furthermore, the Company's equity investments may require additional funding from the Company to continue research and development and other operating activities. As of September 30, 2006, the Company is considered to be in the development stage as the Company has not commenced planned operations, or begun to generate revenues. The Company’s ability to continue as a going concern is in doubt because it has not generated revenues, and has experienced negative cash flow from operations and is not in compliance with the repayment terms of certain promissory note obligations. The Company had a working capital deficiency of $3,841,749 as at September 30, 2006. The Company does not have sufficient working capital to sustain operations until the end of the year and is in immediate need of cash financing. The Company is currently looking to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms. If the Company is unable to obtain required financing, it may have to reduce or cease operations or liquidate certain assets.

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

We have operated since our inception as a research and development entity and have accordingly incurred losses from operations. For the last two fiscal years ended December 31, 2005 and 2004, we sustained net losses of $6,002,089 and $5,017,908, respectively. At September 30, 2006 we had a working capital deficit of $3,841,749. Capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations since inception. We are in need of additional capital to continue our operations and have been dependent on the proceeds of private placements of our securities to satisfy working capital requirements. We will continue to be dependent upon the proceeds of future offerings or to fund development of products, short-term working capital requirements, marketing activities and to continue implementing the current business strategy. There can be no assurance that we will be able to raise the necessary capital to continue operations.

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

Item 3. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, Douglas C. Lane, our Chief Executive Officer and Mark Franzen, our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal accounting officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, Mr. Lane and Mr. Franzen concluded that as of September 30, 2006, our disclosure controls and procedures were not effective at the reasonable assurance level. Furthermore, as a result of having to amend and restate this quarterly report, Mr. Lane had conducted a new evaluation and concluded that as of date of this filing, our disclosure controls and procedures were once again not effective at the reasonable assurance level due to the material weaknesses described below.

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

3.

In addition to the errors mentioned above, which have led us to the restatement of our unaudited statements for the nine-month period ended September 30, 2006, we also were unable to meet our requirements to timely file our quarterly report on Form 10-QSB for the period ended September 30, 2006. Management evaluated the impact of our inability to timely file periodic reports with the Securities and Exchange Commission on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in the inability to timely make these filings represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Remediation of Material Weaknesses

To remediate the material weaknesses in our disclosure controls and procedures identified above, in addition to working with our independent auditors, we engaged Accuity Financial Services, Inc., a consulting firm that provides expertise in accounting matters and performs accounting services on an outsourced basis, to supplement our internal accounting and bookkeeping capabilities. Additionally, Accuity Financial has agreed to assist us in the implementation of internal control enhancement policies and procedures.

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
Douglas C. Lane
President and Principal Accounting Officer
(On behalf of the registrant and as principal
accounting officer)

Date: May 16, 2007