Form 10KSB/A
period 2006-12-31
GENESIS BIOVENTURES INC
filed 2007-05-18
CIK 1084966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

(Amendment No. 1)

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

*EXPLANATORY NOTE – Following the initial filing of this Form 10-KSB, the Company discovered that it had inadvertently included an incorrect version of the Consolidated Statements of Cash Flows within its Annual Report of Form 10-KSB for the year ended December 31, 2006 (the “Original Filing”). The Company is amending its Annual Report on Form 10-KSB with this Amendment No. 1 in order to insert the correct version of the audited Consolidated Cash Flows for the periods of December 31, 2006 and September 19, 1994 (Inception) to December 31, 2006. No disclosure was changed as a result of providing the correct version of the Consolidated Statements of Cash Flows and there were no other changes to the Form 10-KSB for the year ended December 31, 2006.

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

  our current lack of working capital;

  our ability to efficiently finalize our corporate restructuring;

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

  inability to efficiently manage our operations;

  our ability to raise adequate debt or equity financing;

  our ability to attract and retain key personnel;

  inability to achieve future sales levels or other operating results;

  the unavailability of funds for capital expenditures; and

  operational inefficiencies in distribution or other systems.

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

  Recruited a new Director and strong business and scientific advisors;

  Appointed Dr. John Todd, M.D. as Chairman of GBI’s newly formed Clinical Advisory Board;

  Relocated the corporate offices to Los Angeles;

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

Cash flows used in operating activities totaled $1,216,420 for the year ended December 31, 2006. Additionally, we incurred a net loss of $6,425,424 for the year ended December 31, 2006, which was an increase of $423,335 when compared to the same period the year before.

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

As of December 31, 2006, we had cash on hand of approximately $10,495 and a working capital deficiency of $4,010,599. Cash on hand is not sufficient to meet our current needs.

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

  Disclose certain price information about the stock;

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

  We have entered into an engagement agreement with Experigen Management Company, whereby Mr. Lane, Experigen's President, agreed to serve as a non-employee Interim Chief Executive Officer upon Mr. McCartney's resignation. Concurrent with the resignations of Mr. McKinney and Mr. Pasemko from the Board of Directors, Mr. Lane was appointed to serve as the Chairman of the Board.

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

Dr. Ian B. Woods, M.D., Ph.D currently serves as a Director of the Company. He was the Company’s Vice President of Science and Technology from 2001 to 2003 and was the Company’s Vice President, Operations from 1998 to 2000. Dr. Woods is the senior founding partner of the Burke Mountain Medical Centre in Port Coquitlam, British Columbia, where he has conducted a general medical practice since 1977. Over the last 10 years, he has provided medical and scientific consulting services to a number of public and private companies in themedical sector. He has also served for over 20 years at various times on the Medical Advisory, Pediatric Advisor, and Medical Manpower Committees on the Royal Columbian Hospital in British Columbia, Canada. He received his Ph.D. in Physics and his M.D. from the University of British Columbia.

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

Director Independence

The Board of Directors has analyzed the independence of each director and has concluded that Mr. Dyakowski and Mr. Atzen are considered to be independent directors in accordance with the director independence standards of the American Stock Exchange, and has determined that they do not have a material relationship with GBI, which would impair their independence from management.

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

  Compliance with applicable governmental laws, rules and regulations;

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

    One stock certificate for 1,229,092 shares of GBI’s common stock;

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

On July 7, 2006, the Board of Directors approved the “2006 Consultant Stock Plan”, in which common stock may be granted to employees, officers, directors, consultants, and other service providers. Pursuant to this plan we reserved 3,000,000 shares that could be issued under this plan and filed a Registration Statement on Form S-8 on July 21, 2006 registering these shares. As of December 31, 2006, we had 1,188,236 shares available for issuance under this plan.

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

  Figures are rounded to the nearest tenth of a percent.

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

Lawrence Pasemko

                  We signed a consulting agreement with 553867 BC Ltd (“BC”), which Mr. Pasemko wasthe President. Pursuant to the agreement with BC, Mr. Pasemko operated as our Executive Vice President. Upon our decision to reorganize and relocate our operations, Mr. Pasemko submitted his resignation as our Executive Vice President and terminated the agreement with BC on March 31, 2006.

During the first quarter of 2006, we borrowed $165,000 from Messrs. McCartney, McKinney and Pasemko at a rate of 6% per annum. The notes matured as of June 30, 2006 and we had made principal payments of $27,000. Currently, we owe $138,000 under these notes and are accruing interest at the default rate of 10%.

Douglas C. Lane

On April 3, 2006 we entered into a non-employee Interim Chief Executive Officer Engagement letter with Experigen Management, whereby Douglas C. Lane, the President of Experigen, agreed to perform the services of our Interim Chief Executive Officer for a term of 18 months. Upon certain criteria being fulfilled a full time employee agreement will be entered into between us and Mr. Lane to serve as the CEO. Pursuant to the agreement, we agreed to pay Experigen $17,000 per month for the term of the Interim CEO agreement. Additionally, we agreed to issue Experigen 1,229,092 shares of common stock and warrant to purchase 3,072,732 shares of common stock. A more detailed description of the agreement terms is described above under Executive Compensation.

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

Date: May 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Douglas Lane	Chief Executive Officer & Chairman	May 16, 2007
Douglas C. Lane	(Principal Executive Officer & Principal Financial Officer)

Jonathan Atzen	Director	May 16, 2007
Jonathan Atzen

/s/ Antony Dyakowski	Director	May 16, 2007
Antony Dyakowski

Robert Lutz	Director	May 16, 2007
Robert Lutz

/s/ Victor Voebel	Director	May 16, 2007
Victor Voebel, Jr.

GENESIS BIOVENTURES, INC.

Index To Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets, December 31, 2006 and 2005	F-2

Consolidated Statements of Operations for the Years Ended December 31, 2006 and 2005	F-3

Consolidated Statement of Stockholders' Equity for the Years Ended December 31, 2006 and 2005	F-4 – F-11

Consolidated Statements of Cash Flows for the Year Ended December 31, 2006 and 2005	F-12 – F-13

Notes to Consolidated Financial Statements	F-14 – F-41

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

Henderson, NV

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

	December 31,		September 19, 1994 (Inception) to December 31,
	2006	2005	2006
Cash flows from operating activities
Net (loss)	$ (6,425,424)	$ (6,002,089)	$ (52,486,336)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Depreciation and amortization	1,812,443	1,809,330	9,486,684
Share-based compensation	1,485,742	1,299,095	7,964,473
Share-based interest payments	185,000	-	185,000
Deemed discount on amortization of promissory notes	52,500	1,140,435	5,239,040
Equity in loss on investment in Biomedical Diagnostics	-	-	3,357,253
Equity in loss on investment in Biotherapies	-	-	5,437,610
Equity in loss on investment in Prion Developmental Laboratories	-	200,000	2,636,553
In process research and development	-	-	750,000
Accretion of convertible notes payable, related party	10,506	-	10,506
Stock appreciation rights plan	-	-	29,230
Loss (gain) on debt settlement	-	-	(642,803)
Unrealized gain related to adjustment of derivative to fair value of underlying securities	(30,530)	-	(30,530)
Decrease (increase) in assets:
Accounts and other receivables	5,254	556	975
Advances receivable	(246,221)	(50,277)	(296,498)
Prepaid expenses	(1,906)	-	101,960
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	1,936,316	918,465	8,552,353
Net cash (used) by operating activities	(1,216,420)	(684,485)	(9,704,530)

Cash flows from investing activities
Capital expenditures on property and equipment	(1,286)	-	(147,902)
Purchase of shares and bonds of Biotherapies, Inc.	-	-	(2,643,976)
Investment in Prion Developmental Laboratories	-	-	(2,636,553)
Acquisition of Biomendical Diagnostics, LLC, net of cash acquired	-	-	(2,696,756)
Cash acquired on consolidation	-	-	8,617
Investment in Biomedical Diagnostics	-	-	(3,000,000)
Investment in I.D. Certify, Inc.	-	-	(800,160)
Increase in deferred financing costs	-	-	(379,008)
Purchase of short term investments	-	-	(441,511)
Redemption of short term investments	-	-	441,511
Deposit on future acquisitions	-	-	(50,000)
Net cash (used) by investing activities	(1,286)	-	(12,345,738)

Cash flows from financing activities
Exercise of share purchase warrants	-	-	63,000
Exercise of stock options	-	-	385,803
Issuance of promissory notes	1,300,000	328,505	9,807,933

Genesis Bioventures, Inc.

(a Development Stage Company)

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2006 and 2005

and For the Period September 19, 1994 (Inception) to December 31, 2006

Repayment of promissory notes	(102,000)	-	(853,681)
Common stock issued for cash	-	250,000	6,529,047
Common stock subscriptions	-	135,000	562,750
Preferred stock issued for cash	-	-	5,565,911
Net cash provided by financing activities	1,198,000	713,505	22,060,763

Net (decrease) increase in cash	(19,706)	29,020	10,495
Cash – beginning	30,201	1,181	-
Cash – ending	$ 10,495	$ 30,201	$ 10,495

Supplemental disclosures:
Interest paid	$ -	$ -	$ 121,553
Income taxes paid	$ -	$ -	$ -

Shares issued in lieu of compensation	$ 705,540	$ 644,792	$ 1,350,332
Shares issued in lieu of interest	$ 481,874	$ 437,892	$ 919,766
Shares issued in settlement of debt	$ 3,782,490	$ 2,097,500	$ 5,879,990

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

Genesis Bioventures, Inc.

(a Development Stage Company)

Notes to the Financial Statements

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

Genesis Bioventures, Inc.

(a Development Stage Company)

Notes to the Financial Statements

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

Genesis Bioventures, Inc.

(a Development Stage Company)

Notes to the Financial Statements

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

Genesis Bioventures, Inc.

(a Development Stage Company)

Notes to the Financial Statements

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

On May 25, 2006, the Company authorized the issuance of 100,000 shares of its $0.0001 par value common stock to each of three directors. The fair value of the 300,000 shares issued was $57,000, and is being amortized over the two year term of their services. As of December 31, 2006, the shares remained un-issued. During the year ended December 31, 2006, the Company amortized $16,626 of the prepaid compensation and recorded it as directors’ fees expense. The unamortized balance of $40,374 was outstanding at December 31, 2006 and will be amortized over the remaining sixteen months of the agreement.

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

On September 5, 2006, the Company authorized the issuance of 100,000 shares of its $0.0001 par value common stock pursuant to a one year consulting agreement. The Company recorded prepaid compensation of $21,000 to be amortized over the life of the agreement. During 2006, the Company amortized $7,000 as consulting expense and $14,000 remained unamortized. The shares were subsequently issued on October 11, 2006.

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

The fair value of each option and warrant grant are estimated on the date of grant using the

Genesis Bioventures, Inc.

(a Development Stage Company)

Notes to the Financial Statements

Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

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

Genesis Bioventures, Inc.

(a Development Stage Company)

Notes to the Financial Statements

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

Note 12 – Deferred Taxes

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

Genesis Bioventures, Inc.

(a Development Stage Company)

Notes to the Financial Statements

statements presented within this report, and the previous 2006 10QSB filings will subsequently be restated during the beginning of 2007.

The impact on the interim financial reports is approximately as follows:

	For the three months ending,
	March 31, 2006	June 30, 2006	September 30, 2006

Additional net loss to be reported:	$302,500	$ 57,000	$202,800