Form 10QSB
period 2007-03-31
GENESIS BIOVENTURES INC
filed 2007-05-21
CIK 1084966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The number of shares of Common Stock, $0.0001 par value, outstanding on May 21, 2007, was 76,090,833 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐	No ☒

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

Genesis Bioventures, Inc.

(a Development Stage Company)

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2007	2006
Assets	(UNAUDITED)

Current assets:
Cash and cash equivalents	$46,354	$10,495
Due from related party	385,748	296,498
Prepaid expenses	53,555	1,906
Total current assets	485,657	308,899

Fixed assets, net of accumulated
depreciation of $103 and $57, respectively	1,182	1,228

Other assets:
Medical technology licenses, net of accumulated
amortization of $9,642,603 and $9,190,606, respectively	3,013,323	3,465,320
Intangible assets	-	36,000
Deposits	4,327	4,327
Total other assets	3,017,650	3,505,647
	$3,504,489	$3,815,774

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable	$588,399	$582,039
Accrued expenses (related party, $182,821 and $227,048)	807,813	619,097
Notes payable (related party, $421,239 and $421,239)	3,325,386	2,850,386
Convertible notes payable, related party	113,222	112,300
Derivative liability, related party	133,559	155,676
Total current liabilities	4,968,379	4,319,498

Stockholders' (Deficit):
Preferred stock, $0.0001 par value, 100,000,000
shares authorized 63,562 shares issued and outstanding	6	6
Common stock, $0.001 par value, 100,000,000
shares authorized, 75,103,907 and 72,213,297
issued and outstanding at March 31, 2007
and December 31, 2006, respectively	7,510	7,221
Shares authorized and unissued	76	226
Unamortized warrants and options based compensation	(378,982)	(570,292)
Prepaid share-based compensation	(237,396)	(335,836)
Additional paid-in capital	53,357,714	53,236,022
(Deficit) accumulated during development stage	(54,212,818)	(52,841,071)
	(1,463,890)	(503,724)
	$3,504,489	$3,815,774

The accompanying notes are an integral part of these consolidated financial statements.

Genesis Bioventures, Inc.

(a Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

			September 19, 1994
	For the three months ended		(Inception) to
	March 31,		March 31,
	2007	2006	2007
		(RESTATED)

Revenue	$-	$-	$-

Expenses:
Depreciation and amortization	452,043	451,997	9,938,727
Investor relations	-	-	2,449,073
Consulting and management fees	491,684	441,000	11,437,200
Rent	16,479	10,130	773,119
Salaries and benefits	14,076	54,611	1,947,528
Professional fees	172,078	79,959	2,863,703
Financing costs	89,128	82,000	1,355,841
Research and development	-	-	2,335,618
General and administrative expenses	77,583	101,920	2,828,924
Total expenses	1,313,071	1,221,617	35,929,733

Net operating (loss)	(1,313,071)	(1,221,617)	(35,929,733)

Other income (expense):
Interest (expense)	(80,793)	(124,084)	(1,874,504)
Amortization of deemed discount	-	(26,250)	(5,130,707)
Foreign currency gain (loss)	-	(3,492)	(187,173)
Unrealized gain related to adjustment of derivative
to fair value of underlying securities	22,117	21,482	52,647
Equity in loss of investments:
Prion Developmental Laboratories Inc	-	-	(2,636,553)
Biotherapies Incorporated	-	-	(5,437,610)
Biomedical Diagnostics	-	-	(3,357,253)
Gain (loss) on debt settlements	-	-	642,803
Net (loss)	$(1,371,747)	$(1,353,961)	$(53,858,083)

Weighted average number of common shares outstanding -
basic and fully diluted	74,592,626	43,228,106

Net (loss) per share - basic and fully diluted	$(0.02)	$(0.03)

The accompanying notes are an integral part of these consolidated financial statements.

 Genesis Bioventures, Inc.

(a Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

			September 19, 1994
	For the three months ended		(Inception) to
	March 31,		March 31,
	2007	2006	2007
		(RESTATED)
Cash flows from operating activities
Net (loss)	$(1,371,747)	$(1,353,961)	$(53,858,083)
Adjustment to reconcile net (loss) to net
cash (used) by operating activities:
Depreciation and amortization	452,043	451,997	9,938,727
In process research and development	-	-	750,000
Intangible asset impairment	36,000	-	36,000
Share-based compensation	343,499	-	8,307,972
Share-based finance costs and interest payments	43,750	13,772	228,750
Equity in loss on investment Biomedical Diagnostics	-	-	3,357,253
Equity in loss on investment Biotherapies	-	-	5,437,610
Equity in loss on investment Prion Developmental Laboratories, Inc.	-	-	2,636,553
Stock appreciation rights plan	-	-	29,230
Accretion of convertible notes payable, related party	922	290,531	11,428
Deemed Discount on amortization of promissory Notes	-	26,250	5,239,040
Loss (gain) on debt settlement	-	-	(642,803)
Unrealized gain related to adjustment of derivative to fair value of
underlying securities	(22,117)	(21,482)	(52,647)
Decrease (increase) in assets:
Accounts receivable	-	2,012	975
Due from related party	(89,250)	(218,808)	(385,748)
Prepaid expenses	(51,649)	-	50,311
Increase (decrease) in liabilities:
Accounts payable	146,360	-	4,146,360
Accrued expenses	73,048	178,235	4,625,401
Net cash (used) by operating activities	(439,141)	(631,454)	(10,143,671)

Cash flows from investing activities
Capital expenditures on property and equipment	-	-	(147,902)
Purchase of shares and bonds of Biotherapies, Inc.	-	-	(2,643,976)
Investment in Prion Development Laboratories	-	-	(2,636,553)
Acquisition of Biomedical Diagnostics, LLC, net of cash acquired	-	-	(2,696,756)
Cash acquired on consolidation	-	-	8,617
Investment in Biomedical Diagnostics	-	-	(3,000,000)
Investment in I.D. Certify, Inc	-	-	(800,160)
Increase in deferred financing costs	-	-	(379,008)
Purchase of short term investments	-	-	(441,511)
Redemption of short-term investments	-	-	441,511

Deposit on future acquisitions	-	-	(50,000)
Net cash (used) in investing activities	-	-	(12,345,738)

Cash flows from financing activities
Exercise of share purchase warrants	-	-	63,000
Exercise of stock options	-	-	385,803
Proceeds from long term debt	500,000	820,000	10,307,933
Repayment of promissory notes	(25,000)	(75,000)	(878,681)
Common stock issued for cash	-	-	6,529,047
Common stock subscriptions	-	-	562,750
Preferred stock issued for cash	-	-	5,565,911
Net cash provided by financing activities	475,000	745,000	22,535,763

Net (decrease) increase in cash	35,859	113,546	46,354
Cash - beginning of period	10,495	30,201	-
Cash - end of period	$46,354	$143,747	$46,354

Supplemental disclosures:
Interest paid	$-	$121,553
Income taxes paid	$-	$-

Common stock issued in lieu of compensation	$-	$-
Common stock issued in lieu of interest	$-	$401,739
Common stock issued in settlement of debt	$24,332	$700,000

The accompanying notes are an integral part of these consolidated financial statements.

Genesis Bioventures, Inc.

(a Development Stage Company)

Notes to Condensed Consolidated Financial Statements

Note 1 – Organization

The Company was originally incorporated in the State of New York under the name of Flexx Realm, Inc. on September 19, 1994, at which time it was listed on the Over the Counter Bulletin Board. The Company was a shell company and did not carry on any tangible business for the most part. On November 3, 1998, the Company changed its name to BioLabs, Inc. and changed its focus to biomedical research. At this time the Company entered into a joint venture with Biotherapies, Inc. On November 28, 2000, the Company began doing business as Genesis Bioventures, Inc. and became listed on the American Stock Exchange on December 19, 2000. On October 28, 2001, the Company amended its charter to formally change its name to Genesis Bioventures, Inc. On November 30, 2001, the Company entered into a Purchase Agreement with Biotherapies, Inc. (“Biotherapies”), a Michigan corporation, whereby the Company acquired Biotherapies’ 50% interest in Biomedical Diagnostics, LLC, (“Biomedical Diagnostics”), a Michigan limited liability company, which at the time the Company owned the other 50% interest. Consequently, Biomedical Diagnostics became our wholly-owned subsidiary.

In addition to Biomedical Diagnostics, the Company currently have a 38% equity interest in Prion Developmental Laboratories, Inc. (“PDL”), a private Delaware company specializing in the development of rapid and inexpensive tests to detect Mad Cow disease and Chronic Wasting Disease. The Company originally became involved in PDL pursuant to an Investment Agreement dated September 8, 2000. The Company invested a total of $2.0 million in PDL which provided us with a 25% equity ownership. On August 22, 2001, the Company exercised a right of first refusal to invest additional funds in PDL, by exercising a warrant to purchase an additional one million shares of PDL common stock for $400,000. This increased its equity interest in PDL to 33%. On March 30, 2006 the Company invested additional funds pursuant to an agreement to acquire all the remaining shares owned by PDL’s parent company and now have approximately a 38% interest.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these condensed consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2006 and notes thereto included in the Company's Form 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Genesis Bioventures, Inc.

(a Development Stage Company)

Notes to Condensed Consolidated Financial Statements

Recently Issued Accounting Standards

In February 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement 115” that provides companies with an option to report certain financial assets and liabilities in their entirety at fair value. This statement is effective for fiscal years beginning after November 15, 2007. The fair value option may be applied instrument by instrument, and may be applied only to entire instruments. A business entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. We are evaluating SFAS 159 and have not yet determined the impact the adoption will have on the consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), to provide guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Under SAB 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years existing in the current year's ending balance sheet. SAB 108 will become effective for the Company in its fiscal year ending December 31, 2007. The Company is currently evaluating the impact of the provisions of SAB 108 on its financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value for both assets and liabilities through a fair value hierarchy and expands disclosure requirements. SFAS 157 is effective for financial statements issued or fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are evaluating SFAS 157 and have not yet determined the impact the adoption will have on the consolidated financial statements.

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a minimum recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition for tax related positions.  FIN 48 becomes effective for the Company on January 1, 2007.  The Company is currently in the process of determining the effect, if any, the adoption of FIN 48 will have on the consolidated financial statements.

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

The Company's future operations are dependent upon the Company's ability to remain compliant with its medical technology license agreement with the University of Michigan, obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from its investments. Furthermore, the Company's equity investments may require additional funding from the Company to continue research and development and other operating activities. As of March 31, 2007, the Company is considered to be in the development stage as the Company has not yet commenced planned operations, or begun to generate revenues. The Company’s ability to continue as a going concern is in doubt because it has not generated revenues, and has experienced negative cash flow from operations and is not in compliance with the repayment terms of certain promissory note obligations. The Company had a working capital deficiency of $4,482,722 as of March 31, 2007. The Company does not have sufficient working capital to sustain operations until the end of the year and is in immediate need of cash financing. The Company is currently looking to secure additional funds through future debt or equity financings. Such financings may be not available or may not be available on reasonable terms. If the Company is unable to obtain required financing, it may have to reduce or cease operations or liquidate certain assets.

Note 4 - Correction of Errors

The Company has restated its previously issued March 31, 2006 consolidated financial statements for matters related to the following previously reported items: an embedded derivative and consulting and management expense related to an unrecorded accrual for unpaid severance fees. The accompanying comparative financial statements for the three month period ended March 31, 2006 have been restated to reflect the corrections in accordance with statement of Financial Accounting Standards Board No.154, “Accounting Change and Error Correction”. The following is a summary of the restatements for March 31, 2006:

Genesis Bioventures, Inc.

(a Development Stage Company)

Notes to Condensed Consolidated Financial Statements

Increase (decrease) of previously reported accrued liabilities:
- unrecorded accrual of severance pay	12,000
- rounding adjustment	(2)
Increase of previously reported convertible notes payable, related party:
- unrecorded convertible notes payable, adjusted by embedded derivative	104,325
Increase of previously reported derivative liability, related party:
- unrecorded embedded derivative on convertible notes payable	164,724
Total increase in previously reported liabilities	281,047

Increase of previously reported (deficit) accumulated during development stage:
- correction of erroneous adjustments to retained earnings	(1,049)
- total increase in net loss due to correction of errors	(279,998)
Total increase in previously reported stockholders’ equity	(281,047)

Effects of above referenced adjustments on net loss:

Increase of previously reported consulting and management expenses	300,000
Decrease of previously reported miscellaneous expenses	(1,051)
Increase of previously reported interest expense	2,531
Increase of previously reported unrealized gain related to adjustment of
Derivative to fair value of underlying securities	(21,482)
Total increase in net loss	$ 279,998

The effect on the Company’s previously issued March 31, 2006 financial statements are summarized as follows:

Consolidated Balance Sheet as of March 31, 2006

	Previously Reported	Net Change	Restated
Assets
Current assets
Cash	$ 143,747	$ -	$ 143,747
Accounts and other receivables	1,721	-	1,721
Advances receivable - PDL	269,085	-	269,085
Total current assets	414,553	-	414,553

Fixed assets, net	4,397	-	4,397

Other assets
Medical licenses	4,821,311	-	4,821,311
Intangible asset	1,462	-	1,462
Total other assets	4,822,773	-	4,822,773

Genesis Bioventures, Inc.

(a Development Stage Company)

Notes to Condensed Consolidated Financial Statements

	$ 5,241,723	$ -	$ 5,241,723

Current liabilities
Accounts payable and
accrued expenses	981,943	11,998	993,941
Notes payable	3,722,985	-	3,722,985
Notes payable – related party	75,500	-	75,500
Convertible notes – related party	-	104,325	104,325
Derivative liability – related party	-	164,724	164,724
Total current liabilities	4,780,428	281,047	5,061,475

Stockholders’ equity
Preferred stock	6	-	6
Common stock	5,336	-	5,336
Additional paid-in capital	47,944,514	-	47,944,514
(Deficit) accumulated during
development stage	(47,488,561)	(281,047)	(47,769,608)
Total stockholders’ equity	461,295	-	180,248

	$ 5,241,723	$ -	$ 5,241,723

Statement of Operations for the Three Months Ended March 31, 2006

	Previously Reported	Net Change	Restated
Revenue	$ -	$ -	$ -

Depreciation and amortization	451,997	-	451,997
Consulting and management expense	141,000	300,000	441,000
Rent	10,130	-	10,130
Salaries and benefits	54,611	-	54,611
Professional fees	79,959	-	79,959
Financing costs	82,000	-	82,000
General & administrative	102,971	(1,051)	101,920

Net operating Loss	(922,668)	(298,949)	(1,221,617)

Interest expense, net	(121,553)	(2,531)	(124,084)
Amortization of discount	(26,250)	-	(26,250)
Foreign currency loss	(3,492)	-	(3,492)
Unrealized gain related to
adjustment of derivative to fair
value of underlying securities	-	21,482	21,482

Net Income (Loss)	$ (1,073,963)	$ (279,998)	$ (1,353,961)

Genesis Bioventures, Inc.

(a Development Stage Company)

Notes to Condensed Consolidated Financial Statements

Note 5 – Commitment and Contingencies

The Company has no pending litigation currently and management is not aware of any threatened litigation.

Note 6 – Long Term Investments

Long-term investments:

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
$4,003,607

Genesis Bioventures, Inc.

(a Development Stage Company)

Notes to Condensed Consolidated Financial Statements

(b)	Investment in Biotherapies, Inc.
		March 31,
		2007	2006

	Investment in Biotherapies, Inc.	$ 5,437,611	$ 5,437,611
	Equity in losses and write-down	(5,437,611)	(5,437,611)
		$ -	$ -

	Ownership percentage	2007	2006

Biotherapies, Inc. (b)	(2006 and 2005 - 8.96%)	$-	$-

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

(c)	Investment in Prion Developmental Laboratories, Inc.

	March 31,	December 31,
	2007	2006

Investment in Prion Developmental Laboratories, Inc.	$ 2,636,553	$ 2,636,553
Equity in losses and write-down	(2,636,553)	(2,636,553)
	$ -	$ -

Pursuant to an investment agreement dated on September 8, 2000, the Company acquired 1,000,000 common shares of Prion Developmental Laboratories, Inc. ("PDL") and a warrant to purchase an additional 1,000,000 common shares of PDL at an exercise price of $0.40 per common share for total cash consideration of $1,000,000. On November 21, 2000, the Company purchased a further 1,000,000 common shares pursuant to the investment agreement for cash consideration of $1,000,000. On August 22, 2001, the Company exercised its warrant to purchase an additional 1,000,000 common shares of PDL for $400,000, giving the Company a 38% equity interest in PDL.

Genesis Bioventures, Inc.

(a Development Stage Company)

Notes to Condensed Consolidated Financial Statements

PDL is a development stage biotechnology company developing diagnostic tests for prion diseases. The Company accounts for its investment in PDL by the equity method from September 8, 2000, the date of initial investment acquisition. At March 31, 2007 the carrying value of the investment was $0.

On March 30, 2006 the Company advanced $275,084 to PDL in the form of a note receivable. The unsecured note receivable bears interest at 10% and matured March 31, 2007. The Company also advanced PDL $60,000 and $20,000 on January 7, 2007 and February 12, 2007, respectively under twelve month promissory notes that bear interest at 10%. All notes receivable to PDL are unsecured.

Note 7 – Medical Technology Licenses

In accordance with the Company’s accounting policy, the Company evaluated the carrying value of intangible assets as of December 31, 2006 and determined there was no impairment as of and for the period ending March 31, 2007. Substantially all of the Company’s recorded intangible assets are subject to amortization. Finite lived intangible assets comprised of the following:

	Remaining	March 31,	December 31,
	Useful life (years)	2007	2006
Medical technology licenses	7 years	$12,655,926	$12,655,926
Accumulated amortization		(9,642,603)	(9,190,606)
		$3,013,323	$3,465,320

Pursuant to the acquisition of Biomedical Diagnostics, LLC, the Company acquired a license to utilize certain diagnostic technology for use in detecting various diseases including breast, ovarian and prostate cancers. Amortization expense for the three months ended March 31, 2007 and 2006 is $451,997 and $451,997, respectively.

The Company's interest in the medical technology license with the University of Michigan was indirectly held through Biotherapies, Inc. as at December 31, 2002. Subsequent to December 31, 2002, the University of Michigan directly granted license rights to the Company (Note 3) and the indirect license arrangement with Biotherapies, Inc. was terminated.

Note 8 – Promissory Notes Payable

	March 31,	December 31,
	2007	2006
Shareholders and directors (a)	$668,020	$689,215
Payable to private investors:
Issued:
2001 (b)	151,647	151,647
2002 (c)	210,000	210,000
2004 (d)	917,500	917,500

Genesis Bioventures, Inc.

(a Development Stage Company)

Notes to Condensed Consolidated Financial Statements

2005 (e)	100,000	100,000
2006 (f)	1,025,000	1,050,000
2007 (g)	500,000	-
	$3,572,167	$3,118,362

(a)          The Company has accrued advances for operating expenses from a former officer of its wholly-owned subsidiary totaling $33,239 as of March 31, 2007. The advances are non-interest bearing and due on demand.

On July 8, 2006, the Company entered into an unsecured promissory note with a Company Director in the amount of $100,000, bearing interest at a rate of 10% per annum with the entire principal balance due upon completion of financing. Per the agreement, the Company issued a total of 300,000 shares of the Company’s par value common stock as a financing fee in the amount of $60,000 at December 31, 2006.

On October 17, 2006, the Company entered into an unsecured promissory note with a Company Director in the amount of $150,000, bearing interest at a rate of 10% per annum with the entire principal balance due upon completion of financing. Per the agreement, the Company issued a total of 450,000 shares of the Company’s par value common stock as a financing fee in the amount of $63,000 at December 31, 2006.

On March 31, 2006 three employees of the Company resigned and elected to convert their deferred compensation totaling $165,000 to promissory notes with a maturity date of June 30, 2006 bearing interest at 10% per annum. During 2006 the Company repaid $27,000 of the promissory notes. The remaining balances total $138,000 at March 31, 2007 and December 31, 2006. The notes are currently in default.

In March of 2006, the Company entered into “Termination and Convertible Promissory” notes with three former officers and one former employee of the Company, ("Convertible notes payable, related party"), whereby the Company has agreed to provide severance in the total amount of $24,000 per month for a period of 12 months. The severance shall accrue monthly in the form of a note bearing interest at a rate of 6% per annum and maturing on April 1, 2007. Each note is convertible into shares of the Company’s common stock based on the current quoted market rate at the time of conversion. At March 31, 2007 the Company had an accrued balance of $113,222, and a related derivative liability in the amount of $133,559.

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

The accompanying financial statements comply with current requirements relating to warrants and embedded warrants as described in FAS 133, EITF 98-5 and 00-27, and APB 14 as follows:

Genesis Bioventures, Inc.

(a Development Stage Company)

Notes to Condensed Consolidated Financial Statements

•

Subsequent to the initial recording, the increase in the fair value, determined under the Black-Scholes option pricing formula and the increase in the intrinsic value of the embedded derivative in the conversion feature of the convertible debentures are accrued as adjustments to the liabilities at March 31, 2007.

•

The expense relating to the increase in the fair value of the Company’s stock reflected in the change in the fair value of the derivatives (noted above) is included as an other comprehensive income item in the form of an unrealized interest expense arising from convertible financing on the Company’s balance sheet.

•	Accreted principal of $133,559 as of March 31, 2007.

The following table summarizes the various components of the convertible debentures as follows:

	March 31, 2007	December 31, 2006
Convertible debentures:	$ 113,222	$112,300
Derivative liability	133,559	155,676
	246,781	267,976

Adjustment of derivative and warrant liability to fair value	52,647	30,530
Accretion of principal related to convertible debenture	(11,428)	(10,506)
Total convertible debentures:	$288,000	$288,000

(b)          During August through October 2001, the Company raised $151,647 through the issuance of promissory notes to third parties. The notes bear interest from 5% per month to 10% per annum, are unsecured and mature ninety (90) to One hundred fifty (150) days after funds are advanced. Warrants to acquire 35,000 common shares were issued as consideration for the loans. The fair value of the warrants of $31,580 has been recorded as a discount to the promissory notes and is being amortized over the term of the notes to interest expense. During the year ended December 31, 2003, the Company issued 25,900 share purchase warrants exercisable at $0.75 per share to extend maturity date to August 31, 2005. The fair value of the warrants of $10,164 has been recorded as interest expense. The loan is currently in default, and interest accrues at 12% annually.

(c)          On August 22, 2002 the Company issued a $50,000 promissory note to an individual investor. The note bears interest at 12% per annum and is currently in default. On September 8, 2002 the company also issued a $20,000 promissory note to another individual investor. This note also bears interest at 12% per annum and is currently in default. Also During 2002, two individual investors lent the Company $70,000 each. The debts were interest free, unsecured, and previously reported under accounts payable. The $140,000 balance has been reclassified in the December 31, 2006 balance sheet to conform to the current year presentation.

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

On March 9, 2005, the Company requested the note holders of the March 2004 private placement to convert or defer their notes for one year as a condition to a pending financing whereby a minimum of 80% of the notes were required to be converted or deferred. On April 19, 2005, an additional proposal was sent to the note holders offering a reduced conversion and warrant price as well as a 25% return of these original investments. Those exercise prices are subject to adjustment in connection with shares and warrants issued during a senior financing, as well as in the event of stock splits, stock dividends or similar events. As of March 31, 2007, over 84% of the notes have been converted or deferred. If all of the notes are converted, the Company will be required to issue a maximum of 11,575,000 additional shares. If all of the warrants are exercised, the Company will be required to issue an additional 11,575,000 shares. The additional shares, as of March 31 2007, in the aggregate could amount to a maximum of 26.46% of the current outstanding shares of the Company. The remaining unconverted balance is $917,500 at March 31, 2007 and December 31, 2006. The Company has recorded related interest expense in the amount of $22,938 at March 31, 2007.

(e)          During 2005, the Company raised a further $350,000 through the issuance of promissory notes. The notes bear interest from 10% to 18% per annum, are unsecured and mature ninety (90) to two hundred seventy (270) days after funds are advanced. Warrants to acquire 187,500 common shares were issued as consideration for certain of these loans. The warrants are exercisable at $0.20 per common share. The fair value of the warrants of $12,056 has been recorded as a discount to the promissory notes and has been fully amortized to interest expense for the period to March 31, 2006. The carrying value of promissory notes of $70,000 at the time of issuance was determined by discounting the future stream of interest and principal payments at the prevailing market rate for a similar liability that does not have an associated equity component. The balance of $105,000 was allocated to the conversion option included in shareholders' equity. The discount on the face value of the convertible note is being accrued over the term of the debt. On March 15, 2006, the Company repaid $75,000 principal and interests totaling $5,600. The balance of these notes was $100,000 at March 31, 2007 and December 31, 2006.

(f)           During the three months ended March 31, 2006, the Company entered into an agreement to issue Bridge Notes in the principal amount of $1,000,000 bearing interest at 12% per annum payable 90 days after the issuance date. As of March 31, 2007, the Company has raised the entire $1,000,000, and has recorded related interest expense in the amount of $28,849. On January 8, 2007 $25,000 in principal was repaid. The remaining balance of $975,000 at March 31, 2007 is in default and interest is being accrued at the default rate of 18% per annum.

Genesis Bioventures, Inc.

(a Development Stage Company)

Notes to Condensed Consolidated Financial Statements

On July 8, 2006, the Company entered into an unsecured promissory note in the amount of $50,000, bearing interest at a rate of 10% per annum with the entire principal balance due upon completion of financing.

(g)          On January 5, 2007, the Company entered into an unsecured convertible promissory note totaling $500,000, bearing interest at a rate of 18% per annum with the entire principal balance due on July 5, 2007. The note is convertible into 2,500,000 shares at a conversion price of $0.20 per share. Per the agreement, the Company agreed to issue a total of 1,250,000 shares of the Company’s par value common stock as a financing fee in the amount of $87,500. The financing fee is being amortized over the life of the loan, and as of March 31, 2007 finance expense of $43,750 has been recorded.

Note 9 - Stockholders' Equity

On January 5, 2007, the Company issued a total of 1,250,000 shares of the Company’s par value common stock as a financing fee in the amount of $87,500. The financing fee is being amortized over the life of the loan, and as of March 31, 2007 finance expense of $43,750 has been recorded. See Note 8.

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

On March 1, 2007, the Company authorized the issuance 41,667 shares of common stock pursuant to a debt settlement agreement with a related party. The Company recorded no gain or loss on the transaction, and the debt was satisfied in full in the amount of $24,332.

On March 23, 2007, the Company authorized the issuance of 209,602 shares (a total of 628,806) of common stock to three of its board of directors as consideration for their services. Additionally, the Company authorized the issuance of another 72,151 shares (a total of 216,453) of common stock to each of these three board members as compensation for their services from January 2007 through March 2007. The shares have not been issued as of March 31, 2007. The liability remains on the balance sheet until the conversion to stock is executed.

On February 9, 2007, the Company authorized the issuance of 100,000 shares of common stock pursuant to a consulting agreement. The Company recorded consulting expense in the amount of $10,000, the fair value of the underlying shares.

Genesis Bioventures, Inc.

(a Development Stage Company)

Notes to Condensed Consolidated Financial Statements

During the period ended March 31, 2007 the Company amortized $142,189 of management and consulting fees for prepaid share-based compensation.

During the period ended March 31, 2007, the Company amortized $191,310 of warrants and options issued in 2006.

During the period ended March 31, 2007, the Company amortized $43,750 of finance costs related to a debt financing agreement.

Note 10 - Subsequent Events

On April 4, 2007, the Company issued 209,602 shares (a total of 628,806) of common stock to three of its board of directors as consideration for their services. On April 4, 2007, the Company also issued another 72,151 shares (a total of 216,453) of common stock to each of these three board members as compensation for their services from January 2007 through March 2007.

On April 24, 2007, the Company entered into an agreement with a debt holder to extend the maturity date of their $100,000 note payable until June, 2007 in exchange for 200,000 shares of the Company’s common stock and repayment of $12,000 in accrued interest.

On April 24, 2007, the Company entered into an agreement with Newbridge Securities to extend the maturity date of their remaining $975,000 bridge financing until the Company has raised adequate senior financing to repay the promissory notes. In exchange for the extension the Company has agreed to issue 1,462,500 shares of the Company’s common stock.

On May 1, 2007, the Company entered into a consulting agreement which authorized the issuance of 200,000 shares of the Company’s common stock to a consultant. The Company also entered into an agreement with the consultant to convert unpaid consulting fees into an unsecured promissory note in the amount of $99,967.12, bearing interest at 10% per annum, and maturing on December 31, 2007.

On May 1, 2007, the Company entered into a mutual release agreement with Newbridge Securities over the $500,000 loan in January of 2007. As part of the release agreement the Company authorized the issuance of 150,000 shares of the Company’s common stock. See Note 8.

On May 7, 2007, the Company entered into an unsecured convertible debenture agreement totaling $250,000, bearing interest at a rate of 12% per annum, compounded daily, with the entire principal balance due on November 7, 2007. The note is convertible into the Company’s common stock at a conversion price of the lesser of (i) 75% of the lowest closing bid price of the Common Stock for the fifteen trading day period prior to request for conversion; or, (ii) at eight cents ($.08) per share. Per the agreement, the Company agreed to issue a total of 500,000 shares of the Company’s par value common stock as a financing fee.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	our current lack of working capital;
•	our ability to efficiently finalize our corporate restructuring;
•	increases in interest rates or our cost of borrowing or a default under any material debt agreements;
•	our ability to commence generating revenues through the commercialization of Mammastatin Serum Assay and PDL’s BSE Rapid Assay for Mad Cow Disease;
•	ability to submit and implement a successful development plan to the University of Michigan;
•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
•	inability to efficiently manage our operations;
•	our ability to raise adequate debt or equity financing;
•	our ability to attract and retain key personnel;
•	inability to achieve future sales levels or other operating results;
•	the unavailability of funds for capital expenditures; and
•	operational inefficiencies in distribution or other systems.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Plan of Operation” in this document and in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

Item 2. Plan of Operation

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

We also have approximately a 38% equity interest in Prion Developmental Laboratories, Inc. (“PDL”), a private Delaware company specializing in development of rapid and inexpensive tests to detect prion diseases such as Mad Cow disease and Chronic Wasting Disease. In June 2006, GBI and PDL entered into a Letter of Intent whereby GBI agreed to acquire the remaining assets of PDL thereby making PDL a wholly-owned subsidiary of GBI. We have signed various extensions on the Letter of Intent, the latest extending the date to June 1, 2007.

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

In June of 2006, GBI entered into a non-binding Letter of Intent to acquire the assets of PDL. On February 28, 2007, PDL and GBI agreed again to extend its Letter of Intent to June 1, 2007 to allow for a final approval from the SEC to complete the acquisition. Two fairness opinions were required by the SEC as a result of an Order of Preliminary Injunction and Other Equitable Relief being brought against Efoora, Inc., PDL’s majority owner, by the SEC. The fairness opinions were completed during the fourth quarter of 2006. Both fairness opinions determined the acquisition terms and conditions met all fairness requirements. As part of the agreement, Dr. Rubenstein and Dr. Petersen, the founding scientists at PDL, would agree to continue to work for the newly formed company housing the purchase of these assets.

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

In December of 2006, GBI negotiated an exclusive option with the University of Michigan to license the Mammastatin technology and patent portfolio from the University of Michigan. That Option Agreement was successfully obtained February 5, 2007. Under the terms of the agreement GBI has twelve months to prepare and submit a development plan acceptable to the University to exercise its exclusive option to license the Mammastatin therapeutic rights. We anticipate submitting a development plan upon receiving adequate financing to implement the plan. We have until February 2008 to submit a plan.

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

To date, GBI has not generated revenues from its principal business activities. Our future operations are dependent upon our ability to attract third party financing. During the first quarter of 2006, we entered into a 6 month, unsecured $500,000 convertible note bearing an interest rate of 18% with an accredited investor. We received net proceeds of approximately $409,243 from the financing, after payment of fees and expenses to Newbridge Securities Corporation and its affiliates. In connection with the note, we paid Newbridge Securities a cash fee of approximately $65,758 and additional affiliated expenses of approximately $25,000. Additionally, we agreed to issue 2.5 shares of restricted common stock for each dollar loaned pursuant to the note, which equates to approximately 1,250,000 shares.

Subsequent to the quarter ended March 31, 2007, we entered into an unsecured convertible debenture agreement for $250,000 with an interest rate of 12%. The note is due on November 7, 2007 and is convertible into common stock at a conversion price of the lower of; either 75% of the lowest closing bid for the 15 days prior to the request of conversion, or at $0.08 per share. Additionally, we agreed to issue a total of 500,000 shares of common stock in connection with the note.

We had previously conducted various other private placements of Bridge Notes and promissory notes to sustain our plan of operation. Our current plan of operation calls for an equity or debt raise of at least $2,500,000 to be utilized in commercializing our two products. Consequently, we will be required to seek additional capital in the future to fund growth and expansion through additional equity or debt financing, registered primary equity offering and/or to partner with or enter into joint development and distribution arrangements with an established biomedical company. Currently, we are pursuing a new line of financing. At the time of this filing we have not initiated any new financing and no assurance can be made that such financing will be completed.

Summary of any product research and development that we will perform for the term of our plan of operation.

During the 2006 fiscal year we did not incur any research and development expenses. The decline was a result of reduced activity because of a lack of sufficient funding. GBI expects Biomedical Diagnostics to incur substantial research and development costs in the next twelve months, assuming we are able to obtain additional financing either through a debt or equity transaction. If we are able to obtain additional funding, we plan to further expand Biomedical Diagnostic’s product development of the MSA technology. Although Biomedical Diagnostics did not have the funds to continue to expand on its research, its license of Mammastatin has received additional patent protection through a Deed of Letters Patent issued to the University of Michigan by the Australian Patent Office. Subsequent to the quarter ended March 31, 2007, we were notified of additional patent protection of mammastatin from the United States Patent and Trademark Office.

We also intend to have a closer business relationship with PDL and eventually acquire its assets, upon a final approval being granted regarding the fairness opinion. PDL’s diagnostic product line for “Mad Cow” disease has attracted significant public and private attention in the biomedical diagnostics industry. In March 2006, PDL announced that its BSE assay and the Scrapie assay were successfully tested and achieved 100% sensitivity and 100% specificity in a recent trial on confirmed positive and negative samples at the Veterinary Laboratories Agency in Weybridge, England. In May 2006, the U.S. Patent and Trademark Office granted a patent for the Rapid Prion-Detection Assay for Chronic Wasting Disease developed by PDL and previously approved by the USDA. Results of these test performances will allow PDL to apply for regulatory approval to sell the tests in all major markets in the world. Furthermore, GBI granted an exclusive license of the Rapid Prion Detection Assays to Bio Business Development Company in Pacific Rim countries, if and when, GBI is able to commercialize the product.

Significant changes in the number of employees.

In the first quarter of 2006, we signed a non-employee CEO engagement agreement with Experigen Management Company, whereby Douglas C. Lane agreed to perform the duties and responsibilities of Chief Executive Officer of the company for a period of 18 months. During the third quarter of 2006, we relocated our corporate office to California and our CEO works out of this office. At the office of our subsidiary in Ann Arbor, Michigan, we have 1 consultant currently working in this location. None of our employees are subject to any collective bargaining agreements. We expect to increase the number of full time employees over the next 12 months, if and when, GBI receives adequate financing to fund the commercialization of our products and services. We intend to continue to use the services of independent consultants and contractors to perform various professional services, when appropriate. We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

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

Liquidity and Capital Resources at March 31, 2007 as compared to December 31, 2006.

The following table summarizes current assets, liabilities and working capital at March 31, 2007 compared to December 31, 2006.

	March 31, 2007	December 31, 2006	Increase / (Decrease)
			$	%

Current Assets	$485,657	$308,899	$176,758	57%

Current Liabilities	$4,968,379	$4,319,498	$648,881	15%

Working Capital (Deficit)	$(4,482,722)	$(4,010,599)	472,123$	12%

Cash flows used in operating activities totaled $439,141 for the three months ended March 31, 2007. Additionally, we incurred a net loss of $1,371,747 for the three months ended March 31, 2007, which was an increase of $17,786 when compared to the same period the year before. We increased our net loss primarily due to higher professional and management fees. As GBI is currently structured, we expect to incur continuing losses from the operation of Biomedical Diagnostics LLC.

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

During the second quarter of 2006, we closed our private placement of Bridge Notes for a principal amount of $1,000,000, whereby each investor of the note received the number of shares of common stock equal to 2.5 times the principal amount of the note purchased. Additionally, we issued 2,500,000 shares of our common stock to the note holders. Each note carries 12% interest, which is to subject to an increase to 18% after 90 days from the date of issuance. On January 7, 2007, we repaid $25,000 in principal but the remaining balance of $975,000 is in default and accruing interest at a default rate of 18% per annum. In addition to receiving these funds, we agreed to pay a commission of 10% of the gross proceeds from the sale of Bridge Notes.

Also during the second quarter of 2006, we allowed note holders who had invested in our 2004 private placement of bridge securities to convert principal and interest owed into shares of our common stock. As of March 31, 2007, we have a remaining balance of $917,500 under these notes.

In the past, GBI received a majority of its financing from promissory notes placed with a significant shareholder of the Company. There can be no guarantee that the shareholder will continue to lend funds or that any other lender will provide short-term funds.

On January 5, 2007 we entered into a 6 month, unsecured $500,000 convertible note with an accredited investor. The note bears interest at a rate of 18% per annum. We received net proceeds of approximately $409,243 from the financing, after payment of fees and expenses. Additionally, we agreed to issue 2.5 shares of its restricted common stock for each dollar loaned pursuant to the note, which equates to approximately 1,250,000 shares.

Subsequent to the quarter ended March 31, 2007, we entered an unsecured convertible debenture totaling $250,000 with an interest rate of 12%. The entire principal is due November 7, 2007 and is convertible into shares of our common stock. Additionally, we agreed to issue a total of 500,000 in conjunction with this agreement.

As of March 31, 2007, we had cash on hand of approximately $46,354 and a working capital deficiency of $4,482,722. Cash on hand is not sufficient to meet our current needs.

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

The Company’s future operations are dependent upon the Company's ability to remain compliant with its medical technology license agreement with the University of Michigan, obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from its investments. Furthermore, the Company's equity investments may require additional funding from the Company to continue research and development and other operating activities. As of March 31, 2007, the Company is considered to be in the development stage as the Company has not commenced planned operations, or begun to generate revenues. The Company’s ability to continue as a going concern is in doubt because it has not generated revenues, and has experienced negative cash flow from operations and is not in compliance with the repayment terms of certain promissory note obligations. The Company had a working capital deficiency of $4,482,722 as at March 31, 2007. The Company does not have sufficient working capital to sustain operations until the end of the year and is in immediate need of cash financing. The Company is currently looking to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms. If the Company is unable to obtain required financing, it may have to reduce or cease operations or liquidate certain assets.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement 115” that provides companies with an option to report certain financial assets and liabilities in their entirety at fair value. This statement is effective for fiscal years beginning after November 15, 2007. The fair value option may be applied instrument by instrument, and may be applied only to entire instruments. A business entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. We are evaluating SFAS 159 and have not yet determined the impact the adoption will have on the consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), to provide guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Under SAB 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years existing in the current year's ending balance sheet. SAB 108 will become effective for the Company in its fiscal year ending December 31, 2007. The Company is currently evaluating the impact of the provisions of SAB 108 on its financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value for both assets and liabilities through a fair value hierarchy and expands disclosure requirements. SFAS 157 is effective for financial statements issued or fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are evaluating SFAS 157 and have not yet determined the impact the adoption will have on the consolidated financial statements.

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a minimum recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition for tax related positions.  FIN 48 becomes effective for the Company on January 1, 2007.  The Company is currently in the process of determining the effect, if any, the adoption of FIN 48 will have on the consolidated financial statements.

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

We have operated since our inception as a research and development entity and have accordingly incurred losses from operations. For the last two fiscal years ended December 31, 2006 and 2005, we sustained net losses of $6,425,424 and $6,002,089, respectively. At March 31, 2007 we had a working capital deficit of $4,482,722. Capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations since inception. We are in need of additional capital to continue our operations and have been dependent on the proceeds of private placements of our securities to satisfy working capital requirements. We will continue to be dependent upon the proceeds of future offerings or to fund development of products, short-term working capital requirements, marketing activities and to continue implementing the current business strategy. There can be no assurance that we will be able to raise the necessary capital to continue operations.

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

During the first and second quarters of 2006, we raised financing through the issuance of Bridge Notes. The notes carry a 12% interest per annum and were payable 90 days after issuance. After 90 days from issuance, the interest on the note increased to 18% per annum. In addition to the note, each holder is entitled to common stock equal to 2.5 times the principal amount invested. On February 27, 2006, we increased our principal amount up to $1,000,000 and authorized 2,500,000 shares of common stock be issued.

During the first quarter of 2007, we entered into a 6 month, unsecured $500,000 convertible note with an accredited investor. The note bears interest at a rate of 18% per annum. Although we have raised some funds during the last fiscal year, we have and expect to continue to have substantial capital expenditure and working capital needs in order to commercialize our products. We believe that current cash on hand and the other sources of liquidity may not be sufficient enough to fund our operations through fiscal 2007. In that event we would need to raise additional funds to continue our operations.

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

As a result of our deficiency in working capital at March 31, 2007 and other factors, our auditors have included an explanatory paragraph in their audit report regarding substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments as a result of this uncertainty. The going concern qualification may adversely impact our ability to raise the capital necessary for the continuation of operations.

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

Risk Factors Relating to Our Common Stock

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. As a result of our having been late in two prior filings, we are at risk of being dequoted from the OTC Bulletin Board, if we are late for one more filing.

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. More specifically, NASD has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission. Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period then we will be ineligible for quotation on the OTC Bulletin Board. As of the date of this quarterly filing we have had two late filings as we were unable to meet the filing grace period as defined under Rule 12b-25. Therefore, we must not have one more late filing within the next two years or we will be in jeopardy of being dequoted from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

Item 3. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, Douglas C. Lane, our Chief Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal accounting officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation,

Mr. Lane concluded that as of March 31, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management had identified the following material weaknesses, which caused management to conclude that, as of March 31, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 5, 2007, GBI closed its offering of a $500,000 Note with Firebird Global Fund (“Firebird”), an accredited investor. The note is convertible into shares of our common stock at $0.20 per share, subject to certain adjustments. In addition, we agreed to issue 2.5 shares of its restricted common stock for each dollar loaned pursuant to the Note, which equates to approximately 1,250,000 shares. We believe the sale of the Note, issuance of the shares of common stock and any future issuance of shares of common stock as a result of conversion of the Note were or will be exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Sections 4(2), and/or Regulation D, Rule 506. The Note and shares were sold directly by us to an accredited investor and did not involve a public offering or general solicitation. The purchaser of the shares was afforded an opportunity for effective access to files and records of GBI that contained the relevant information needed to make its investment decision, including our financial statements and 34 Act reports. We reasonably believed that the purchaser, immediately prior to selling the shares and Note, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The purchaser had the opportunity to speak with our management on several occasions prior to their investment decision.

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

On March 23, 2007, we authorized the issuance of 209,602 shares (a total of 628,806) of our common stock to three of our board of directors, Mr. Dyakowski, Mr. Lane, and Dr. Woods as consideration for their services during the 2006 year. Additionally, we authorized the issuance of 72,151 shares of our common stock to each of these three board members as compensation for their services from January 2007 through March 2007. These shares were subsequently issued on April 4, 2007.

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

Subsequent Issuances

On April 24, 2007, we authorized the issuance of 200,000 shares of our common stock to a debt holder as consideration for extending the maturity date of a $100,000 note payable due in June 2007.

On April 24, 2007, we agreed to issue 1,462,500 shares of our common stock as consideration for extending the $975,000 still owed under the Bridge Financing until senior financing is achieved.

We believe the issuance of the shares described above were exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision.

On May 7, 2007, we entered into an unsecured convertible debenture of $250,000 with an accredited investor. The Note is convertible in shares of our common stock at a conversion price of the lesser of (i) 75% of the lowest closing bid price of our common stock for the 15 days prior to conversion; or (ii) at $0.08 per share. Additionally, we authorized the issuance of 500,000 shares of our common stock pursuant to the debenture. We believe the sale of the Note, issuance of the shares of common stock and any future issuance of shares of common stock as a result of conversion of the Note were or will be exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Sections 4(2), and/or Regulation D, Rule 506. The Note and shares were sold directly by us to an accredited investor and did not involve a public offering or general solicitation. The purchaser of the shares was afforded an opportunity for effective access to files and records of GBI that contained the relevant information needed to make its investment decision, including our financial statements and 34 Act reports. We reasonably believed that the purchaser, immediately prior to selling the shares and Note, had such knowledge and experience in our financial and business matters that it was capable of evaluating the merits and risks of its investment. The purchaser had the opportunity to speak with our management on several occasions prior to their investment decision.

Recent and Subsequent Issuances of Securities Registered Pursuant to Form S-8

On December 21, 2006 we authorized a total issuance of 473,897 shares of our common stock to Stoecklein Law Group and Opus Pointe (338,897 and 135,000, respectively) as compensation for legal and accounting services performed.

On March 1, 2007, we authorized the issuance 41,667 shares of our common stock to Taylor Wood Management as debt settlement.

On February 9, 2007, we authorized the issuance of 100,000 shares of our common stock to Fezzik Enterprises, Ltd. as a bonus for helping relocate our operations to Los Angeles.

On May 1, 2007, we authorized the issuance of 200,000 shares of our common stock pursuant to a consulting agreement.

The following lists shows the shares issued from a Registration Statement on Form S-8 filed on July 21, 2006.

Person Issued to	Date of Issuance	Number of Shares
Stoecklein Law Group	January 25, 2007	338,897
Opus Pointe	January 25, 2007	135,000
Doris Routhier-Cote	April 4, 2007	41,667
Fezzik Enterprises	April 4, 2007	100,000

Item 3.	Defaults Upon Senior Securities

During August through October 2001, we raised $143,647 through the issuance of promissory notes to third parties. The notes bear interest from 5% per month to 10% per annum and are unsecured. The notes matured ninety (90) to one hundred fifty (150) days after funds were advanced. In addition, as consideration for the loans we issued warrants to acquire 35,000 common shares. During the year ended December 31, 2003, we issued 25,900 share purchase warrants exercisable at $0.75 per share to extend the maturity date to August 31, 2005. However, the loan is currently in default and interest is accruing at 12% annually.

During 2006, we entered into an agreement to issue Bridge Notes in the principal amount of $1,000,000 bearing interest at 12% per annum and payable 90 days after the issuance date. On January 8, 2007, $25,000 was in principal was repaid but there is a remaining balance of $975,000 which is in default and accruing a default rate of interest in the amount of 18% per annum.

On March 31, 2006, we borrowed $165,000 from three former officers of the company. Interest accrues on the loan at a rate of 6% per annum and matured on June 30, 2006. The company made principal payments totaling $27,000. The remaining loan balance is $138,000. The notes are currently in default and accruing interest at a default rate of 10%.

In March of 2006, we entered into “Termination and Convertible Promissory” notes with three former officers and one former employee, whereby we agreed to provide a total severance of $24,000 per month for a period of 12 months. The severance accrues at a rate of 6% and matured on April 1, 2007.

We are in arrears on two of our promissory notes totaling $70,000. Both lenders have demanded payment of the unpaid principal and accrued interest. We have not made payment and are currently in default of each note with accruing interest at 12%.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6. Exhibits

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Merger Agreement with Corgenix Medical Corporation		10-KSB		2.1	04/14/04
2.2	Amended and Restated Plan of Merger		S-3		2.2	04/26/04
2.3	Merger Agreement between Corgenix, Efoora, Prion Developmental Laboratories, and Genesis Bioventures, Inc.		8-K		2.3	06/02/04
2.4	Settlement Agreement with Biotherapies, Paul Ervin and Genesis Bioventures, Inc.		8-K		2.4	06/18/04
2.5	Amended Agreement and Plan of Merger between Corgenix and Genesis Bioventures, Inc.		8-K		2.5	01/06/05
2.6	Letter of Termination of Merger from Corgenix		8-K		2.6	01/19/05
3(i)(a)	Restated Certificate of Incorporation		10-SB		3.1	08/13/99

3(i)(b)	Amendment to Certificate of Incorporation	10-SB	3.2	10/14/99
3(ii)	Amended and Restated Bylaws	8-A12B	3.2	12/18/00
4.1	Class A Convertible Preferred Stock Definition	10-SB	3.2	10/14/99
4.2	Specimen Form of Stock Certificates	8-A12B	4.1	12/18/00
4.3	Convertible Note	8-K	4.1	03/24/04
4.4	Warrant Certificate	8-K	4.1	03/24/04
4.5	Convertible Promissory Note with Corgenix	8-K	4.2	03/12/04
4.6	Warrant Certificate	8-K	4.1.1	09/23/04
4.7	Convertible Promissory Note with Firebird Global Master Fund II, Ltd	8-K	4.8	02/08/07
4.8	Subscription Agreement with Firebird Global Master Fund II, Ltd	8-K	4.9	02/08/07
4.9	Convertible Debenture with eFund Capital Management, LLC	8-K	10.1	05/15/07
10.1	Joint Venture Agreement and Limited Liability Company Operating Agreement of Biomedical Diagnostics, LLC	10-SB	10.1	08/13/99
10.2	Amended and Restated Limited Liability Company Operating Agreement of Biomedical Diagnostics, LLC	10-SB	10.2	10/14/99
10.3	Management Services Agreement between BioLabs, Inc. and Tynehead Captial Corp	10-SB	10.3	10/14/99
10.4	Letter Agreement with DynaMed, Inc.	10-SB/A	10.4	12/08/99
10.5	Stock Option Agreement under the Amended and Restated BioLabs Stock Option Plan	S-8	10.5	04/27/00
10.6	Amended and Restated Stock Option Plan	S-8	10.6	04/27/00
10.7	Warrant to Purchase Shares	S-8	10.7	04/27/00
10.8	Investment Agreement between Prion Developmental Laboratories, Effora, Inc. and BioLabs, Inc.	8-K	99.1	09/08/00
10.9	Warrant issued by Prion Developmental Laboratories in favor of BioLabs, Inc.	8-K	99.2	09/08/00
10.10	Purchase and Sale Agreement between BioLabs, Inc., DynaMed, Inc., Antony Dyakowski, Elio Gugliemi, Kevin O’Farrell and Roberts Soon	8-K	99.1	12/20/00
10.11	Year 2000 Stock Option Plan, 2001 Stock Incentive Plan and Stock Option Grants Outside of Plan	S-8	4.1	12/04/01
10.12	2001 Stock Incentive Plan	S-8	4.2	12/04/01

10.13	Purchase Agreement between Genesis Bioventures, Inc. and Biotherapies, Inc.		8-K	99.1	12/17/01
10.14	Mammastatin Sublicense Agreement between Genesis Bioventures, Inc. and Biotherapies, Inc.		8-K	99.2	12/17/01
10.15	P&O Technology License Agreement between Genesis Bioventures, Inc. and Biotherapies, Inc.		8-K	99.3	12/17/01
10.16	GBS 2002 Consulting Services Plan		S-8	10.1	10/02/02
10.17	GBS 2002 Stock Award Plan		S-8	10.1	03/05/03
10.18	Service Agreement between ARUP and Biomedical Diagnostics, Inc.		10-KSB/A	10.19	09/10/04
10.19	Non-Disclosure Agreement with University of Michigan		10-KSB/A	10.20	09/10/04
10.20	Engagement Agreement between Genesis Bioventures, Inc. and Experigen Management Company		8-K	10	04/13/06
10.21	Exclusive Distribution and License Agreement between Prion Developmental Laboratories, Inc. and Genesis Bioventures, Inc.		10-KSB	10.21	04/18/06
10.22	Exclusive Distribution Agreement between Prion Developmental Laboratories, Inc. and Genesis Bioventures, Inc.		10-KSB	10.22	04/18/06
10.23	Amendments to University of Michigan License Agreement		10-KSB	10.23	04/18/06
10.24	Amendment to University of Michigan License Agreement		10-KSB	10.24	04/18/06
14	Code of Ethics		10-KSB	14	04/14/04
31	Certification of Douglas C. Lane pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification of Douglas C. Lane pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESIS BIOVENTURES, INC.

(Registrant)

By:/s/ Douglas C. Lane
Douglas C. Lane
President
(On behalf of the registrant and as principal
accounting officer)

Date: May 21, 2007