Form 10QSB
period 2007-06-30
GENESIS BIOVENTURES INC
filed 2007-08-20
CIK 1084966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-16291

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

The number of shares of Common Stock, $0.0001 par value, outstanding as of August 20, 2007, was 81,717,139 shares.

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

JASPERS + HALL, PC

CERTIFIED PUBLIC ACCOUNTANTS

9175 E Kenyon Avenue

Denver, CO 80237

303-796-0099

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Genesis Bioventures, Inc.

Los Angeles, CA

We have reviewed the accompanying balance sheet of Genesis Bioventures, Inc. as of June 30, 2007, and the related statements of operations and cash flows for the three and six month periods ended June 30, 2007. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3, conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jaspers + Hall, PC

August 17, 2007

PART 1 – FINANCIAL INFORMATION

Item 1.

Financial Statements

Genesis Bioventures, Inc.
(a Development Stage Company)
Consolidated Balance Sheets

	Unaudited
	June 30,	December 31,
	2007	2006

Assets
Current assets:
Cash and cash equivalents	$ 73,056	$ 10,495
Due from related party	394,998	296,498
Prepaid expenses	5,347	1,906
Total current assets	473,401	308,899

Fixed assets, net of accumulated Depreciation	1,136	1,228

Other assets:
Medical technology licenses, net	2,561,326	3,465,320
Intangible assets	-	36,000
Deposits	4,327	4,327
Total other assets	2,565,653	3,505,647
Total Assets	$ 3,040,190	$ 3,815,774

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable	$ 600,486	$ 582,039
Accrued expenses (related parties, $131,821 and $227,048)	524,090	619,097
Notes payable (related parties, $671,239 and $421,239)	3,575,386	2,850,386
Convertible notes payable, related parties	115,936	112,300
Derivative liability, related parties	132,357	155,676
Total current liabilities	4,948,255	4,319,498

Total Liabilities	4,948,255	4,319,498

Stockholders (Deficit):
Preferred stock, $0.0001 par value, 100,000,000
shares authorized 63,562 shares issued and outstanding	6	6
Common stock, $0.0001 par value, 100,000,000
shares authorized, 76,456,476 and 72,213,297
issued and outstanding at June 30, 2007
and December 31, 2006, respectively	7,645	7,221
Shares authorized and unissued	636	226
Unamortized warrants and options based compensation	(188,582)	(570,292)
Prepaid share-based compensation	(105,497)	(335,836)
Additional paid-in capital	54,044,605	53,236,022
(Deficit) accumulated during development stage	(55,666,878)	(52,841,071)
Total Stockholders Deficit	(1,908,064)	(503,724)
Total Liabilities and Stockholders Deficit	$ 3,040,190	$ 3,815,774

See Accountants review report

.

Genesis Bioventures, Inc.
(a Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

					19-Sep-94
	For the three months ended		For the Six months ended		(Inception) to
	June 30,		June 30,		30-Jun
	2007	2006	2007	2006	2007
		(RESTATED)		(RESTATED)

Revenue	$ -	$ -	$ -	$ -	$ -

Expenses:
Depreciation and amortization	452,043	456,394	904,086	908,391	10,390,770
Investor relations			-	-	2,449,073
Consulting and management fees	409,740	810,498	901,424	1,251,498	11,846,940
Rent	19,503	15,437	35,982	25,567	792,622
Salaries and benefits	8,863	56,636	22,939	111,247	1,956,391
Professional fees	65,947	102,313	238,025	182,272	2,929,650
Financing costs	344,616	1,064,223	433,744	1,146,223	1,700,457
Research and development		-	-	-	2,335,618
General and administrative expenses	69,640	38,879	147,223	140,798	2,898,564
Total expenses	1,370,351	2,544,380	2,683,422	3,765,996	37,300,084

Net Profit / (Loss) From Operations	(1,370,351)	(2,544,380)	(2,683,422)	(3,765,996)	(37,300,084)

Other income (expense):
Interest (expense)	(84,911)	(89,967)	(165,704)	(214,052)	(1,959,415)
Amortization of deemed discount		(26,250)	-	(52,500)	(5,130,707)
Foreign currency gain (loss)		(281)	-	(3,773)	(187,173)
Unrealized gain related to adjustment of derivative			-		-
to fair value of underlying securities	1,202	26,776	23,319	48,258	53,849
Beneficial conversion feature					(354,735)
Equity in loss of investments:			-		-
Prion Developmental Laboratories Inc			-	-	(2,636,553)
Biotherapies Incorporated			-	-	(5,437,610)
Biomedical Diagnostics			-	-	(3,357,253)
Gain on debt settlements			-	-	642,803
Net Profit / (Loss) Before Income Taxes	(1,454,060)	(2,634,102)	(2,825,807)	(3,988,063)	(55,666,878)
Income Tax Expense	-	-	-	-	-
Net Profit / (Loss)	$(1,454,060)	$(2,634,102)	$(2,825,807)	$(3,988,063)	$(55,666,878)

Per Share Information:
Basic and diluted weighted average number
of common shares outstanding	73,325,036	58,966,613	75,417,684	51,491,112

Net Profit / (Loss) basic and diluted per common share	$(0.02)	$(0.04)	$(0.04)	$(0.08)

See Accountants review report

Genesis Bioventures, Inc.
(a Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			September 19, 1994
	Six Months		(Inception) to
	30-Jun-07		March 31,
	2007	2006	2007

Cash flows from operating activities
Net (loss)	$(2,825,807)	$(3,988,063)	$(55,666,878)
Adjustment to reconcile net (loss) to net			-
cash (used) by operating activities:			10,390,770
Depreciation and amortization	904,086	908,391	750,000
In process research and development	-	-	36,000
Intangible asset impairment	36,000	-	8,940,195
Share-based compensation	975,722	751,422	630,744
Benefical conversion feature			354,735
Share-based finance costs and interest payments	445,744	1,113,073	5,239,040
Equity in loss on investment Biomedical Diagnostics	-	-	3,357,253
Equity in loss on investment Biotherapies	-	-	5,437,610
Equity in loss on investment Prion Developmental Laboratories, Inc.	-	-	2,636,553
Stock appreciation rights plan	-	-	750,000
Accretion of convertible notes payable, related party	3,636	205,124	14,142
Deemed Discount on amortization of promissory Notes	-	52,500	29,230
Loss (gain) on debt settlement	-	-	(642,803)
Unrealized gain related to adjustment of derivative to fair value of			(53,849)
underlying securities	(23,319)	(48,258)	-
Decrease (increase) in assets:			975
Accounts receivable	-	3,733	(394,998)

Due from related party	(98,500)	(231,837)	98,519
Prepaid expenses	(3,441)	5,848	-
Increase (decrease) in liabilities:
Accounts payable and Accrued Expenses	(76,560)	121,733	8,400,793
Net cash (used) by operating activities	(662,439)	(1,106,334)	(9,691,969)

Cash flows from investing activities
Capital expenditures on property and equipment	-	-	(147,902)
Purchase of shares and bonds of Biotherapies, Inc.	-	-	(2,643,976)
Investment in Prion Development Laboratories	-	-	(2,636,553)
Acquisition of Biomedical Diagnostics, LLC, net of cash acquired	-	-	(2,696,756)
Cash acquired on consolidation	-	-	8,617
Investment in Biomedical Diagnostics	-	-	(3,000,000)
Investment in I.D. Certify, Inc	-	-	(800,160)
Increase in deferred financing costs	-	-	(379,008)
Purchase of short term investments	-	-	(441,511)
Redemption of short-term investments	-	-	441,511
Deposit on future acquisitions	-	-	(50,000)
Net cash (used) in investing activities	-	-	(12,345,738)

Cash flows from financing activities
Exercise of share purchase warrants	-	-	63,000
Exercise of stock options	-	-	385,803
Issuance of promissory notes - related party		253,000	75,000
Repayment of promissory notes - related party		(27,000)	(25,000)
Proceeds from convertible debentures	750,000	1,000,000	9,807,933
Repayment of promissory notes	(25,000)	(102,000)	(853,681)
Common stock issued for cash	-	-	6,529,047
Common stock subscriptions	-	-	562,750
Preferred stock issued for cash	-	-	5,565,911
Net cash provided by financing activities	725,000	1,124,000	22,110,763

Net (decrease) increase in cash	62,561	17,666	73,056
Cash - beginning of period	10,495	30,201	-
Cash - end of period	$73,056	$47,867	$73,056

Supplemental disclosures:
Interest paid	-	51,943
Income taxes paid	-	-

Common stock issued in lieu of compensation	975,722	-
Common stock issued in lieu of interest	445,744	437,982
Common stock issued in settlement of debt	24,332	3,665,000

See Accountants review report

Genesis Bioventures, Inc.
(a Development Stage Company)

Notes to Condensed Consolidated Financial Statements

Unaudited

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

Stock Based Compensation

The Company has adopted the use of Statement of Financial Accounting Standards No. 123R , “Share-Based Payment”, (SFAS No. 123R)   This Statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.   This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued.

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

The  Company's  future  operations  are  dependent  upon  the  Company's ability to remain  compliant  with  its  medical  technology  license  agreement with  the University  of  Michigan,  obtain  third  party  financing in the form of  debt  and  equity and ultimately to generate  future  profitable  operations or  income  from  its  investments.  Furthermore,  the  Company's  equity investments  may  require  additional  funding  from  the  Company  to  continue research  and  development  and  other  operating activities.  As  of  June 30, 2007,  the  Company  is  considered  to  be in the development stage as the Company  has  not yet commenced planned operations, or begun to generate revenues.  The Company’s ability to continue as a going concern is in doubt because it has not generated  revenues, and has experienced negative  cash  flow from  operations  and  is  not in compliance with the repayment terms of certain promissory  note  obligations.  The Company had a working capital deficiency of ($4,474,854) as of June 30, 2007.  The  Company does not have sufficient working  capital  to  sustain  operations  until  the  end of the year and is in immediate  need  of  cash  financing. The Company is currently looking to secure additional funds through future debt or equity financings. Such financings may be not available or may not be available on reasonable terms. If the Company is unable to obtain required financing, it may have to reduce or cease operations or liquidate certain assets.

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

Furthermore Note 10 of the Company’s 10QSB for the first quarter of 2007, “Subsequent Events,” stated that: “On April 24, 2007, the Company entered into an agreement with Newbridge Securities to extend the maturity date of their remaining $975,000 bridge financing until the Company has raised adequate senior financing to repay the promissory notes.  In exchange for the extension the Company has agreed to issue 1,462,500 shares of the Company’s common stock.”  No such agreement was ever contemplated, discussed or consummated with Newbridge Securities. Rather, some individual note holders have had discussions with the Company and have agreed to extend the maturity date of their notes. The Company extended the share dividend to all note holders of the Newbridge financing completed in the second quarter of 2006.  During the second quarter 2007 just ended, the Company subsequently agreed to additionally extend the same share dividend to remaining note holders of a previous financing managed by Sterling Financial in 2003.

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

Medical technology licenses
$4,334,563
Other current assets	8,617
Other assets	66,629
Stock appreciation rights plan liabilities assumed	-301,418
Other current liabilities assumed	-104,784
$4,003,607

b)	Investment in Biotherapies, Inc.	June 30,
		2007	2006

	Investment in Biotherapies, Inc.	$5,437,611	$5,437,611
	Equity in losses and write-down	-5,437,611	-5,437,611
		$ -	$ -

Ownership percentage	2007	2006
Biotherapies, Inc. (b)
(2007 and 2006 - 8.96%)	$ -	$ -

Pursuant to the May 30, 2002 amendment to the Purchase Agreement, the Company transferred to Biotherapies, Inc. 1,425,413 common shares of the 2,166,300 common shares of Biotherapies, Inc. originally acquired, resulting in a reduction of the Company's ownership interest to 8.96% as at December 31, 2002.  As a result, the Company has begun accounting for the investment under the cost method.  In addition, during the year ended December 31, 2002, the Company determined that an other than temporary decline in value occurred and reduced the carrying value of its investment in Biotherapies, Inc. to $0.00.

(c)	Investment in Prion Developmental Laboratories, Inc.
		2007	2006
	Investment in Prion Developmental Laboratories, Inc.	$2,636,553	$2,636,553
	Equity in losses and write-down	(2,636,553)	(2,636,553)
		$ -	$ -

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

PDL is a development stage biotechnology company developing diagnostic tests for prion diseases. The Company accounts for its investment in PDL by the equity method from September 8, 2000, the date of initial investment acquisition.  At June 30, 2007 the carrying value of the investment was $0.

On March 30, 2006 the Company advanced $275,084 to PDL in the form of a note receivable. The unsecured note receivable bears interest at 10% and matured March 31, 2007.  The Company also advanced PDL $60,000 and $20,000 on January 7, 2007 and February 12, 2007, respectively under twelve month promissory notes that bear interest at 10%.  All notes receivable to PDL are unsecured.

Note 7 – Medical Technology Licenses

In accordance with the Company’s accounting policy, the Company evaluated the carrying value of intangible assets as of December 31, 2006 and determined there was no impairment as of and for the six month period ending June 30, 2007. Substantially all of the Company’s recorded intangible assets are subject to amortization. Finite lived intangible assets comprised of the following:

	Remaining	June 30, December 31,
	Useful life (years)	2007	2006
Medical technology licenses	7 years	$12,655,926	$12,655,926
Accumulated amortization		(10,094,600)	(9,190,606)
		$ 2,563,333	$ 3,467,326

Pursuant to the acquisition of Biomedical Diagnostics, LLC, the Company acquired a license to utilize certain diagnostic technology for use in detecting various diseases including breast, ovarian and prostate cancers.  Amortization expense for the six months ended June 30, 2007 and 2006 is $451,997 and $451,997, respectively.

The Company's interest in the medical technology license with the University of Michigan was indirectly held through Biotherapies, Inc. as at December 31, 2002.  Subsequent to December 31, 2002, the University of Michigan directly granted license rights to the Company (Note 3) and the indirect license arrangement with Biotherapies, Inc. was terminated.

Note 8 – Promissory Notes Payable

	June 30,	December 31,
	2007	2006
Shareholders and directors	$ 671,239.00	$ 421,239.00

Payable to private investors:
Issued:
2001	151,647	151,647
2002	210,000	210,000
2004	917,500	917,500
2005	100,000	100,000
2006	1,025,000	1,050,000
2007	500,000
	$ 2,904,147.00	$ 1,702,392.00

(a)

The Company has accrued advances for operating expenses from a former officer of its wholly-owned subsidiary totaling $33,239 as of June 30, 2007. The advances are non-interest bearing and due on demand.

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

On March 31, 2006 three employees of the Company resigned and elected to convert their deferred compensation totaling $165,000 to promissory notes with a maturity date of June 30, 2006 bearing interest at 10% per annum.  During 2006 the Company repaid $27,000 of the promissory notes.  The remaining balances total $138,000 at June 30, 2007 and December 31, 2006.  The notes are currently in default.

In March of 2006, the Company entered into “Termination and Convertible Promissory” notes with three former officers and one former employee of the Company, ("Convertible notes payable, related party"),   whereby the Company has agreed to provide severance in the total amount of $24,000 per month for a period of 12 months.  The severance shall accrue monthly in the form of a note bearing interest at a rate of 6% per annum and maturing on April 1, 2007.  Each note is convertible into shares of the Company’s common stock based on the current quoted market rate at the time of conversion.  At June 30, 2007 the Company had an accrued balance of $115,936, and a related derivative liability in the amount of $132,357.

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

The accompanying financial statements comply with current requirements relating to warrants and embedded warrants as described in FAS 133, EITF 98-5 and 00-27, and APB 14 as follows:

•

Subsequent to the initial recording, the increase in the fair value, determined under the Black-Scholes option pricing formula and the increase in the intrinsic value of the embedded derivative in the conversion feature of the convertible debentures are accrued as adjustments to the liabilities at June 30.

•

The expense relating to the increase in the fair value of the Company’s stock reflected in the change in the fair value of the derivatives (noted above) is included as an other comprehensive income item in the form of an unrealized interest expense arising from convertible financing on the Company’s balance sheet.

•

Accreted principal of $132,357 as of June 30, 2007.

The following table summarizes the various components of the convertible debentures as follows:

	June 30, 2007	December 31, 2006
Convertible debentures:	$ 116,036	$ 112,300
Derivative liability	132,357	155,676
	248,393	267,976

Adjustment of derivative and warrant liability to fair value	53,849	30,530
Accretion of principal related to convertible debenture	(14,242)	(10,506)
Total convertible debentures:	$ 288,000	$ 288,000

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

On March 9, 2005, the Company requested the note holders of the March 2004 private placement to convert or defer their notes for one year as a condition to a pending financing whereby a minimum of 80% of the notes were required to be converted or deferred. On April 19, 2005, an additional proposal was sent to the note holders offering a reduced conversion and warrant price as well as a 25% return of these original investments. Those exercise prices are subject to adjustment in connection with shares and warrants issued during a senior financing, as well as in the event of stock splits, stock dividends or similar events. As of June 30, 2007, over 84% of the notes have been converted or deferred. If all of the notes are converted, the Company will be required to issue a maximum of 11,575,000 additional shares. If all of the warrants are exercised, the Company will be required to issue an additional 11,575,000 shares. The additional shares, as of June 30 2007, in the aggregate could amount to a maximum of 26.46% of the current outstanding shares of the Company.  The remaining unconverted balance is $917,500 at June 30, 2007 and December 31, 2006.  The Company has recorded related interest expense in the amount of $22,938 at June 30, 2007.

(e)

During 2005, the Company raised a further $350,000 through the issuance of promissory notes.  The notes bear interest from 10% to 18% per annum, are unsecured and mature ninety (90) to two hundred seventy (270) days after funds are advanced.  Warrants to acquire 187,500 common shares were issued as consideration for certain of these loans.  The warrants are exercisable at $0.20 per common share.  The fair value of the warrants of $12,056 has been recorded as a discount to the promissory notes and has been fully amortized to interest expense for the period to March 31, 2006. The carrying value of promissory notes of $70,000 at the time of issuance was determined by discounting the future stream of interest and principal payments at the prevailing market rate for a similar liability that does not have an associated equity component. The balance of $105,000 was allocated to the conversion option included in shareholders' equity. The discount on the face value of the convertible note is being accrued over the term of the debt.  On March 15, 2006, the Company repaid $75,000 principal and interests totaling $5,600.  The balance of these notes was $100,000 at June 30, 2007 and December 31, 2006.

(f)

During the three months ended March 31, 2006, the Company entered into an agreement to issue Bridge Notes in the principal amount of $1,000,000 bearing interest at 12% per annum payable 90 days after the issuance date.  As of June 30, 2007, the Company has raised the entire $1,000,000, and has recorded related interest expense in the amount of $28,849.  On January 8, 2007 $25,000 in principal was repaid.  The remaining balance of $975,000 at June 30, 2007 is in default and interest is being accrued at the default rate of 18% per annum.

On July 8, 2006, the Company entered into an unsecured promissory note in the amount of $50,000, bearing interest at a rate of 10% per annum with the entire principal balance due upon completion of financing.

(g)

On January 5, 2007, the Company entered into an unsecured convertible promissory note totaling $500,000, bearing interest at a rate of 18% per annum with the entire principal balance due on July 5, 2007.  The note is convertible into 2,500,000 shares at a conversion price of $0.20 per share.  Per the agreement, the Company agreed to issue a total of 1,250,000 shares of the Company’s par value common stock as a financing fee in the amount of $87,500.  The financing fee is being amortized over the life of the loan, and as of June 30, 2007 finance expense of $87,500 has been recorded.

(h)

On May 9, 2007, the Company entered into an unsecured convertible debenture agreement totaling $250,000, bearing interest at a rate of 12% per annum, compounded daily, with the entire principal balance due on November 7, 2007.  The note is convertible into the Company’s common stock at a conversion price of the lesser of (i) 75% of the lowest closing bid price of the Common Stock for the fifteen trading day period prior to request for conversion; or, (ii) at eight cents ($.08) per share.  Per the agreement, the Company agreed to issue a total of 500,000 shares of the Company’s par value common stock as a financing fee.  This note is with eFund Capital Management, LLC whose managing partners are Barrett Evans and Jeffrey Conrad.  Both Mr. Evans and Mr. Conrad are board members or ours.

Note 9 - Stockholders' Equity

On March 23, 2007 Taylor Wood Management, Inc. was issued 41,667 shares of common stock under a under settlement agreement pursuant to a consulting agreement with the Company.

On March 23, 2007 Fezzik Enterprises, Ltd. was issued 100,000 shares of common stock pursuant to the Company’s 2006 Consultant Stock Plan.

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

On May 1, 2007, the Company entered into a mutual release agreement with Newbridge Securities over the Business Advisory Agreement dated October 19, 2007 the Company entered into with Newbridge Securities. As part of the release agreement the Company authorized the issuance of 150,000 shares of the Company’s common stock.

On May 7, 2007 the Company issued 115,734 shares of common stock to Stoeklein Law Group for legal services they provided the Company.

On May 8, 2007 Antony Dyakowski, a former director of the Company was issued 49, 909 shares of common stock as board compensation for the 2nd quarter of 2007 prior to departure from the board of directors.

On May 9, 2007, the Company entered into an unsecured convertible debenture agreement totaling $250,000, bearing interest at a rate of 12% per annum, compounded daily, with the entire principal balance due on November 7, 2007.  The note is convertible into the Company’s common stock at a conversion price of the lesser of (i) 75% of the lowest closing bid price of the Common Stock for the fifteen trading day period prior to request for conversion; or, (ii) at eight cents ($.08) per share.  Per the agreement, the Company agreed to issue a total of 500,000 shares of the Company’s par value common stock as a financing fee.

On May 14, 2007 the board of directors authorized the issuance of the equity compensation due to Experigen Management Company to fulfill the Company’s obligations under the March 31, 2006 agreement.  The equity issuance included 1,229,092 shares of common stock; one five year warrant for 1,536,366 shares of common stock exercisable at $0.10 per share with the effective date of March 31, 2006 as originally contemplated by the March 31, 2006 agreement; and one five year warrant for 1,536,366 shares of common stock exercisable at $0.10 per share with the effective date of March 31, 2006 as originally contemplated by the March 31, 2006 agreement.  The warrants have a cashless exercise component.

On June 29, 2007, the board of directors approved a special one time financing fee and issued the note holders the interest payments due under the terms of the notes  from financings completed in the fiscal years 2004 and 2006.  Pursuant to the special financing fee and  the interest payments the Company issued a total of 5,901,142 shares of common stock to said note holders.

Note 10 - Subsequent Events

On July 31, 2007 the Company authorized the issuance of 650,000 shares of common stock to its outside counsel Richardson & Patel, LLP for corporate legal services rendered through June 30, 2007 under its 2007 Consultant Stock Plan.

On August 2, 2007 the Company authorized the conversion of a note with one of its note holders pursuant to the Note Agreement.  Pursuant to the agreement the note holder will receive 700,431 shares of common stock.

On June 29, 2007, the board of directors approved a special one time financing fee and issuance of the interest payments due under the terms of the notes from financings completed in the fiscal years 2004 and 2006.  On August 15, 2007 the Company subsequently issued a total of 5,901,142 shares of common stock to said note holders pursuant to the special financing fee and the interest payments.

On June 11, 2007 the Company entered into a Consulting Agreement with eFund Capital Management, LLC whereby the Company issued 100 shares of its Series C Convertible Preferred Stock on August 8, 2007.  Each share of Series C converts into .01 percent of the outstanding common Stock on the date of conversion.  eFund has the right to convert the stock at anytime at its discretion.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Plan of Operations

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

In June of 2006, GBI entered into a non-binding Letter of Intent to acquire the assets of PDL.  On February 28, 2007, PDL and GBI agreed again to extend its Letter of Intent to June 1, 2007 to allow for a final approval from the SEC to complete the acquisition.  Two fairness opinions were required by the SEC as a result of an Order of Preliminary Injunction and Other Equitable Relief being brought against Efoora, Inc., PDL’s majority owner, by the SEC.  The fairness opinions were completed during the fourth quarter of 2006.  Both fairness opinions determined the acquisition terms and conditions met all fairness requirements.  As part of the agreement, Dr. Rubenstein and Dr. Petersen, the founding scientists at PDL, would agree to continue to work for the newly formed company housing the purchase of these assets.  On July 11, 2007 the SEC submitted an order to the court to appoint a receiver to act on behalf of Efoora in the matter of GBI’s proposed acquisition of PDL.  A receiver was subsequently appointed to evaluate GBI’s proposed acquisition of PDL.

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

On May 7, 2007 we entered into an unsecured convertible debenture agreement for $250,000 with an interest rate of 12%.  The note is due on November 7, 2007 and is convertible into common stock at a conversion price of the lower of; either 75% of the lowest closing bid for the 15 days prior to the request of conversion, or at $0.08 per share.  Additionally, we agreed to issue a total of 500,000 shares of common stock in connection with the note.

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

During the 2006 fiscal year we did not incur any research and development expenses.  The decline was a result of reduced activity because of a lack of sufficient funding.  GBI expects Biomedical Diagnostics to incur substantial research and development costs in the next twelve months, assuming we are able to obtain additional financing either through a debt or equity transaction.  If we are able to obtain additional funding, we plan to further expand Biomedical Diagnostic’s product development of the MSA technology.  Although Biomedical Diagnostics did not have the funds to continue to expand on its research, its license of Mammastatin has received additional patent protection through a Deed of Letters Patent issued to the University of Michigan by the Australian Patent Office.  In the second quarter of 2007, we were notified of additional patent protection of mammastatin from the United States Patent and Trademark Office.

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

Liquidity and Capital Resources at June 30, 2007 as compared to December 31, 2006.

The following table summarizes current assets, liabilities and working capital at June 30, 2007 compared to December 31, 2006.

	June 30, 2007	December 31, 2006	Increase / (Decrease)
			$	%

Current Assets	$473,401	$308,899	$164,502	53%

Current Liabilities	$494,8255	$4,319,498	$628,757	15%

Working Capital (Deficit)	$(4,474,854)	$(4,010,599)	464,225$	12%

Cash flows used in operating activities totaled $439,141 for the three months ended March 31, 2007 and $662,439 for the six months ended June 30, 2007.  Additionally, we incurred a net loss of $2,825,807, for the six months ended June 30, 2007, which was an increase of $1,180,042 when compared to the same period the year before.  We increased our net loss primarily due to higher professional and management fees.  As GBI is currently structured, we expect to incur continuing losses from the operation of Biomedical Diagnostics LLC.

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

Also during the second quarter of 2006, we allowed note holders who had invested in our 2004 private placement of bridge securities to convert principal and interest owed into shares of our common stock.  As of June 30, 2007, we have a remaining balance of $917,500 under these notes.

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

On May 9, 2007 , we entered an unsecured convertible debenture totaling $250,000 with an interest rate of 12%.  The entire principal is due November 7, 2007 and is convertible into shares of our common stock.  Additionally, we agreed to issue a total of 500,000 of common stock in conjunction with this agreement.

As of June 30, 2007, we had cash on hand of approximately $73,056 and a working capital deficiency of ($4,474,854).  Cash on hand is not sufficient to meet our current needs.

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

The  Company’s  future  operations  are  dependent  upon  the  Company's ability to remain  compliant  with  its  medical  technology  license  agreement with  the University  of

Michigan,  obtain  third  party  financing in the form of  debt  and  equity and ultimately to generate  future  profitable  operations or  income  from  its  investments.  Furthermore,  the  Company's  equity investments  may  require  additional  funding  from  the  Company  to  continue research  and  development  and  other  operating activities.  As  of  June 30, 2007,  the  Company  is  considered  to  be in the development stage as the Company  has  not  commenced planned operations, or begun to generate revenues.  The Company’s ability to continue as a going concern is in doubt  because it has not generated revenues, and has experienced negative  cash  flow from  operations  and  is  not in compliance with the repayment terms of certain promissory  note  obligations.  The Company had a working capital deficiency of ($4,474,854) as at June 30, 2007.  The  Company does not have sufficient working  capital  to  sustain  operations  until  the  end of the year and is in immediate  need  of  cash  financing. The Company is currently looking to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms. If the Company is unable to obtain required financing, it may have to reduce or cease operations or liquidate certain assets.

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

We have operated since our inception as a research and development entity and have accordingly incurred losses from operations.  For the last two fiscal years ended December 31, 2006 and 2005, we sustained net losses of $6,425,424 and $6,002,089, respectively.  At June 30 , 2007 we had a working capital deficit of ($4,474,854).  Capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations since inception.  We are in need of additional capital to continue our operations and have been dependent on the proceeds of private placements of our securities to satisfy working capital requirements.  We will continue to be dependent upon the proceeds of future offerings or to fund development of products, short-term working capital requirements, marketing activities and to continue implementing the current business strategy.  There  can  be  no  assurance  that  we  will  be  able  to  raise the necessary  capital to continue operations.

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

As a result of our deficiency in working capital at June 30, 2007 and other factors, our auditors have included an explanatory paragraph in their audit report regarding substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustments as a result of this uncertainty.  The going concern qualification may adversely impact our ability to raise the capital necessary for the continuation of operations.

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

Item 3. Controls and Procedures

As of, the end of the period covered by this Quarterly Report on Form 10-QSB, an evaluation was performed under the supervision and with the participation of our management, including  the Chief Executive Officer and Interim Principal Accounting Officer, of  the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of  1934).  Based  on  that  evaluation,  our  Chief Executive Officer and Interim Principal Accounting Officer  concluded  that  our  disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we  file  or  submit  under the Securities Exchange Act of 1934 (i) is recorded, processed,  summarized  and  reported  within  the  time  periods  specified  in Securities  and Exchange Commission rules and forms, and (ii) is accumulated and communicated  to our management, including our Chief Executive Officer and Chief Financial  Officer, as appropriate, to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting.  Management's  assessment  of the effectiveness  of our internal control over financial reporting is expressed at the  level  of  reasonable assurance that the control system, no matter how well designed  and operated, can provide only reasonable, but not absolute, assurance that  the  control  system's  objectives  will  be  met.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On March 23, 2007 the Company issued 209,602 shares of common stock to each of its directors as board of directors compensation.  The stock compensation for each of the board of director members was for serving on our board of directors from June 2006 to December 2006.  A total of 628,806 shares of common stock were issued to our 3 directors.  We believe the issuance of the shares described above were exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2).  The shares were issued directly by the Company and did not involve a public offering or general solicitation.  The recipients of the shares were afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision.

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

On March 23, 2007 Taylor Wood Management, Inc. was issued 41,667 shares of common stock under a consulting agreement.

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

On March 23, 2007 Fezzik Enterprises, Ltd. was issued 100,000 shares of common stock pursuant to the Company’s 2006 Consultant Stock Plan.

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

On May 7, 2007 the Company issued 115,734 shares of common stock to Stoeklein Law Group for legal services they provided the Company.

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

On May 8, 2007 Antony Dyakowski, a former director of the Company was issued 49, 909 shares of common stock as board compensation for the 2nd quarter of 2007 prior to departure from the board of directors.

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

On May 9, 2007, the Company entered into an unsecured convertible debenture agreement totaling $250,000, bearing interest at a rate of 12% per annum, compounded daily, with the entire principal balance due on November 7, 2007.  The note is convertible into the Company’s common stock at a conversion price of the lesser of (i) 75% of the lowest closing bid price of the Common Stock for the fifteen trading day period prior to request for conversion; or, (ii) at eight cents ($.08) per share.  Per the agreement, the Company agreed to issue a total of 500,000 shares of the Company’s par value common stock as a financing fee.

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

On May 14, 2007 the board of directors authorized the issuance of the equity compensation due to Experigen Management Company to fulfill the Company’s obligations under the March 31, 2006 agreement.  The equity issuance included 1,229,092 shares of common stock; one five year warrant for 1,536,3666 shares of common stock exercisable at $0.10 per share with the effective date of March 31, 2006 as originally contemplated by the March 31, 2006 agreement; and one five year warrant for 1,536,3666 shares of common stock exercisable at $0.10 per share with the effective date of March 31, 2006 as originally contemplated by the March 31, 2006 agreement.  The warrants have a cashless exercise component.

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

On June 13, 2007 the Company entered into a Legal Retainer Agreement with Jeffrey Conrad, who also serves as one of our directors and a managing member of eFund Capital Management, LLC.  Pursuant to the Agreement the Company agreed to issued 500,000 shares of common stock for the performance of legal services for the Company. Jeffrey Conrad was issued 500,000 shares of common stock pursuant to a legal retainer agreement signed with the Company in June 13 of 2007.

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

On June 29, 2007, the board of directors approved a special one time financing fee and issued the note holders the interest payments due under the terms of the notes  from financings completed in the fiscal years 2004 and 2006.  Pursuant to the special financing fee and  the interest payments the Company issued a total of 5,901,142 shares of common stock to said note holders.

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

Subsequent Issuances

On July 31, 2007 the Company authorized the issuance of 650,000 shares of common stock to its outside counsel Richardson & Patel, LLP for corporate legal services rendered through June 30, 2007 under its 2007 Consultant Stock Plan.

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

On August 2, 2007 the Company authorized the conversion of a note with one of its note holders pursuant to the Note Agreement.  Pursuant to the agreement the note holder will receive 700,431 shares of common stock.

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

On June 29, 2007, the board of directors approved a special one time financing fee and issuance of the interest payments due under the terms of the notes from financings completed in the fiscal years 2004 and 2006.  On August 15, 2007 the Company subsequently issued a total of 5,901,142 shares of common stock to said note holders pursuant to the special financing fee and the interest payments.

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

On June 11, 2007 the Company entered into a Consulting Agreement with eFund Capital Management, LLC whereby the Company issued 100 shares of its Series C Convertible Preferred Stock on August 8, 2007.  Each share of Series C converts into .01 percent of the outstanding common Stock on the date of conversion.  eFund has the right to convert the stock at anytime at its discretion.

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

Issuance of Warrants

On May 14, 2007 the board of directors authorized the issuance of the equity compensation due to Experigen Management Company to fulfill the Company’s obligations under the March 31, 2006 agreement.  The equity issuance included 1,229,092 shares of common stock; one five year warrant for 1,536,3666 shares of common stock exercisable at $0.10 per share with the effective date of March 31, 2006 as originally contemplated by the March 31, 2006 agreement; and one five year warrant for 1,536,3666 shares of common stock exercisable at $0.10 per share with the effective date of March 31, 2006 as originally contemplated by the March 31, 2006 agreement.  The warrants have a cashless exercise component.

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

Recent Issuances of Securities Registered Pursuant to Form S-8

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

Item 4.

 Submission of Matters to a Vote of Security Holders

None.

Item 5.

 Other Information

None.

Item 6.  Exhibits

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Merger Agreement with Corgenix Medical Corporation		10-KSB		2.1	04/14/04
2.2	Amended and Restated Plan of Merger		S-3		2.2	04/26/04
2.3	Merger Agreement between Corgenix, Efoora, Prion Developmental Laboratories, and Genesis Bioventures, Inc.		8-K		2.3	06/02/04
2.4	Settlement Agreement with Biotherapies, Paul Ervin and Genesis Bioventures, Inc.		8-K		2.4	06/18/04
2.5	Amended Agreement and Plan of Merger between Corgenix and Genesis Bioventures, Inc.		8-K		2.5	01/06/05

2.6	Letter of Termination of Merger from Corgenix	8-K	2.6	01/19/05
3(i)(a)	Restated Certificate of Incorporation	10-SB	3.1	08/13/99
3(i)(b)	Amendment to Certificate of Incorporation	10-SB	3.2	10/14/99
3(ii)	Amended and Restated Bylaws	8-A12B	3.2	12/18/00
4.1	Class A Convertible Preferred Stock Definition	10-SB	3.2	10/14/99
4.2	Specimen Form of Stock Certificates	8-A12B	4.1	12/18/00
4.3	Convertible Note	8-K	4.1	03/24/04
4.4	Warrant Certificate	8-K	4.1	03/24/04
4.5	Convertible Promissory Note with Corgenix	8-K	4.2	03/12/04
4.6	Warrant Certificate	8-K	4.1.1	09/23/04
4.7	Convertible Promissory Note with Firebird Global Master Fund II, Ltd	8-K	4.8	02/08/07
4.8	Subscription Agreement with Firebird Global Master Fund II, Ltd	8-K	4.9	02/08/07
4.9	Convertible Debenture with eFund Capital Management, LLC	8-K	10.1	05/15/07
4.10	Certificate of Designation for Series C Convertible Preferred Stock.	X
10.1	Joint Venture Agreement and Limited Liability Company Operating Agreement of Biomedical Diagnostics, LLC	10-SB	10.1	08/13/99
10.2	Amended and Restated Limited Liability Company Operating Agreement of Biomedical Diagnostics, LLC	10-SB	10.2	10/14/99
10.3	Management Services Agreement between BioLabs, Inc. and Tynehead Captial Corp	10-SB	10.3	10/14/99
10.4	Letter Agreement with DynaMed, Inc.	10-SB/A	10.4	12/08/99
10.5	Stock Option Agreement under the Amended and Restated BioLabs Stock Option Plan	S-8	10.5	04/27/00
10.6	Amended and Restated Stock Option Plan	S-8	10.6	04/27/00
10.7	Warrant to Purchase Shares	S-8	10.7	04/27/00
10.8	Investment Agreement between

Prion Developmental Laboratories, Effora, Inc. and BioLabs, Inc.	8-K	99.1	09/08/00	10.9
Warrant issued by Prion Developmental Laboratories in favor of BioLabs, Inc.	8-K	99.2	09/08/00	10.10
Purchase and Sale Agreement between BioLabs, Inc., DynaMed, Inc., Antony Dyakowski, Elio Gugliemi, Kevin O’Farrell and Roberts Soon	8-K	99.1	12/20/00	10.11
Year 2000 Stock Option Plan, 2001 Stock Incentive Plan and Stock Option Grants Outside of Plan	S-8	4.1	12/04/01	10.12
2001 Stock Incentive Plan	S-8	4.2	12/04/01	10.13
Purchase Agreement between Genesis Bioventures, Inc. and Biotherapies, Inc.	8-K	99.1	12/17/01	10.14
Mammastatin Sublicense Agreement between Genesis Bioventures, Inc. and Biotherapies, Inc.	8-K	99.2	12/17/01	10.15
P&O Technology License Agreement between Genesis Bioventures, Inc. and Biotherapies, Inc.	8-K	99.3	12/17/01	10.16
GBS 2002 Consulting Services Plan	S-8	10.1	10/02/02	10.17
GBS 2002 Stock Award Plan	S-8	10.1	03/05/03	10.18
Service Agreement between ARUP and Biomedical Diagnostics, Inc.	10-KSB/A	10.19	09/10/04	10.19
Non-Disclosure Agreement with University of Michigan	10-KSB/A	10.20	09/10/04	10.20
Engagement Agreement between Genesis Bioventures, Inc. and Experigen Management Company	8-K	10	04/13/06	10.21
Exclusive Distribution and License Agreement between Prion Developmental Laboratories, Inc. and Genesis Bioventures, Inc.	10-KSB	10.21	04/18/06	10.22
Exclusive Distribution Agreement between Prion Developmental Laboratories, Inc. and Genesis Bioventures, Inc.	10-KSB	10.22	04/18/06

10.23	Amendments to University of Michigan License Agreement		10-KSB	10.23	04/18/06
10.24	Amendment to University of Michigan License Agreement		10-KSB	10.24	04/18/06
10.25	Consulting Agreement between the Company and eFund Capital Management, LLC	X
14	Code of Ethics		10-KSB	14	04/14/04
31	Certification of Douglas C. Lane pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification of Douglas C. Lane pursuant to Section 906 of the Sarbanes-Oxley Act	X

Item  7.  Reports Filed on Form 8-K

On May 10, 2007 the Company filed a Form 8-k stating that on May 3, 2007, Dr. Ian B. Woods submitted his resignation as a member of the Registrant’s Board of Directors, effective immediately. Dr. Woods’ resignation was not the result of any disagreement with the Registrant or its management.  Furthermore, that on May 3, 2007, Mr. Robert Lutz and Mr. Victor Voebel were appointed to serve as members of the Registrant’s Board of Directors. Messrs. Lutz and Voebel will serve until the next annual meeting of the Registrant’s shareholders. The Registrant has agreed to compensate each board member in accordance with its Director Compensation Policy of cash compensation of $1,500 per month or the equivalent of $2,250 per month if paid in shares of common stock.

On May 15, 2007 the Company filed a Form 8-K stating that on May 9, 2004 the Company entered into a convertible debenture agreement with eFund Small Cap Fund II, LP for $250,000 for a term of six (6) months and the Company shall pay a twelve percent (12%) annual coupon on the unpaid Face Amount of this Debenture (this "Debenture") at such times and in such amounts as determined by the Holder.  The Holder of this Debenture shall have the right to convert any and all amounts owing under this Debenture into shares of Common Stock at any time following the Closing Date and which is before the close of business on the Maturity Date.  Holder is entitled to convert the unpaid Face Amount of this Debenture, plus accrued interest and penalties, any time following a Closing Date, at the lesser of (i) 75% of the lowest closing bid price of the Common Stock for the fifteen trading day period prior to a Conversion; or, (ii) at eight cents ($.08). The lower of (i) or (ii) being referred to as a "Conversion Price". No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded up, as the case may be, to the nearest whole share. The Holder shall retain all rights of conversions during any partial trading days.   As an inducement for this investment the Company shall issue to the eFund Small-Cap Fund II, LP or its designee Five Hundred Thousand (500,000) shares.

On June 13, 2007 the Company filed a Form 8-k stating that on May 21, 2007, the Registrant notified its independent accountants, De Joya Griffith & Company, LLC of its intention to change independent accountants. On June 7, 2007, the Registrant sent its dismissal letter to its independent accountants, De Joya Griffith & Company, LLC, indicating its election to change to Jaspers & Hall, PC for the remaining quarters of 2007 continuing through the year ending December 31, 2007. This is a change in accountants recommended by the Registrant’s Executive Management and approved by the Registrant’s Board of Directors. De Joya Griffith & Company, LLC (formerly De Joya & Company) was engaged by the Registrant on May 12, 2005. During the most recent two fiscal years and during the portion of 2007 preceding the Board’s decision, neither the Registrant, nor anyone engaged on its behalf, has consulted with Jaspers & Hall, regarding: (i) either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Registrant’s financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).  The audit reports issued by De Joya Griffith & Company, LLC with respect to the Registrant’s financial statements for the fiscal years ended December 31, 2006 and 2005 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principals, except that De Joya Griffith & Company, LLC’s report contained an explanatory paragraph regarding substantial doubt about the Registrant’s ability to continue as a going concern. From May 12, 2005, through June 7, 2007, there were no disagreements between the Registrant and De Joya Griffith & Company, LLC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of De Joya Griffith & Company, LLC would have caused it to make a reference to the subject matter of the disagreement in connection with its audit report.  The change in accountants does not result from any dissatisfaction with the quality of professional services rendered by De Joya Griffith & Company, LLC, as the independent accountants of the Registrant.

On July 2, 2007 the Company filed a Form 8-k stating that on June 20, 2007, our Board of Directors accepted the resignation of Mr. Antony S. Dyakowski as a member of our board of directors.  Pursuant to the resignation terms and conditions agreed to by Mr. Dyakowski and the Company the resignation became effective June 6, 2007.

On July 2, 2007 the Company filed a Form 8-k stating that on June 29, 2007, the board of directors approved a special one time financing fee and issuance of the interest payments due under the terms of the notes from financings completed in the fiscal years 2004 and 2006.  On August 15, 2007 the Company subsequently issued a total of 5,901,142 shares of common stock to said note holders pursuant to the special financing fee and the interest payments.   Furthermore, Note 10, “Subsequent Events,” stated that: “On April 24, 2007, the Company entered into an agreement with Newbridge Securities to extend the maturity date of their remaining $975,000 bridge financing until the Company has raised adequate senior financing to repay the promissory notes.  In exchange for the extension the Company has agreed to issue 1,462,500 shares of the Company’s common stock.”  No such agreement was ever contemplated, discussed or consummated with Newbridge Securities. Rather, some individual note holders have had discussions with the Company and have agreed to extend the maturity date of their notes. The Company extended the share dividend to all note holders of the Newbridge financing completed in the second quarter of 2006.  During the second quarter 2007 just ended, the Company subsequently agreed to additionally extend the same share dividend to remaining note holders of a previous financing managed by Sterling Financial in 2003.

On July 11, 2007 the Company filed a Form 8-k stating that on June 29, 2007, Mr. Barrett Evans and Mr. Jeffrey Conrad were appointed to serve as members of the Registrant’s Board of Directors. Messrs. Evans and Conrad will serve until the next annual meeting of the Registrant’s shareholders. The Registrant has agreed to compensate each board member in accordance with its Director Compensation Policy of cash compensation of $1,500 per month or the equivalent of $2,250 per month if paid in shares of common stock.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESIS BIOVENTURES, INC.

(Registrant)

By /s/ Douglas C. Lane

      Douglas C. Lane

President and Chief Executive Officer

(On behalf of the registrant and as interim principal

accounting officer)

Date:

August 20, 2007