Form 10QSB
period 2007-09-30
GENESIS BIOVENTURES INC
filed 2007-11-19
CIK 1084966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

[  ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-16291

ABVIVA, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	26-1327790
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10940 Wilshire Boulevard, Suite 600

Los Angeles, CA 90024

(Address of principal executive offices)

(310) 443-4102

(Issuer’s telephone number)

Genesis Bioventures, Inc.

_______________________________________________________________________________

(former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x  No ¨

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ¨ No x

The number of shares of Common Stock, $0.001 par value, outstanding as of November 12, 2007, was 102,658,477 shares.

Transitional Small Business Disclosure Format (check one):  Yes ¨ No x

PART 1 – FINANCIAL INFORMATION

Item 1.

Financial Statements

ABVIVA, INC.
F/K/A GENESIS BIOVENTURES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET

	Un-Audited
	September 30, 2007	December 31, 2006
		(Restated
Assets
Current Assets:
Cash and cash equivalents	$ 37,679	$ 10,495
Accounts and other receivables	47,842	-
Advances receivable - Prion Development Laboratories	362,084	296,498
Prepaid Expenses	2,677	1,906
Total Current Assets	450,282	308,899

Fixed assets, net	1,091	1,228

Other assets:
Medical technology licenses, net	2,109,329	3,465,320
Intangible assets	-	36,000
Deposits	4,327	4,327
Deferred financial costs	-	-
Total other assets	2,113,656	3,505,647
Total assets	$ 2,565,029	$ 3,815,774

Liabilities And Stockholders' Deficit
Current Liabilities:
Accounts payable and accrued liabilities	$ 609,835	$ 1,114,088
Accounts payable and accrued liabilities, related party	745,080	227,048
Promissory notes payable	3,159,147	2,539,147
Promissory notes payable, related party	421,239	171,239
Convertible notes payable related party	288,000	112,300
Derivitive liability related party	-	155,676
Total Current Liabilities	5,223,301	4,319,498

Stockholders' equity
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, 63,562 ,issued and outstanding	6	6
Preferred Series C stock, $0.001 par value, 400 shares authorized, 110 and 0 shares ,issued and outstanding September 30, 2007 and December 31, 2006 respectively	1
Common stock, $0.0001 par value, 100,000,000 shares authorized, 83,610,558 And 72,213,297,issued and outstanding at September 30, 2007 and December 31, 2006, respectively	8,361	7,221
Shares Authorized and Un-issued	46	226
Unamortized warrants and option based compensation	-	(570,292)
Prepaid share-based compensation	(18,897)	(335,836)
Additional paid-in capital	54,963,186	53,236,022
Accumulated (deficit) during development stage	(57,423,802)	(52,653,898)
Accumulated other comprehensive profit (loss)	(187,173)	(187,173)
Total Stockholders' Deficit	(2,658,272)	(503,724)
Total Liabilities And Stockholders' Deficit	$ 2,565,029	$ 3,815,774

The accompanying notes are an integral part of these consolidated financial statements.

ABVIVA, INC.
F/K/A GENESIS BIOVENTURES, INC.
(a Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	for the three months ended		for the nine months ended		September 19, 1994 (inception) to
	September 30,		September 30,
	2007	2006	2007	2006	2007
		(RESTATED)		(RESTATED)	(RESTATED)

Revenue	$ -	$ -	$ -	$ -	$ -

Expenses:
Depreciation and amortization	452,043	452,009	1,356,129	1,360,400	10,842,813
Investor relations	-	-	0	-	2,449,073
Consulting and management fees	995,090	511,679	1,896,514	1,763,177	12,842,030
Rent	13,222	10,485	49,204	36,052	805,844
Salaries and benefits	8,895	51,605	31,834	162,852	1,965,286
Professional fees	149,418	9,665	387,443	191,937	3,079,068
Financing costs	40,000	-	473,744	1,146,223	1,740,457
Research and development	-	-	0	-	2,335,618
General and administrative expenses	52,064	50,826	199,287	191,625	2,950,628
Total expenses	1,710,732	1,086,269	4,394,155	4,852,266	39,010,817

Net Profit / (Loss) From Operations	(1,710,732)	(1,086,269)	(4,394,155)	(4,852,266)	(39,010,817)

Other income (expense):
Interest (expense)	(96,183)	(100,616)	(261,887)	(314,667)	(2,055,598)
Amortization of deemed discount	-	-	0	(52,500)	(5,130,707)
Unrealized gain related to adjustment of derivative to fair value of underlying securities	(53,849)	37,817	(30,530)	86,075	0
		-	0	-	0
Beneficial conversion feature	(83,333)	-	(83,333)	-	(438,068)
Equity in loss of investments:	-	-	0	-	0
Prion Developmental Laboratories Inc	-	-	0	-	(2,636,553)
Biotherapies Incorporated	-	-	0	-	(5,437,610)
Biomedical Diagnostics	-	-	0	-	(3,357,253)
Gain on debt settlements	-	-	0	-	642,804
Net Profit / (Loss) Before Income Taxes	(1,944,097)	(1,149,068)	(4,769,905)	(5,133,358)	(57,423,802)
Income Tax Expense
Net Profit / (Loss)	$ (1,944,097)	$ (1,149,068)	$ (4,769,905)	$ (5,133,358)	$ (57,423,802)

Per Share Information:
Basic and diluted weighted average number
of common shares outstanding	78,335,221	69,402,946	77,830,819	57,095,422

Net Profit / (Loss) basic and diluted per
common share	$ (0.02)	$ (0.02)	$ (0.06)	$ (0.09)

ABVIVA, INC.
F/K/A GENESIS BIOVENTURES, INC.
(a Development Stage Company)
Consolidated Statements of Comprehensive Income (loss)
and For the Period September 19, 1994(Inception) to December 31, 2006
Un-audited

	for the three months ended		for the nine months ended		September 19, 1994 (inception) to
	September 30,		September 30,
	2007	2006	2007	2006	2007
		(RESTATED)		(RESTATED)	(RESTATED)

Net Profit	$ (1,944,097)	$ (1,149,068)	$ (4,769,905)	$ (5,133,358)	$ (57,423,802)
Other Comprehensive Income
Foreign currency gain (loss)	-	227	-	(3,546)	(187,173)
Other Comprehensive Income	$ (1,944,097)	$ (1,148,841)	$ (4,769,905)	$ (5,136,904)	$ (57,610,975)

The accompanying notes are an integral part of these consolidated financial statements.

ABVIVA, INC.
F/K/A GENESIS BIOVENTURES, INC.
(a Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			September 19, 1994
	for the Nine months ended		(Inception) to
	September 30,		September 30,
	2007	2006	2007

Cash flows from operating activities
Net (loss)	$ (4,769,905)	$ (5,136,904)	$ (57,423,802)
Adjustment to reconcile net (loss) to net
cash (used) by operating activities:
Depreciation and amortization	1,356,129	1,360,400	10,842,813
In process research and development	-	-	750,000
Intangible asset impairment	36,000	-	36,000
Shares Issued for Services	-	-
Share-based compensation	1,761,433	1,322,749	8,855,296
Beneficial conversion feature	83,333		438,068
Share-based finance costs and interest payments	780,084	1,478,267	9,837,257
Equity in loss on investment Biomedical Diagnostics	-	-	3,357,253
Equity in loss on investment Biotherapies	-	-	5,437,610
Equity in loss on investment Prion Developmental Laboratories, Inc.	-	-	2,636,553
Stock appreciation rights plan	-	-	29,230
Accretion of convertible notes payable, related party	-	127,782	-
Deemed Discount on amortization of promissory Notes	-	52,500	5,239,040
Loss (gain) on debt settlement	-	-	(642,803)
Unrealized gain related to adjustment of derivative to fair value of underlying securities	30,530	(86,075)	-
Decrease (increase) in assets:
Accounts receivable	(47,842)	3,733	(47,842)
Due from related party	(65,586)	(242,590)	(362,084)
Prepaid expenses	(771)	(60,136)	(2,677)
Other assets	-	1,521	-
Increase (decrease) in liabilities:	-	-	-
Accounts payable and Accrued Expenses	13,779	132,790	1,354,915
Net cash (used) by operating activities	(822,816)	(1,045,963)	(9,665,173)

Cash flows from investing activities
Capital expenditures on property and equipment	-	(1,286)	(147,902)
Purchase of shares and bonds of Biotherapies, Inc.	-	-	(2,643,976)
Investment in Prion Development Laboratories	-	-	(2,636,553)
Acquisition of Biomedical Diagnostics, LLC, net of cash acquired	-	-	(2,696,756)
Cash acquired on consolidation	-	-	8,617
Investment in Biomedical Diagnostics	-	-	(3,000,000)
Investment in I.D. Certify, Inc	-	-	(800,160)
Increase in deferred financing costs	-	-	(379,008)
Purchase of short term investments	-	-	(441,511)
Redemption of short-term investments	-	-	441,511
Deposit on future acquisitions	-	-	(50,000)
Net cash (used) in investing activities	-	(1,286)	(12,345,738)

Cash flows from financing activities
Exercise of share purchase warrants	-	-	63,000
Exercise of stock options	-	-	385,803
Issuance of promissory notes - related party	-	1,315,000	75,000
Repayment of promissory notes - related party	-	(144,250)	(25,000)
Proceeds from convertible debentures	875,000	-	9,932,933
Repayment of promissory notes	(25,000)	-	(853,681)
Common stock issued for cash	-	-	6,529,047
Common stock subscriptions	-	(135,000)	562,750
Preferred stock issued for cash	-	-	5,565,911
Net cash provided by financing activities	850,000	1,035,750	22,235,763
Effect of exchange rate changes on cash and cash equivalents	-	-	(187,173)
Net (decrease) increase in cash	27,184	(11,499)	37,679
Cash - beginning of period	10,495	30,201	-
Cash - end of period	$ 37,679	$ 18,702	$ 37,679

Supplemental disclosures:
Interest paid	$ -	$ -	$ 121,554
Income taxes paid	$ -	$ -	$ -

Common stock issued in settlement of debt	$ 50,000	$ 2,097,500	$ 11,937,506

The accompanying notes are an integral part of these consolidated financial statements.

ABVIVA, INC.

F/K/A GENESIS BIOVENTURES, INC.

(a Development Stage Company)

Notes to Consolidated Financial Statements

Note 1 – Organization

The Company was originally incorporated in the State of New York under the name of Flexx Realm, Inc. on September 19, 1994, at which time it was listed on the Over the Counter Bulletin Board. The Company was a shell company and was not engaged in any tangible business. On November 3, 1998, the Company changed its name to BioLabs, Inc. and changed its focus to biomedical research. At this time the Company entered into a joint venture with Biotherapies, Inc. On November 28, 2000, the Company began doing business as Genesis Bioventures, Inc. and became listed on the American Stock Exchange on December 19, 2000. On October 28, 2001, the Company amended its charter to formally change its name to Genesis Bioventures, Inc. On November 30, 2001, the Company entered into a Purchase Agreement with Biotherapies, Inc. (“Biotherapies”), a Michigan corporation, whereby the Company acquired Biotherapies’ 50% interest in Biomedical Diagnostics, LLC, (“Biomedical Diagnostics”), a Michigan limited liability company, which at the time the Company owned the other 50% interest. Consequently, Biomedical Diagnostics became our wholly-owned subsidiary. On October 30, 2007 the Company re-domiciled from New York to Nevada.  On November 2, 2007 the Company amended its Articles of Incorporation to change its name to Abviva, Inc.

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

Note 2 - Basis of Presentation

The consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

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

The  Company's  future  operations  are  dependent  upon  the  Company's ability to remain  compliant  with  its  medical  technology  license  agreement with  the University  of  Michigan,  obtain  third  party  financing in the form of  debt  and  equity and ultimately to generate  future  profitable  operations or  income  from  its  investments.  Furthermore,  the  Company's  equity investments  may  require  additional  funding  from  the  Company  to  continue research  and  development  and  other  operating activities.  As  of  September 30, 2007,  the  Company  is  considered  to  be in the development stage as the Company  has  not yet commenced planned operations, or begun to generate revenues.  The Company’s ability to continue as a going concern is in doubt because it has not generated  revenues, and has experienced negative  cash  flow from  operations  and  is  not in compliance with the repayment terms of certain promissory  note  obligations.  The Company had a working capital deficiency of ($4,773,019) and a stockholders deficit of ($2,658,272) as of September 30, 2007.  The  Company does not have sufficient working  capital  to  sustain  operations  until  the  end of the year and is in immediate  need  of  cash  financing. The Company is currently looking to secure additional funds through future debt or equity financings. Such financings may be not available or may not be available on reasonable terms. If the Company is unable to obtain required financing, it may have to reduce or cease operations or liquidate certain assets.

Note 4 - Correction of Errors

 The Company has restated its previously issued September 30, 2006 consolidated financial statements for matters related to the following previously reported items: an embedded derivative; warrant costs; and consulting and management expense. The accompanying financial statements for the three and nine month periods ended September 30, 2006 have been restated to reflect the corrections in accordance with statement of financial accounting standards No. 154, “Accounting Change and Error Corrections”, as previously reported.

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

Medical technology licenses	$4,334,563
Other current assets	8,617
Other assets	66,629
Stock appreciation rights plan liabilities assumed	(301,418)
Other current liabilities assumed	(104,784)
Total	$4,003,607

(b)

Investment in Biotherapies, Inc.

	September 30,
	2007	2006
Investment in Biotherapies	$5,437,611	$5,437,611
Equity in losses and write-down	(5,437,611)	(5,437,611)
Net	-	-

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

(c)

Investment in Prion Developmental Laboratories, Inc.

	September 30,
	2007	2006
Investment in Prion Developmental Laboratories, Inc.	$2,636,533	$2,636,553
Equity in losses and write-down	-2,636,533	(2,636,533
Investment (net)	$ -	$ -

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

On March 30, 2006 the Company advanced $275,084 to PDL in the form of a note receivable. The unsecured note receivable bears interest at 10% and matured March 31, 2007.  The Company also advanced PDL $60,000, $20,000 and $7,000 on January 7, 2007, February 12, 2007 and July 10, 2007 respectively under twelve month promissory notes that bear interest at 10%. All notes receivable to PDL are unsecured.

Note 7 – Medical Technology Licenses

In accordance with the Company’s accounting policy, the Company evaluated the carrying value of intangible assets as of December 31, 2006 and determined there was no impairment as of and for the nine month period ending September 30, 2007. Substantially all of the Company’s recorded intangible assets are subject to amortization. Finite lived intangible assets comprised of the following:

		September 30,	December 31,
	Useful life	2007	2006
Investment in Prion Developmental Laboratories, Inc.	7 years	$12,655,926	$12,655,926
Equity in losses and write-down		(10,546,597)	(9,190,606)
		$2,109,329	$3,465,320

Pursuant to the acquisition of Biomedical Diagnostics, LLC, the Company acquired a license to utilize certain diagnostic technology for use in detecting various diseases including breast, ovarian and prostate cancers.  Amortization expense for the nine months ended September 30, 2007 and 2006 is $1,355,991 and $1,355,991, respectively.

The Company's interest in the medical technology license with the University of Michigan was indirectly held through Biotherapies, Inc. as at December 31, 2002.  Subsequent to December 31, 2002, the University of Michigan directly granted license rights to the Company (Note 3) and the indirect license arrangement with Biotherapies, Inc. was terminated.

Note 8 – Promissory Notes Payable

	September 30,	December 31,
	2007	2006

Notes Payable Related Parties
Note (a)	$ 33,239	$ 33,239
Note (b)	100,000	100,000
Note (c)	150,000	150,000
Note (d)	138,000	138,000
Total	421,239	421,239

Note (e)
Termination agreement	288,000	112,300
Derivative Liability		155,676

Notes Payable
Note (f)	151,647	151,647
Note (g)	50,000	50,000
Note (g)	20,000	20,000
Note (g)	70,000	-
Note (h)	867,500	917,500
Note (i)	100,000	100,000
Note (j)	975,000	1,000,000
Note (k)	50,000	50,000
Note (l)	500,000	-
Note (m)	250,000	-
Note (n)	125,000	-
	3,159,147	2,289,147

Total Notes Payable	$ 3,868,386	$ 2,978,362

Notes payable Related Party

(a)

The Company has accrued advances for operating expenses from a former officer of its wholly-owned subsidiary totaling $33,239 and $33,239 at December 31, 2006 and September 30, 2007, respectively.  The advances are non-interest bearing and due on demand.

(b) On July 21, 2006, the Company entered into an unsecured promissory note with a Company Director in the amount of $100,000, bearing interest at a rate of 10% per annum with the entire principal balance due upon completion of financing.  Per the agreement, the Company issued a total of 200,000 shares of the Company’s par value common stock as a financing fee in the amount of $40,000 with outstanding balances due of $100,000 and $100,000 at December 31, 2006 and September 30, 2007 respectively.

(c) On October 17, 2006, the Company entered into an unsecured promissory note with a Company Director in the amount of $150,000, bearing interest at a rate of 10% per annum with the entire principal balance due upon completion of financing.  Per the agreement, the Company issued a total of 450,000 shares of the Company’s par value common stock as a financing fee in the amount of $63,000, with outstanding balances due of $150,000 and $150,000 at December 31, 2006 and September 30, 2007 respectively.

(d) On March 31, 2006 three employees of the Company resigned and elected to convert their deferred compensation totaling $165,000 to promissory notes with a maturity date of June 30, 2006 bearing interest at 10% per annum.  During 2006 the Company repaid $27,000 of the promissory notes, with outstanding balances due of $138,000 and $138,000 at December 31, 2006 and September 30, 2007 respectively.  The notes are currently in default.

Notes Payable

(e) In March of 2006, the Company entered into “Termination and Convertible Promissory” notes with three former officers and one former employee of the Company, ("Convertible notes payable, related party"),   whereby the Company has agreed to provide severance in the total amount of $24,000 per month for a period of 12 months.  The severance shall accrue monthly in the form of a note bearing interest at a rate of 6% per annum and maturing on April 1, 2007.  Each note is convertible into shares of the Company’s common stock based on the current quoted market rate at the time of conversion.  At December 31, 2006 the Company had an accrued balance of $112,300 and a related derivative liability in the amount of $155,676.  At September 30, 2007 the notes are in default and the embedded warrants have expired and the notes bear interest at the default rate of 10% per annum with an accrued balance of $288,000.

(f)

From August 2001 through March 2005, the Company raised $151,647 through the issuance of promissory notes to third parties.  The notes bear interest from 5% to 10% per annum, are unsecured and mature ninety (90) to One hundred fifty (150) days after funds are advanced.  Warrants to acquire 35,000 common shares were issued as consideration for the loans.  The fair value of the warrants of $31,580 has been recorded as a discount to the promissory notes and is being amortized over the term of the notes to interest expense.  During the year ended December 31, 2003, the Company issued 25,900 share purchase warrants exercisable at $0.75 per share to extend maturity date to August 31, 2005.  The fair value of the warrants of $10,164 has been recorded as interest expense. The loans are currently in default, and interest accrues at 12% annually.  The outstanding note balances were $151,647 and $151,647 at December 31, 2006 and September 30, 2007.

(g) On August 22, 2002 the Company issued a $50,000 promissory note to an individual investor.  The note bears interest at 12% per annum and is currently in default. On September 8, 2002 the company also issued a $20,000 promissory note to another individual investor.  This note also bears interest at 12% per annum and is currently in default.  Also During 2002, an individual investor lent the Company $70,000 with an interest rate of 12% per annum, which was carried in accounts payable balance at December 31, 2006 and re-classed into notes payable in 2007.

(h) On March 12 and 19, 2004, the Company completed a private placement for gross proceeds of $2,315,000 on the sale of certain securities (the “Bridge Securities”). The Bridge Securities sold are:

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

On June 15, 2006, the note holders elected to convert $1,397,500 in principal and $88,742 in interest to 7,325,950 shares of the Company’s $.0001 par value common stock. The principal balance was converted at $0.20 per share and interest at $0.26 per share. Additionally, the Company issued 1,397,500 shares of its common stock valued at $0.25 per share to all note holders who elected to convert. At December 31, 2006 the Company recorded financing expense totaling $349,375. The remaining principal balance at December 31, 2006 was $917,500.  On July 31, 2007 the company issued 2,393,940 shares of its common stock for accrued interest of $99,542 and additional financing fees of $126,292, which were accrued as of June 30, of 2007. Interest in the amount of $22,938 was accrued as of September 30, 2007.  On August 22, 2007, one of the note holders converted $50,000 of notes for 700,000 shares of the company’s common stock.  The outstanding balance as of September 30, 2007 was $867,500.  This note is currently in default.

(i)

During 2005, the Company raised a further $350,000 through the issuance of promissory notes.  The notes bear interest from 10% to 18% per annum, are unsecured and mature ninety (90) to two hundred seventy (270) days after funds are advanced.  Warrants to acquire 187,500 common shares were issued as consideration for certain of these loans.  The warrants are exercisable at $0.20 per common share.  The fair value of the warrants of $12,056 has been recorded as a discount to the promissory notes and has been fully amortized to interest expense for the period to March 31, 2006. The carrying value of promissory notes of $70,000 at the time of issuance was determined by discounting the future stream of interest and principal payments at the prevailing market rate for a similar liability that does not have an associated equity component. The balance of $105,000 was allocated to the conversion option included in shareholders' equity. The discount on the face value of the convertible note is being accrued over the term of the debt.  On March 15, 2006, the Company repaid $75,000 principal and interests totaling $5,600.  The balance of these notes was $100,000 and $100,000 at September 30, 2007 and December 31, 2006 respectively.

(j)

During the three months ended March 31, 2006, the Company entered into an agreement to issue Bridge Notes in the principal amount of $1,000,000 bearing interest at 12% per annum payable 90 days after the issuance date.  As of September 30, 2007, the Company has raised the entire $1,000,000, and has recorded related interest expense in the amount of $28,849.  On January 8, 2007 $25,000 in principal was repaid.  On July 31, 2007 the company issued 3,440,145 shares of its common stock for accrued interest of $218,257 and additional financing fees of $161,404. The remaining balance of $975,000 at September 30, 2007 is in default and interest is being accrued at the default rate of 18% per annum.

(k) On July 21, 2006, the Company entered into an unsecured promissory note with a Company Director in the amount of $50,000, bearing interest at a rate of 10% per annum with the entire principal balance due upon completion of financing.  Per the agreement, the Company issued a total of 100,000 shares of the Company’s par value common stock as a financing fee in the amount of $20,000 with outstanding balances due of $50,000 and $50,000 at December 31, 2006 and September 30, 2007 respectively.

 (l) January 5, 2007, the Company entered into an unsecured convertible promissory note totaling $500,000, bearing interest at a rate of 18% per annum with the entire principal balance due on July 5, 2007.  The note is convertible into 2,500,000 shares at a conversion price of $0.20 per share.  Per the agreement, the Company agreed to issue a total of 1,250,000 shares of the Company’s par value common stock as a financing fee in the amount of $87,500.  The financing fee is being amortized over the life of the loan, and as of September 30, 2007 finance fee of $87,500 has expensed.  As of September 30, 2007 the note is in default, with an outstanding balance of $500,000.

(m) On May 9, 2007, the Company entered into an unsecured convertible debenture agreement totaling $250,000, bearing interest at a rate of 12% per annum, compounded daily, with the entire principal balance due on November 7, 2007.  The note is convertible into the Company’s common stock at a conversion price of the lesser of (i) 75% of the lowest closing bid price of the Common Stock for the fifteen trading day period prior to request for conversion; or, (ii) at eight cents ($.08) per share.  Per the agreement, the Company agreed to issue a total of 500,000 shares of the Company’s par value common stock as a financing fee, which were issued on August 7, 2007 and recorded to financing fee expense of $40,000. In addition the discount of 25% or ($83,333) was expensed to beneficial conversion feature in that period.

 (n) On November 15, 2007, the Company entered into an unsecured convertible debenture agreement totaling $250,000, bearing interest at a rate of 12% per annum, compounded daily, with the entire principal balance due on May 15, 2008.  The note is convertible into the Company’s common stock at a conversion price of five cents ($.05) per share.  Per the agreement, the Company issued 10 shares of the Company’s Series C Convertible Preferred stock as a financing fee.  eFund has advanced funds under the agreement as follows: (a) $10,000 on August 10, 2007, (b) $15,000 on August 23, 2007 (c)$6,000 on September 6, 2007 (d) $94,000 on September 7, 2007 (e) $50,000 on November 6, 2007.  The holder will continue to advance funds under the agreement until such time as the holder has advanced a total of $250,000.  Interest will only accrue on the advanced amounts on the date of advancement.

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

During September 2006, the Company entered into four two year consulting agreement whereby authorizing the issuance of 400,000 shares of its $0.0001 par value common stock. The Company recorded prepaid compensation in the amount of $128,000 to be amortized over the remaining life of the agreements. As of December 31, 2006, the Company amortized $102,000 to consulting expense and $26,000 remained unamortized. The shares were subsequently issued on October 11, 2006.

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

On January 25, 2007, the Company issued 438,897 shares of restricted common stock to two consulting firms for professional and legal services. The fair value of the shares was recorded in 2006 when the shares were authorized.

On January 25, 2007 the Company issued 135,000 shares to Opus Pointe which were previously authorized and un-issued for $13,500 in accounting services.

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

On April 5, 2007 Fezzik Enterprises, Ltd. was issued 100,000 shares of common stock pursuant to the Company’s 2006 Consultant Stock Plan, for consulting services relating to the Company’s relocation of the corporate office to Los Angeles and closing of the former corporate office in Surrey, British Columbia, Canada. The Company recorded consulting expense in the amount of $9,000, the fair value of the underlying shares.

On April 5, 2007 Taylor Wood Management, Inc. was issued 41,667 shares of common stock under a under settlement agreement pursuant to a consulting agreement with the Company. The Company recorded a consulting expense of $3,750, the fair value of the underlying shares.

On May 7, 2007 the Company issued 115,734 shares of common stock to Stoeklein Law Group for legal services they provided the Company.

On May 8, 2007 Antony Dyakowski, a former director of the Company was issued 49, 909 shares of common stock as board compensation for the 2nd quarter of 2007 prior to departure from the board of directors.

On June 4, 2007, the Company entered into an agreement with a debt holder to extend the maturity date of their $100,000 note payable until June, 2007 in exchange for 200,000 shares of the Company’s common stock and repayment of $12,000 in accrued interest.  The Company

On August 2, 2007 the Company authorized the conversion of a note with one of its note holders pursuant to the Note Agreement.  Pursuant to the agreement the note holder received 700,431 shares of common stock in exchange for the conversion of the note in the amount of $50,000

On June 29, 2007, the board of directors approved a special one time financing fee and issuance of the interest payments due under the terms of the notes from financings completed in the fiscal years 2004 and 2006.  On August 15, 2007 the Company subsequently issued a total of 5,834,085 shares of common stock to said note holders pursuant to the special financing fee and the interest payments.

On August 8, 2007 the Company issued 500,000 shares of eFund Capital Management, LLC as financing fee of $40,000.

On August 8, 2007 the Company issued 120,00 shares of common stock to John Alexanian for consulting services valued.  $9,600.

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

On August 8, 2007 the Company issued 10 shares of Series C Preferred Stock to Jeffrey Conrad pursuant to a legal retainer agreement. Each share of Series C converts into .01 percent of the outstanding common Stock on the date of conversion.  Mr. Conrad has the right to convert the stock at anytime at his discretion.

Note 10 - Subsequent Events

On October 2, 2007 the Company issued 19,047,619 shares of Common stock to Firebird Global Master Fund II, Ltd. pursuant to the conversion of its note with the Company in the amount of $500,000.

On October 5, 2007 the Company issued 300 shares of common stock to a holder of Series A Convertible Preferred Stock pursuant to the receipt of a conversion notice from said stockholder.

On October 30, 2007 the Company re-domiciled to from New York to Nevada as approved by the shareholders at the Annual Meeting on September 14, 2007.

On October 30, 2007 the Company increased the number of its authorized common stock to 200,000,000 shares from 100,000,000 shares as approved by the shareholders at the September 14, 2007 Annual Meeting.

On November 2, 2007 the Company amended its Articles of Incorporation changing its name to Abviva as approved by the shareholders at the Annual Meeting on September 14, 2007.  The company is awaiting the issuance of its new CUSIP number and will apply to NASDAQ to change its name and ticker symbol as soon as practicable.

On November 15, 2007, the Company entered into an unsecured convertible debenture agreement totaling $250,000, bearing interest at a rate of 12% per annum, compounded daily, with the entire principal balance due on May 15, 2008.  The note is convertible into the Company’s common stock at a conversion price of five cents ($.05) per share.  Per the agreement, the Company agreed to issue a total of 10 shares of the Company’s Series C Convertible Preferred stock as a financing fee.  eFund has advanced funds under the agreement as follows: (a) $10,000 on August 10, 2007, (b) $15,000 on August 23, 2007 (c)$6,000 on September 6, 2007 (d) $94,000 on September 7, 2007 (e) $50,000 on November 6, 2007.  The holder will continue to advance funds under the agreement until such time as the holder has advanced a total of $250,000.  Interest will only accrue on the advanced amounts on the date of advancement.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Plan of Operations

We were originally incorporated in the State of New York under the name of Flexx Realm, Inc. on September 19, 1994.  On November 3, 1998, we changed our name to BioLabs, Inc. and changed our focus to biomedical research.  At this time we entered into a joint venture with Biotherapies, Inc. On November 28, 2000, we began doing business as Genesis Bioventures, Inc., and on October 29, 2001 we formally amended our charter to change our name.  On November 30, 2001, we entered into a Purchase Agreement with Biotherapies, Inc., a Michigan corporation, whereby we acquired Biotherapies’ 50% interest, in Biomedical Diagnostics, LLC, (“Biomedical Diagnostics”), a Michigan limited liability company.  At the time we owned the other 50% interest.  Consequently, Biomedical Diagnostics became our wholly-owned subsidiary.  On October 30, 2007 the Company re-domiciled from New York to Nevada.  On November 2, 2007 the Company amended its Articles of Incorporation to change its name to Abviva, Inc.

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

Biomedical Diagnostics has developed a screening diagnostic for breast cancer through its exclusive license agreement with the University of Michigan.  GBI is currently committed to funding the operating costs to commercialize this technology.  We intend to commercialize this product through Biomedical Diagnostics’ and CLIA Level III certified clinical reference laboratory provisions under the Clinical Laboratory Improvement Amendments Act.  Upon financing and initial stages of commercialization, we intend to expand the initial MSA test to national distribution by transferring the assay to one or more national clinical laboratory partners prior to FDA approval.

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

On November 15, 2007, the Company entered into an unsecured convertible debenture agreement totaling $250,000, bearing interest at a rate of 12% per annum, compounded daily, with the entire principal balance due on May 15, 2008.  The note is convertible into the Company’s common stock at a conversion price of five cents ($.05) per share.  Per the agreement, the Company agreed to issue a total of 10 shares of the Company’s Series C Convertible Preferred stock as a financing fee.  eFund has advanced funds under the agreement as follows: (a) $10,000 on August 10, 2007, (b) $15,000 on August 23, 2007 (c)$6,000 on September 6, 2007 (d) $94,000 on September 7, 2007 (e) $50,000 on November 6, 2007.  The holder will continue to advance funds under the agreement until such time as the holder has advanced a total of $250,000.  Interest will only accrue on the advanced amounts on the date of advancement.

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

Liquidity and Capital Resources at September 30, 2007 as compared to December 31, 2006.

The following table summarizes current assets, liabilities and working capital at September 30, 2007 compared to December 31, 2006.

			Increase / (Decrease)
	September 30, 2007	December 31, 2006	$	%

Current Assets	$450,282	$308,899	$141,383	46%

Current Liabilities	$5,223,301	$4,319,498	$903,803	21%

Working Capital (Deficit)	($4,773,019)	($4,010,599)	($762,420)	(19%)

Cash flows used in operating activities totaled $(822,816) for the Nine months ended September 30, 2007 and $(1,045,963) for the nine months ended September 30, 2006.  Additionally, we incurred a net loss of $(4,769,905, for the nine months ended September 30, 2007, which was an decrease of $366,999 when compared to the same period the year before.  We increased our net loss primarily due to higher professional and management fees.  As GBI is currently structured, we expect to incur continuing losses from the operation of Biomedical Diagnostics LLC.

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

Also during the second quarter of 2006, we allowed note holders who had invested in our 2004 private placement of bridge securities to convert principal and interest owed into shares of our common stock.  As of September 30, 2007, we have a remaining balance of $867,500 under these notes.

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

On November 15, 2007, the Company entered into an unsecured convertible debenture agreement totaling $250,000, bearing interest at a rate of 12% per annum, compounded daily, with the entire principal balance due on May 15, 2008.  The note is convertible into the Company’s common stock at a conversion price of five cents ($.05) per share.  Per the agreement, the Company agreed to issue a total of 10 shares of the Company’s Series C Convertible Preferred stock as a financing fee.  eFund has advanced funds under the agreement as follows: (a) $10,000 on August 10, 2007, (b) $15,000 on August 23, 2007 (c)$6,000 on September 6, 2007 (d) $94,000 on September 7, 2007 (e) $50,000 on November 6, 2007.  The holder will continue to advance funds under the agreement until such time as the holder has advanced a total of $250,000.  Interest will only accrue on the advanced amounts on the date of advancement.

As of September 30, 2007, we had cash on hand of approximately $37,679 and a working capital deficiency of ($2,658,727).  Cash on hand is not sufficient to meet our current needs.

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

The  Company’s  future  operations  are  dependent  upon  the  Company's ability to remain  compliant  with  its  medical  technology  license  agreement with  the University  of  Michigan,  obtain  third  party  financing in the form of  debt  and  equity and ultimately to generate  future  profitable  operations or  income  from  its  investments.  Furthermore,  the  Company's  equity investments  may  require  additional  funding  from  the  Company  to  continue research  and  development  and  other  operating activities.  As  of  September 30, 2007,  the  Company  is  considered  to  be in the development stage as the Company  has  not  commenced planned operations, or begun to generate revenues.  The Company’s ability to continue as a going concern is in doubt  because it has not generated revenues, and has experienced negative  cash  flow from  operations  and  is  not in compliance with the repayment terms of certain promissory  note  obligations.  The Company had a working capital deficiency of ($2,658,727) as at September 30, 2007.  The  Company does not have sufficient working  capital  to  sustain  operations  until  the end of the year and is in immediate  need  of  cash  financing. The Company is currently looking to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms. If the Company is unable to obtain required financing, it may have to reduce or cease operations or liquidate certain assets.

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

We have operated since our inception as a research and development entity and have accordingly incurred losses from operations.  For the last two fiscal years ended December 31, 2006 and 2005, we sustained net losses of $6,425,424 and $6,002,089, respectively and for the Nine months ended September 30, 2007 we sustained additional losses of 4,769,905.  At September 30 , 2007 we had a working capital deficit of ($2,658,727).  Capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations since inception.  We are in need of additional capital to continue our operations and have been dependent on the proceeds of private placements of our securities to satisfy working capital requirements.  We will continue to be dependent upon the proceeds of future offerings or to fund development of products, short-term working capital requirements, marketing activities and to continue implementing the current business strategy.  There  can  be  no  assurance  that  we  will  be  able  to  raise the necessary  capital to continue operations.

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

As a result of our deficiency in working capital at September 30, 2007 and other factors, our auditors have included an explanatory paragraph in their audit report regarding substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustments as a result of this uncertainty.  The going concern qualification may adversely impact our ability to raise the capital necessary for the continuation of operations.

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

The Board of Directors is authorized, without further approval of our shareholders, to fix the dividend rights and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences, privileges and restrictions applicable to each new series of preferred stock.  The issuance of such stock could adversely affect  the  voting  power of the holders of Common Stock and, under certain circumstances,  make it more difficult for a third party to gain control of the Company, discourage bids for the common stock at a premium, or otherwise adversely affect the market price of the common stock.  As of the date of this filing, we have authorized 2,000,000 shares of Class A Convertible Preferred Stock (“Class A Preferred Stock”) of which 63,562 are issued and outstanding.  Class A Preferred Stock is subject to anti-dilution provisions which could cause additional shares of Common Stock to be issued upon completion of any future financings.  We also have 110 shares of Series C Convertible Preferred Stock issued and outstanding.

We do not expect to pay dividends for the foreseeable future.

For the foreseeable future, it is anticipated that earnings, if any, that may be generated from our operations will be used to finance our operations and that cash dividends will not be paid to holders of our common stock.

Item 3. Controls and Procedures

As of, the end of the period covered by this Quarterly Report on Form 10-QSB, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934).  Based  on  that  evaluation,  our  Chief Executive Officer and Principal Accounting  Officer  concluded  that  our  disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we  file  or  submit  under the Securities Exchange Act of 1934 (i) is recorded, processed,  summarized  and  reported  within  the  time  periods  specified  in Securities  and Exchange Commission rules and forms, and (ii) is accumulated and communicated  to our management, including our Chief Executive Officer and Principal  Officer, as appropriate, to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting.  Management's  assessment  of the effectiveness  of our internal control over financial reporting is expressed at the  level  of  reasonable assurance that the control system, no matter how well designed  and operated, can provide only reasonable, but not absolute, assurance that  the  control  system's  objectives  will  be  met.

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

Common Stock

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

On June 29, 2007, the board of directors approved a special one time financing fee and issuance of the interest payments due under the terms of the notes from financings completed in the fiscal years 2004 and 2006.  On August 15, 2007 the Company subsequently issued a total of 5,834,085 shares of common stock to said note holders pursuant to the special financing fee and the interest payments.

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

On August 8, 2007 the Company issued 500,000 shares of eFund Capital Management, LLC as financing fee of $40,000.

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

On August 8, 2007 the Company issued 120,00 shares of common stock to John Alexanian for consulting services valued.  $9,600.

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

Preferred Stock

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

On August 8, 2007 the Company issued 10 shares of Series C Preferred Stock to Jeffrey Conrad pursuant to a legal retainer agreement. Each share of Series C converts into .01 percent of the outstanding common Stock on the date of conversion.  Mr. Conrad has the right to convert the stock at anytime at its discretion.

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

Subsequent Issuances

On October 2, 2007 the Company issued 19,047,619 shares of Common stock to Firebird Global Master Fund II, Ltd. pursuant to the conversion of its note with the Company in the amount of $500,000.

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

On October 5, 2007 the Company issued 300 shares of common stock to a holder of Series A Convertible Preferred Stock pursuant to the receipt of a conversion notice from said stockholder.

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

On November 15, 2007, the Company entered into an unsecured convertible debenture agreement totaling $250,000, bearing interest at a rate of 12% per annum, compounded daily, with the entire principal balance due on May 15, 2008.  The note is convertible into the Company’s common stock at a conversion price of five cents ($.05) per share.  Per the agreement, the Company agreed to issue a total of 10 shares of the Company’s Series C Convertible Preferred stock as a financing fee.  eFund has advanced funds under the agreement as follows: (a) $10,000 on August 10, 2007, (b) $15,000 on August 23, 2007 (c)$6,000 on September 6, 2007 (d) $94,000 on September 7, 2007 (e) $50,000 on November 6, 2007.  The holder will continue to advance funds under the agreement until such time as the holder has advanced a total of $250,000.  Interest will only accrue on the advanced amounts on the date of advancement.  The Company used the proceeds for general operating expenses.

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

From August 2001 through March 2005, the Company raised $151,647 through the issuance of promissory notes to third parties.  The notes bear interest from 5% per month to 10% per annum, are unsecured and mature ninety (90) to One hundred fifty (150) days after funds are advanced.  Warrants to acquire 35,000 common shares were issued as consideration for the loans.  The fair value of the warrants of $31,580 has been recorded as a discount to the promissory notes and is being amortized over the term of the notes to interest expense.  During the year ended December 31, 2003, the Company issued 25,900 share purchase warrants exercisable at $0.75 per share to extend maturity date to August 31, 2005.  The fair value of the warrants of $10,164 has been recorded as interest expense. The loan is currently in default, and interest accrues at 12% annually.  The outstanding note balances were $151,647 and $151,647 at December 31, 2006 and September 30, 2007.

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

On June 15, 2006, the note holders elected to convert $1,397,500 in principal and $88,742 in interest to 7,325,950 shares of the Company’s $.0001 par value common stock. The principal balance was converted at $0.20 per share and interest at $0.26 per share. Additionally, the Company issued 1,397,500 shares of its common stock valued at $0.25 per share to all note holders who elected to convert. At December 31, 2006 the Company recorded financing expense totaling $349,375. The remaining principal balance at December 31, 2006 was $917,500.  On July 31, 2007 the company issued 2,393,940 shares of its common stock for accrued interest of $99,542 and additional financing fees of $126,292, which were accrued as of June 30, of 2007. Interest in the amount of $22,938 was accrued as of September 30, 2007.  On August 22, 2007, one of the note holders converted $50,000 of notes for 700,000 shares of the company’s common stock.  The outstanding balance as of September 30, 2007 was $867,500.  This note is currently in default.

On August 22, 2002 the Company issued a $50,000 promissory note to an individual investor.  The note bears interest at 12% per annum and is currently in default. On September 8, 2002 the company also issued a $20,000 promissory note to another individual investor.  This note also bears interest at 12% per annum and is currently in default.  Also During 2002, an individual investor lent the Company $70,000 with an interest rate of 12% per annum, which was carried in accounts payable balance at December 31, 2006 and re-classed into notes payable in 2007.

January 5, 2007, the Company entered into an unsecured convertible promissory note totaling $500,000, bearing interest at a rate of 18% per annum with the entire principal balance due on July 5, 2007.  The note is convertible into 2,500,000 shares at a conversion price of $0.20 per share.  Per the agreement, the Company agreed to issue a total of 1,250,000 shares of the Company’s par value common stock as a financing fee in the amount of $87,500.  The financing fee is being amortized over the life of the loan, and as of September 30, 2007 finance fee of $87,500 has expensed.  As of September 30, 2007 the note is in default, with an outstanding balance of $500,000.

Item 4.

 Submission of Matters to a Vote of Security Holders

The Company held its 2007 Annual Shareholders Meeting on Wednesday, September 12, 2007.  the total number of shares allowed to be voted at the annual meeting is 89,888,853 shares of common stock.  The holders of 64,731,515 shares of the Company's Common Stock entitled to vote were represented in person or by proxy constituting a quorum.  Each of the measures we asked our shareholders to approve was approved by at least a majority vote of our stockholders.

The results of the Annual Shareholder meeting were as follows:

1.	ELECTION OF DIRECTORS:		FOR	WITHHELD	FOR ALL
	Nominees:	Douglas Lane	52,681,706	12,049,809
		Barrett Evans	54,702,856	12,028,659
		Jeffrey Conrad	54,702,856	12,028,659
		Jonathan Azten	53,782,533	10,948,982
		Robert Lutz	52,657,056	12,074,459

Victor Voebel	52,708,852	12,022,663

2.	The ratification of the selection of the Company’s independent registered public accounting firm, Jaspers and Hall, P.C.	FOR	AGAINST	ABSTAIN
		60,770,958	3,610,779	349,778

3.	To Approve the Company’s Reincorporation from New York to Nevada.	FOR	AGAINST	ABSTAIN
		38,353,863	14,386,524	353,675

	Broker Non-Votes
	11,638,524

4.	Amendment to the Certificate of Incorporation to Change Corporate Name.	FOR	AGAINST	ABSTAIN
		49,923,305	14,741,344	66,866

5.	To Authorize a Reverse Stock Split of the Company’s Common Stock in the Range of 7:1 to 20:1, as Determined in the Sole Discretion of Our Board of Directors.	FOR	AGAINST	ABSTAIN
		48,355,927	16,253,222	122,366

6.	To approve an amendment to our Amended and Restated Certificate of Incorporation to increase the authorized number of shares of our common stock from 100,000,000 to 200,000,000.	FOR	AGAINST	ABSTAIN
		48,207,923	16,362,674	160,918

7.	To approve 2007 Consultant Stock Plan.	FOR	AGAINST	ABSTAIN
		37,360,742	15,292,128	438,192
	Broker Non-Votes
	11,638,453

Item 5.

 Other Information

None.

Item 6.  Exhibits

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Merger Agreement with Corgenix Medical Corporation		10-KSB		2.1	4/14/2004
2.2	Amended and Restated Plan of Merger		S-3		2.2	4/26/2004
2.3	Merger Agreement between Corgenix, Efoora, Prion Developmental Laboratories, and Genesis Bioventures, Inc.		8-K		2.3	6/2/2004
2.4	Settlement Agreement with Biotherapies, Paul Ervin and Genesis Bioventures, Inc.		8-K		2.4	6/18/2004
2.5	Amended Agreement and Plan of Merger between Corgenix and Genesis Bioventures, Inc.		8-K		2.5	1/6/2005
2.6	Letter of Termination of Merger from Corgenix		8-K		2.6	1/19/2005
2.7	Merger agreement between		14A-DEF		A and D	8/31/2007
	Genesis Bioventures, Inc., NY and
	Genesis Bioventures, Inc., NV
3(i)(a)	Restated Certificate of Incorporation		10-SB		3.1	8/13/1999
3(i)(b)	Amendment to Certificate of Incorporation		10-SB		3.2	10/14/1999
3(ii)	Amended and Restated Bylaws		8-A12B		3.2	12/18/2000
3.2	Amended and Restated Certificate		14A-DEF		B	8/31/2007
	Of Incorporation
3.3	Amended and Restated Bylaws		14A-DEF		C	8/31/2007
4.1	Class A Convertible Preferred Stock Definition		10-SB		3.2	10/14/1999
4.2	Specimen Form of Stock Certificates		8-A12B		4.1	12/18/2000
4.3	Convertible Note		8-K		4.1	3/24/2004
4.4	Warrant Certificate		8-K		4.1	3/24/2004
4.5	Convertible Promissory Note with Corgenix		8-K		4.2	3/12/2004
4.6	Warrant Certificate		8-K		4.1.1	9/23/2004
4.7	Convertible Promissory Note with Firebird Global Master Fund II, Ltd		8-K		4.8	2/8/2007
4.8	Subscription Agreement with Firebird Global Master Fund II, Ltd		8-K		4.9	2/8/2007
4.9	Convertible Debenture with eFund Capital Management, LLC		8-K		10.1	5/15/2007
4.1	Certificate of Designation for Series C Convertible Preferred Stock.		10-QSB		4.1	8/20/2007
4.11	Convertible Debenture with eFund		X
	Capital Management LLC.
10.1	Joint Venture Agreement and Limited Liability Company Operating Agreement of Biomedical Diagnostics, LLC		10-SB		10.1	8/13/1999
10.2	Amended and Restated Limited Liability Company Operating Agreement of Biomedical Diagnostics, LLC		10-SB		10.2	10/14/1999
10.3	Management Services Agreement between BioLabs, Inc. and Tynehead Captial Corp		10-SB		10.3	10/14/1999
10.4	Letter Agreement with DynaMed, Inc.		10-SB/A		10.4	12/8/1999
10.5	Stock Option Agreement under the Amended and Restated BioLabs Stock Option Plan		S-8		10.5	4/27/2000
10.6	Amended and Restated Stock Option Plan		S-8		10.6	4/27/2000
10.7	Warrant to Purchase Shares		S-8		10.7	4/27/2000
10.8	Investment Agreement between Prion Developmental Laboratories, Effora, Inc. and BioLabs, Inc.		8-K		99.1	9/8/2000
10.9	Warrant issued by Prion Developmental Laboratories in favor of BioLabs, Inc.		8-K		99.2	9/8/2000
10.1	Purchase and Sale Agreement between BioLabs, Inc., DynaMed, Inc., Antony Dyakowski, Elio Gugliemi, Kevin O’Farrell and Roberts Soon		8-K		99.1	12/20/2000
10.11	Year 2000 Stock Option Plan, 2001 Stock Incentive Plan and Stock Option Grants Outside of Plan		S-8		4.1	12/4/2001
10.12	2001 Stock Incentive Plan		S-8		4.2	12/4/2001
10.13	Purchase Agreement between Genesis Bioventures, Inc. and Biotherapies, Inc.		8-K		99.1	12/17/2001
10.14	Mammastatin Sublicense Agreement between Genesis Bioventures, Inc. and Biotherapies, Inc.		8-K		99.2	12/17/2001
10.15	P&O Technology License Agreement between Genesis Bioventures, Inc. and Biotherapies, Inc.		8-K		99.3	12/17/2001
10.16	GBS 2002 Consulting Services Plan		S-8		10.1	10/2/2002
10.17	GBS 2002 Stock Award Plan		S-8		10.1	3/5/2003
10.18	Service Agreement between ARUP and Biomedical Diagnostics, Inc.		10-KSB/A		10.19	9/10/2004
10.19	Non-Disclosure Agreement with University of Michigan		10-KSB/A		10.2	9/10/2004
10.2	Engagement Agreement between Genesis Bioventures, Inc. and Experigen Management Company		8-K		10	4/13/2006
10.21	Exclusive Distribution and License Agreement between Prion Developmental Laboratories, Inc. and Genesis Bioventures, Inc.		10-KSB		10.21	4/18/2006
10.22	Exclusive Distribution Agreement between Prion Developmental Laboratories, Inc. and Genesis Bioventures, Inc.		10-KSB		10.22	4/18/2006
10.23	Amendments to University of Michigan License Agreement		10-KSB		10.23	4/18/2006
10.24	Amendment to University of Michigan License Agreement		10-KSB		10.24	4/18/2006
10.25	Consulting Agreement between the Company and eFund Capital Management, LLC		10-QSB		10.25	8/20/2007
10.26	2007 Consultant Stock Plan		14A-DEF		E	8/31/2007
14	Code of Ethics		10-KSB		14	4/14/2004
31	Certification of Douglas C. Lane pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification of Douglas C. Lane pursuant to Section 906 of the Sarbanes-Oxley Act	X

Item  7.  Reports Filed on Form 8-K

On July 2, 2007 the Company filed a Form 8-k stating that on June 20, 2007, our Board of Directors accepted the resignation of Mr. Antony S. Dyakowski as a member of our board of directors.  Pursuant to the resignation terms and conditions agreed to by Mr. Dyakowski and the Company the resignation became effective June 6, 2007.

On July 2, 2007 the Company filed a Form 8-k stating that on June 29, 2007, the board of directors approved a special one time stock interest payment to the note holders of financings completed in fiscal years 2004 and 2006.  Pursuant to the special dividend the Company will be issuing a total of 3,108,750 shares of common stock to said note holders.  Furthermore, the Company will be issuing the note holders the interest payments due under the terms of the notes.  Pursuant to the interest payments the Company will be issuing a total of 3,247,447shares of common stock to said note holders.  Furthermore, on June 29, 2007, it came to the Company’s attention that there was an error in the Company’s 10QSB for the first quarter of 2007 which was filed with the Commission on May 21, 2007.  Note 10, “Subsequent Events,” stated that: “On April 24, 2007, the Company entered into an agreement with Newbridge Securities to extend the maturity date of their remaining $975,000 bridge financing until the Company has raised adequate senior financing to repay the promissory notes.  In exchange for the extension the Company has agreed to issue 1,462,500 shares of the Company’s common stock.”  No such agreement was ever contemplated, discussed or consummated with Newbridge Securities. Rather, some individual note holders have had discussions with the Company and have agreed to additionally extend the maturity date of their notes. The Company extended the share dividend to all note holders of the Newbridge financing completed in the second quarter of 2006.  During the second quarter 2007 just ended, the Company subsequently agreed to additionally extend the same share dividend to remaining note holders of a previous financing managed by Sterling Financial in 2003.  The Company rectified this error in its second quarter 10QSB report.

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

On September 9, 2007 the Company filed a Form 8-K stating that On May 17, 2007 the Company filed an amended Form 10-QSB for the periods ending March 31, 2006, June 30, 2006 and September 30, 2006 and on May 18, 2007filed an amended Form 10-KSB for the fiscal year ended December 31, 2006 because the Board of Directors, upon the recommendation of the Chief Executive Officer and Interim Principal Accounting Officer of the Company, concluded that adjustments were required to the consolidated financial statements included in each of the aforementioned filings and that therefore, such consolidated financial statements as originally filed on May 16, 2006, August 22, 2006 and December 1, 2006 and  April 18, 2007 (respectively) no longer should be relied upon as of the respective filing dates because in the aggregate, the cumulative effect of such adjustments can be viewed as material errors in these financial statements.  On March 30, 2007 the Company determined that the financials could no longer be relied on and subsequently restated its Form 10-QSB for the periods ending March 31, 2006, June 30, 2006 and September 30, 2006 on May 17, 2007 and Form 10-KSB on May 18, 2007.

On September 24, 2007 the Company filed a Form 8-K stating that The Company held its 2007 Annual Shareholders Meeting on Wednesday, September 12, 2007.  Each of the measures we asked our shareholders to approve was approved by at least a majority vote of our stockholders.  The proposals were as follows: (a) Elect Management’s six nominated directors to hold office until the Company’s 2008 Annual Shareholders Meeting.  The board of directors will include Douglas Lane, our Chief Executive Officer, Barrett Evans, Jeffrey Conrad, Jonathan Atzen, Victor Voebel and Robert Lutz;  (b) Approve the ratification of the selection of the Company’s independent registered public accounting firm, Jaspers and Hall, P.C.; (c) Approve the Company’s Reincorporation from New York to Nevada; (d) Approve an amendment to the Certificate of Incorporation to change the Corporate Name to ABVIVA;  (d) Authorize a Reverse Stock Split of the Company’s Common Stock in the range of 7:1 to 20:1 as Determined in the Sole Discretion of the Company’s Board of Directors; (e) Approve an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the authorized number of shares of the Company’s common stock from 100,000,000 to 200,000,000; and (f) Approve the Company’s 2007 Consultant Stock Plan.  The Company will as soon as practical take the necessary steps to implement the approved proposals.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Abviva, INC.

(Registrant)

By /s/ Douglas C. Lane

      Douglas C. Lane

President and Chief Executive Officer

(On behalf of the registrant and as interim principal

accounting officer)

Date:

November 16, 2007