Form 10KSB
period 2007-12-31
ABVIVA INC
filed 2008-04-15
CIK 1084966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934-

Commission file number 1-16291

Abviva, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	26-1327790
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

10940 Wilshire Boulevard, Suite 600
Los Angeles, California	90024
(Address of principal executive offices)	(Zip Code)

(310) 443-4102

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act: Common stock, $0.0001`

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

The issuer's revenues for its most recent fiscal year ended December 31, 2007. $-0-

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price, as of April 9, 2008 was $2,127,583 based on a share value of $0.04.

The number of shares of Common Stock, $0.0001 par value, outstanding on April 9, 2008 was 107,154,692 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Item 4 incorporates information from certain portions of the registrant’s definitive proxy statement for the 2007 annual meeting of shareholders that was held on September 12, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

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

In this form 10-KSB references to “Abviva”, “the Company”, “we,” “us,” and “our” refer to Abviva, Inc. and its wholly owned operating subsidiary, Biomedical Diagnostics, LLC.

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

(a) Business Overview

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

 (b) Business of Issuer

Abviva, Inc. (“Abviva”), a Nevada corporation, with its administrative offices located in Los Angeles, California, is a biomedical corporation focused on the development and commercialization of breast cancer diagnostic and therapeutic products derived from a human biological secreted protein, Mammastatin, that demonstrated strong anti-breast cancer growth inhibitory effects in human breast cancer cell cultures and demonstrated positive regression of breast cancer in women treated under Compassionate Use with an early form of a therapeutic protein derived from the natural mammastatin protein.

Abviva, Inc. (“Abviva”) is commercializing a novel breast cancer diagnostic technology licensed from the University of Michigan. The Mammastatin Serum Assay (“MSA”) is a breast cancer diagnostic risk assessment test developed by Abviva’s wholly owned subsidiary, Biomedical Diagnostics, LLC, (“BDx”) that demonstrated women with high levels of the secreted protein appear to be protected against developing breast cancer.   The MSA also demonstrated that women with breast cancer had no detectable levels of Mammastatin or very low levels.  The MSA will initially be offered as a CLIA certified clinical laboratory service test to physicians and clinics through BDx.  Abviva is a public company currently traded on the OTCBB exchange under the ticker symbol AVVA.OB.

Abviva has the exclusive option to develop cancer therapeutic products from the patented Mammastatin technology. An early mammastatin protein therapy demonstrated positive response in several Stage IV refractory breast cancer patients who were treated under Compassionate Use.  The Company sees unique commercial synergy with its MSA diagnostic test and intends to pursue developing a breast cancer therapeutic product.

Abviva continues to hold a minority interest in Prion Developmental Laboratories, Inc. (“PDL”) resulting from investments made by its predecessor company Genesis Bioventures, Inc.,   Consistent with its completed restructuring, the Company intends to acquire the remaining majority interest in PDL and seek strategic alternatives for PDL that can result in accretive benefit to Abviva and its shareholders and investors.   PDL developed rapid and inexpensive diagnostic tests to detect Transmissible Spongiform Encephalopathies, such as Mad Cow Disease in cattle.  Abviva currently holds a 38% equity interest in PDL.  On November 17, 2007 the Company entered into a Letter of Intent with the Receiver for the majority shareholder of PDL appointed by the United States District Court for the Northern District of Illinois Eastern Division (the “Court”) to acquire all of PDL.  The acquisition is subject to Abviva’s due diligence, final approval by Abviva’s Board of Directors, entry of an order by the Receiver approving the sale by the Court, and Court approval.

On February 27, 2008, Abviva, Inc. entered into a Letter of Intent whereby Abviva would sell its interests in Prion Developmental Laboratories, Inc. and its rights under its agreement with the SEC-appointed Receiver for Efoora, Inc., here collectively and individually referred to as "Business," to a Company to be formed by unnamed business executives.

 Principal Products

Biomedical Diagnostics, LLC

Biomedical Diagnostics, our wholly owned subsidiary based in Ann Arbor, Michigan, is developing proprietary breast cancer screening products. The initial product development effort is the commercialization of the Mammastatin Serum Assay (“MSA”), which is a result of an exclusive license from the University of Michigan and to be used as a broad population based screening diagnostic test for breast cancer.

Abviva’s predecessor company, Genesis Bioventures, Inc. signed a license agreement with the University of Michigan for the exclusive rights to the diagnostic applications of Mammastatin technology in May

2003. Later the terms of the license agreement were amended to extend the license fees until February 2004 and were paid in March 2004. In October 2005, we amended the license fee again to extend time frames and eliminate certain milestones. Other requirements of the license fee include royalty fees of 3-5% of net sale revenues and 20% of revenue not based on net sales. Further, there is an annual license fee of $25,000 to $100,000 and milestone payments on meeting certain significant development targets. Failure to meet any of these payments or terms allows the University to terminate the agreement.

Abviva initiated discussions with the University of Michigan in February 2008 to amend certain terms and conditions of the exclusive license agreement.  As of April 11, 2008 the Company reached a tentative agreement whereby certain terms and conditions of the license agreement are brought consistent with the company’s current restructured business.  Under the tentative agreement certain operating and financial terms and conditions, including certain payments, fees and royalties, will be amended resulting in more favorable development and commercialization terms for the company and its intended future sub-licensees.  As of the filing date the tentative agreement has not been consummated.  However, the Company anticipates the final agreement will be completed and signed by the University and the Company in April 2008.

Background on MSA

According to the American Cancer Society 2007 – 2008 Breast Cancer Facts & Figures, women in the United States have a one in seven chance of being diagnosed with breast cancer at some point in their lifetime, regardless of family history or other known risk factors. It is estimated approximately 241,000 new cases of breast cancer were diagnosed in 2007 (178,480 new cases of invasive breast cancer and 62,030 cases of in situ breast cancer).  Based on the National Cancer Institutes 2004 survey 2.4 million women in the US have a history of breast cancer. Early detection is a very important factor affecting long-term survival.  The 5-year relative survival is 94% of women diagnosed with breast cancer who have tumors less than or equal to 2.0 centimeters compared to 80% survival with tumors 2.1 – 5.0 centimeters and 66% with tumors greater than 5.0 centimeters.

At present, breast cancer is detected primarily through mammography, breast self-examination, ultrasound, or MRI.   These techniques are not always effective against all types of breast cancer and can only detect the disease once the tumor has started to develop. For example, it is estimated 40% of lumps detected by mammography are false positive results and are not breast cancer related.  There are also a number of serum biomarkers that have been studied as potential diagnostic and prognostic indicators. To date, none of these markers have proven superior to mammography or breast self-examination nor do they indicate the risk of breast cancer prior to development of a tumor.

Research has shown that Mammastatin, a protein, can be detected in the blood of over 85% of healthy women and is absent in the blood of over 90% of breast cancer patients. That research also shows that the concentration of Mammastatin drops significantly both in women with breast cancer and in women at risk for breast cancer.

The American Cancer Society recommends that all women over age 40, over 61,000,000 in the United States, should have a mammogram annually, and that all women in their 20’s and 30’s, over 40,000,000 women, should have a clinical breast examination at least once every other year. Based on these American Cancer Society’s recommendations, there are over 100,000,000 women in the United States alone who could potentially benefit from having an MSA test done as part of their annual medical check-up.

MSA Technology

Mammastatin is a protein that has been found to be present in relatively higher levels in the breast tissue of healthy women as compared to those women that eventually have developed breast cancer. Biomedical Diagnostics developed the MSA test as a simple blood serum diagnostic that could measure the quantity of Mammastatin in blood serum using monoclonal antibody technology, whereby the results from that test could then be used to assess women’s risk of developing breast cancer and to potentially screen for women to identify women who have breast cancer but who are asymptomatic and undiagnosed.

Data from two clinical studies, which used the MSA test to measure Mammastatin levels in blood samples, have been analyzed and the results indicate that there is a statistically significant difference in the Mammastatin levels between healthy women and breast cancer patients.  In those studies 98% of women who have elevated or normal levels of mammastatin in their blood test reported no incidence of breast cancer and no family history of breast cancer.  74% of women in the same studies who reported a history of breast cancer had no detectable levels of mammastatin present in their blood test or low levels.  To date, there has not been a blood test with comparable clinical results or that is capable of assessing risk for breast cancer prior to development of this disease, although there are few protein biomarkers that are used to monitor treatment or to indicate that a tumor might already be present.

The potential of the MSA test is to provide a simple blood test that could provide an earlier indication of the risk of breast cancer developing so that appropriate monitoring or preventive therapy can be implemented. The current version of the MSA test is a Western Dot Blot format that has been developed for use in reference labs and major medical testing clinics. The Company intends to develop the test as a breast cancer screening test that can identify women who have breast cancer but who are asymptomatic and undiagnosed.  The Company recognizes such a broad based population screening test can reduce the current death rate of women with breast cancer by earlier detection and treatment.  The American Cancer Society statistics show that women have a 94% survival when diagnosed with a tumor and that tumor is less than 2.0 centimeters in size.  The survival rate increases to 98% if there is no lymph node involvement.  Early detection and treatment is the key to surviving breast cancer.

The Company plans four stages of product and commercial development.  First, the current MSA will be offered to women and their physicians as a CLIA laboratory test, consistent with the practice of all Level III clinical reference laboratories.  Second, the Company will seek Analyte Specific Reagent (ASR) status of the MSA from the FDA that will allow the Company to distribute the MSA test reagents to partner laboratories throughout the United States.  Third, the Company will perform one or more additional clinical studies for a single indication of the MSA and seek FDA approval of the MSA test under PMA regulations.  Following FDA approval, the Company intends to seek one or more co-development partners to develop and produce a diagnostic test kit for the early detection of breast cancer that will result in international diagnostic test kit sales.

Biomedical Diagnostics has held a Certificate of Compliance as a Level III reference laboratory under the Clinical Laboratory Improvement Amendments Act, as administered by the U.S. Healthcare Financing Administration, since 2003.  The current Certificate of Compliance requires recertification prior to offering the MSA diagnostic test to patients. Deployment of the Mammastatin technology was scheduled for launch  in 2001 with the announcement of the commercial availability of the MSA technology through custom laboratory services under this CLIA certification.  The predecessor Company’s difficulty in financing Biomedical Diagnostics resulted in the company not being able to sustain the commercialization plans and the MSA test was withdrawn.  Abviva initiated its restructuring and turn around to establish itself as a fully integrated biotechnology company with its wholly owned subsidiary Biomedical Diagnostics to commercialize the MSA test.  During the restructuring the Company has lacked adequate funding and other resources to proceed with the completion of commercialization efforts for the MSA technology and has with limited staff been focusing its efforts on further characterization of the Mammastatin protein, engineering highly optimized monoclonal antibodies, augmenting the manufacturing and service capacities to handle projected sales volumes, and ensuring that all marketing content meets regulatory standards.

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

Following further research by Biotherapies, Inc., a private company under a license from the University of Michigan and in joint venture with Abviva, the Mammastatin protein was purified as an early possible breast cancer therapy. Independent clinical research conducted on the Mammastatin therapeutic protein through in-vivo Compassionate Use on 29 women in Stage IV refractory breast cancer showed over 50% positive response and over 70% response with only bone metastasis. Due to FDA Regulations, Compassionate Use programs are for seriously ill patients who have a life threatening disease with “no comparable or satisfactory alternative drug or other therapy available to treat that stage of the disease in the intended patient population”.

Dr. John D. Todd, B.Sc., M.D., FRCSC, Scientific Advisor to ABVIVA and Chairman of Abviva’s Clinical Advisory Board, collaborated with Biotherapies, Inc. and treated seven palliative women who were dying of breast cancer with the early Mammastatin protein as a therapeutic over a four year period under a Compassionate Use protocol approved by Health Canada. He found a significant remission demonstrated in several patients who received the Mammastatin protein therapy.

An autoclave sterilization failure at Biotherapies, Inc. for an FDA approved Phase I/II clinical trial led to the Compassionate Use and the FDA Phase I/II clinical trials being halted. All of the women who were under treatment at that time, including all seven of Dr. Todd’s patients, subsequently succumbed to their breast cancers and expired within a few months of discontinued therapy. Biotherapies, Inc. was unable to recover and it ceased operations. The University of Michigan terminated its license agreement with Biotherapies, Inc. and recovered the exclusive license.

Abviva signed an exclusive option with the University of Michigan on February 5, 2007 to license the Mammastatin technology and patent portfolio from the University of Michigan. Under the terms of the agreement Abviva has twelve months to prepare and submit a development plan acceptable to the University and to exercise its exclusive option to license the Mammastatin therapeutic rights.  The Company is negotiating extension of the exclusive option.  Acquisition of the therapeutic rights would provide accretive synergy with the Company’s breast cancer diagnostic franchise and provide increased commercial opportunities for Abviva. All subsequent research on the Mammastatin protein for Abviva’s MSA could serve as a dual benefit and increase the value and likelihood of re-establishing the therapeutic product opportunity of Mammastatin.

Abviva, through a future subsidiary company and with development partners, intends to re-establish the biological activity of Mammastatin in cell culture, isolate the Mammastatin protein, and develop a biologically active recombinant form of the protein. Abviva further intends to establish an exclusive drug development joint venture with an international drug development partner to develop a human therapeutic for breast cancer and conduct clinical trials to obtain FDA approval of the novel breast cancer therapeutic. Abviva believes it can accomplish the initial development independently and at minimal cost.

Prion Developmental Laboratories

Abviva currently holds approximately a 38% equity interest in Prion Developmental Laboratories, Inc. (“PDL”), which is a private company specializing in the development of rapid and inexpensive diagnostic tests to detect Transmissible Spongiform Encephalopathies, such as Mad Cow Disease in cattle and Chronic Wasting Disease in deer and elk.

In October 2005, Abviva secured exclusive rights to distribute, market, use, and sell all Prion Pathology Diagnostic and Prognostic Testing Products in Canada for a term of 5 years with automatic renewals. In February 2006, Abviva signed an exclusive agreement with PDL to expand its rights to worldwide sales, marketing, and distribution rights of the Rapid Prion-Detection Assay tests developed by PDL. Under the terms of the agreement an exclusive worldwide license, excluding Canada, of the PDL technology was granted to Abviva with the right to sublicense.

On June 6, 2006 Abviva and PDL entered into a Letter of Intent whereby Abviva agreed to acquire the assets of PDL, subject to certain due diligence requirements. The Letter of Intent was extended on August

31st, 2006; October 31st, 2006; December 21st, 2006; and February 28, 2007. The Letter of Intent currently remains active.

Subsequent to signing the Letter of Intent Abviva was contacted by the Securities and Exchange Commission informing the Company that the assets of PDL’s founding company and majority shareholder, Efoora, and including the assets of PDL as the majority shareholder’s subsidiary company, of Efoora) were under a freeze order (Agreed Order of Preliminary Injunction and Other Equitable Relief Against Defendant Efoora, Inc.) as a result of an SEC investigation and indictments of three former founders and employees of Efoora (S.E.C. v. Efoora, Inc., et. al. No. 306 C 3526 (N.D. Ill., June 29, 2006) . Abviva immediately responded to the SEC and petitioned the SEC to allow the acquisition of PDL to continue, stating that Abviva and no employee or affiliate of Abviva was a party to Efoora or the SEC’s investigation of Efoora. Furthermore, Abviva argued that the acquisition of PDL was in the best interest of all shareholders of the parties involved. The SEC filed a motion on June 20, 2007 to appoint a receiver (the “Receiver”) for Efoora, Inc. The motion was approved by the Court.  The Company and the Receiver began discussions to negotiate the acquisition of the PDL stock by the Company.  Those discussions resulted in the Letter of Intent signed by the Receiver and the Company, effective November 27, 2007.  The Company is still performing due diligence on the acquisition of PDL.

On February 27, 2008, Abviva, Inc. entered into a Letter of Intent whereby Abviva would sell its interests in Prion Developmental Laboratories, Inc. and its rights under its agreement with the SEC Receiver, here collectively and individually referred to as "Business," to a Company to be formed by unnamed business executives.

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

Prion diseases are difficult to diagnose and Abviva is of the opinion the only diagnostic tests currently available for BSE are based on procedures that are relatively slow and expensive. As a result, tests in North America are only being conducted on cattle suspected of being infected or on a random sample basis.

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

Distribution Methods and Marketing

Mammastatin Serum Assay:

Abviva has established four stages of product development and market development for the MSA. Biomedical Diagnostics will initially offer the MSA as a laboratory service from a CLIA certified laboratory and directly market the MSA test to targeted primary care physicians as well as selected cancer research and cancer treatment centers. Concurrent with the launch of the MSA to the public Abviva will seek FDA approval of the MSA as an Analyte Specific Reagent (“ASR”). With the ASR designation the Company intends to introduce the MSA nationally and sell the reagents to one or more national laboratories. The third step will seek FDA approval of the MSA after additional clinical trials support one specific indication of the MSA and license the FDA approved MSA. Following FDA approval, Abviva intends to collaborate with one or more diagnostics partner to co-develop, produce, market and sell internationally diagnostic test kits for the MSA.

Prion Rapid Assays:

Abviva, through its equity interest in PDL, utilizes a contract manufacturer for the production of final Rapid Assay product; and sales and marketing distribution partners to make, sell and distribute product to key markets throughout the world. In 2006, Abviva obtained the exclusive rights to market, sell and distribute all of PDL’s Rapid Assays through out the world. Abviva subsequently sublicensed the rights to market, sell and distribute PDL Rapid Assays in the Pacific Rim to BioBusiness Development Corporation, a Canadian business development company. Abviva intends to establish exclusive sales, marketing and distribution agreements for the United States, Canada, Europe, South America upon receiving the necessary funding and once PDL has been acquired as a wholly-owned subsidiary of Abviva.  On February 27, 2008, Abviva, Inc. entered into a Letter of Intent whereby Abviva would sell its interests in Prion Developmental Laboratories, Inc. and its rights under its agreement with the SEC Receiver, here collectively and individually referred to as "Business," to a Company to be formed by unnamed business executives.   All future marketing efforts will depend on the outcome of the proposed sale of PDL.

Market Overview and Competition

Competition in the area of biomedical research and development is intense and significantly depends on scientific and technological factors. These factors include the availability of patent and other protection for technology and products, the ability to commercialize technological developments and the ability to obtain governmental approval for testing, manufacturing and marketing. Abviva competes with other specialized biotechnology firms in the United States, Europe and elsewhere. Many biotechnology companies have focused their development efforts in the human diagnostics and therapeutics areas, and more specifically in the field of cancer. Many major pharmaceutical companies have also developed or acquired internal biotechnology capabilities or made commercial arrangements with other biopharmaceutical companies. These companies, as well as academic institutions, governmental agencies and private research organizations, also compete with Abviva in recruiting and retaining highly qualified scientific personnel and consultants.

The competition within the biotechnology sector itself is increasing, so Abviva, Biomedical Diagnostics and PDL will continue to encounter competition from existing biotech firms that offer competitive solutions in the same disease areas. These competitive biotech companies could develop products that are superior to, or have greater market acceptance, than the products being developed by us and PDL. Abviva and PDL will have to compete against other biotech companies with greater market recognition and greater financial, marketing and other resources.

Breast Cancer Diagnostic Market and the Mammastatin Serum Assay

Abviva is commercializing a breast cancer diagnostic test that increases early detection of breast cancer – and survival.   The Mammastatin Serum Assay (MSA) is a blood test that detects and quantifies mammastatin, a secreted protein that inhibits breast cancer cell growth and is normally present in healthy women.  In clinical studies 98% of women who reported no history of breast cancer had normal MSA test results (normal or high levels of mammastatin in their blood).  More importantly, 74% of women with breast cancer in the same studies had no detectable levels of mammastatin or very low levels.

Based on these studies, asymptomatic women with low or no circulating mammastatin appear to have a 74% probability of breast cancer in development that is undiagnosed.  This is critical information for all women and their physicians.  Women with abnormal low MSA results require advanced diagnostic care to detect lesions and initiate treatment.

Early detection produces up to 100% survival rates. It is the single most critical factor to surviving breast cancer.  The MSA has many important benefits.  It is simple. One tube of blood is drawn and sent to our laboratory.  It is affordable. Initially priced at around $100.  It is accurate.  The MSA test performs better as a cancer screening test than the PSA, the most widely used cancer screening test.  And, access is universal.  Any doctor, clinic, hospital or practitioner can collect and send a specimen to our laboratory.

The MSA can easily increase breast cancer screening access for the 83 million women in the US who are recommended to get annual mammograms and the 34 million women in the US who actually get yearly mammograms, including historically underserved areas and populations. The MSA results are favorable compared to 40% false positive rates of mammography and superior to breast self examination.   And, the MSA is free of the negative stigmas that typically delay a woman’s decision to undergo a mammogram.

Abviva’s Mammastatin Serum Assay is simple, cost effective solution to a very important and very large global problem. Breast cancer is the second leading cause of cancer related deaths among women and accounts for 20% of deaths in women aged 40 – 50 years.  241,000 women will get   diagnosed with breast cancer in the US this year. 40,000 will die, and the estimated 2.4 million women living with breast cancer in the US are recommended to monitor progression of their disease.  A Company internal analysis estimated that the MSA can not only save lives but can save over $90 billion of US health care expenditures over ten years if it was adopted as a breast cancer screening strategy nationwide.

To date, Abviva is not aware of any comparable blood tests available that is capable of assessing risk for breast cancer prior to development of the disease. Protein or tumor markers indicate that cancer is already present. The MSA technology is potentially the first test with the ability to provide much earlier awareness of the risk of breast cancer so that appropriate monitoring or preventive therapy can be implemented.

Breast Cancer Therapeutic Market

The potential market for an effective breast cancer therapy is very large. According to the American Cancer Society, an estimated 242,000 new cases of breast cancer will be diagnosed among women in the United States during 2007 and over 40,000 women are expected to die from the disease. By example, Herceptin, Genentech’s injectable therapeutic protein which treats 20% to 25% of breast cancers that produce large amounts of a protein called HER-2, will reach $1.8 billion in annual sales this year.

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

Abviva is also not aware of any other technology that is able to directly compete with the PDL rapid strip test to detect Prion diseases in a simple, time-efficient manner. The current competition for the strip test involves sophisticated laboratory equipment, specialized technicians and takes hours or days to complete.

Intellectual Property

Abviva does not currently own patents for the products underlying its commercial operations.  Rather, Abviva is the exclusive licensee of the diagnostic rights for the University of Michigan’s Mammastatin and MSA technology for scientific and commercial development.  Additionally and subsequent to the year-end, Abviva was granted an exclusive option to license the University of Michigan’s intellectual property portfolio for the Mammastatin therapeutic uses. During 2006, the University of Michigan was granted additional patented protection for Mammastatin through a Deed of Letters Patent issued by the Australian Patent office. This will allow Biomedical Diagnostics the ability to offer its proprietary MSA test in Australia.

On February 19, 2008 the United States Patent and Trademark Office issued a pivotal patent on the core technology used in the Company’s breast cancer diagnostic test, the Mammastatin Serum Assay (MSA). The patent, titled METHODS AND COMPOSITION FOR DIAGNOSING BREAST CANCER is the most recent of the patents in the Mammastatin IP portfolio to issue to the University of Michigan for breast cancer diagnostic and breast cancer therapeutic uses and includes composition of matter protection for the MSA monoclonal antibodies.

PDL received a Notice of Allowance from the US Patent and Trademark Office for the Rapid Prion-Detection Assay. The patent protects this method of testing for all transmissible spongiform Encephalopathies in animals and humans. In addition, PDL has already received USDA approval for its Chronic Wasting disease assay.

Governmental Approval and Regulation

Abviva, Biomedical Diagnostics and PDL are developing biotechnology products for use in diagnosing or treating human or animal diseases. All of these entities are biotech companies in the United States and are affected by governmental regulations from the United States Food and Drug Administration (“FDA”) for products intended to be used for humans and from the United States Department of Agriculture (“USDA”) for plant and animal products.

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

The Company intends that Biomedical Diagnostics will continue to operate under a Certificate of Compliance under the Clinical Laboratory Improvement Amendments (CLIA) Act, as administered by the U.S. Health Care Financing Administration. Biomedical Diagnostics Laboratory Services provides sample testing and analysis services under CLIA guidelines to physicians and reference laboratories in support of the MSA technology. CLIA compliance ensures laboratories are providing testing services that follow standard industry guidelines.  Biomedical Diagnostics received its first Certificate of Compliance in 2003.

Biomedical Diagnostics is, and will continue to be, subject to continuing regulation by the FDA and certain state agencies, including routine inspection by the FDA and a host of regulatory requirements that generally apply to medical services marketed in the United States. Such requirements include labeling regulations, quality system regulations, the Medical Device Reporting regulation and the FDA’s prohibitions against promoting products for unapproved or “off-label” uses. Failure to comply with regulatory requirements could result in enforcement action by the FDA, which also could have a material adverse effect on the business, financial condition and results of operations of Abviva.

PDL previously received United States Department of Agriculture approval for its Chronic Wasting Disease (“CWD”) strip test. CWD is similar to Mad Cow Disease but affects deer and elk. The simple, inexpensive test would be practical for use at field testing stations as well as in laboratories. The Rapid Prion Detection Assay for BSE was successfully tested at the Veterinary Laboratories Agency in Weybridge, England during the first quarter of 2006. The BSE Assay achieved the diagnostic test performance, which allows PDL to apply for regulatory approval. The results that were achieved establish the Rapid Assay in the same performance class as the leading commercially approved tests presently being used in the cattle industry worldwide, but with a faster turn around time. In May 2006, the U.S. Patent and Trademark Office granted a patent for the Rapid Prion-Detection Assay for Chronic Wasting Disease developed by PDL and previously approved by the USDA. These test performances will allow PDL to apply for regulatory approval to sell the tests in all major markets in the world. The Rapid Prion Detection Assay for scrapie in sheep was also tested and achieved comparable results.

There can be no assurance that the PDL products and tests will satisfy regulatory requirements, or be commercially viable. Furthermore as of December 31, 2007, Abviva had no effective control over PDL, beyond owning a 38% equity interest in the company.  However, the Company signed a  Letter of Intent on November 27, 2007 with the Receiver for the PDL assets in order to negotiate the acquisition of the capital stock of PDL owned by PDL’s founding company and majority shareholder, Efoora, Inc.  The Company is still performing due diligence on the acquisition of PDL.  Should Abviva acquire the capital stock owned by Efoora, Inc. Abviva will have approximately 94% ownership of PDL.

Furthermore, on February 27, 2008, Abviva, Inc. entered into a Letter of Intent whereby Abviva would sell its interests in Prion Developmental Laboratories, Inc. and its rights under its agreement with the SEC Receiver, here collectively and individually referred to as "Business," to a Company to be formed by unnamed business executives.

 Mammastatin Serum Assay Research and Development

A short-term Level 1 study was completed in the third quarter of 2000, and a short-term Level II study, geographically dispersed within the U.S., was completed in the first quarter of 2001 with regards to the Biomedical Diagnostics’ MSA technology. The studies were coordinated by Abviva and statistical analysis and reporting of results were conducted by STATPROBE, Inc. (“STATPROBE”), a contract research organization. The time period and number of samples of these studies is set forth below.

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

The aggregate results of the two clinical studies done on 594 women compare favorably with the PSA test for prostate cancer screening in men.  The PSA test is the most widely used cancer screening diagnostic test and accounts for approximately $1.5 billion of test sales worldwide.  The following chart compares the diagnostic test metrics of the MSA and the PSA.

Screening Test	Sensitivity	Specificity	Negative Predictive Value	Positive Predictive Value	Accuracy
Mammastatin Serum Assay (MSA)	71%	86%	98%	25%	85%
Prostate Specific Antigen (PSA)	68% - 80%	60% - 70%	98%	30%	67%

          Results from two independent studies conducted on 594 women by i3 Statprobe

Additional clinical studies are planned for the existing MSA test to obtain FDA approval of the assay, and will commence after Abviva secures adequate financing to conduct the studies. Studies are anticipated after the Company develops an ELISA form of the MSA. An ELISA test is a biochemical technique used mainly in immunology to detect the presence of an antibody or an antigen in a sample, or in this case a MSA test. We do have a protocol in place once we are able to finalize the ELISA test.

 Personnel

As of December 31, 2007 we had 5 personnel; two who are employed at our headquarters in Los Angeles, California, one employed at Biomedical Diagnostics’ administration headquarters in Ann Arbor, Michigan and two in Prion Developmental Laboratories, which have been covered by Abviva though advances given to PDL. Dr. Jeanne Ohrnberger has agreed to continue as the Biomedical Diagnostic’s Laboratory Director.  Dr. Ohrnberger entered into a consulting agreement with the company in 2007. We found it to be in best interest of the Company to utilize independent contractors for our executive officer positions and therefore, signed a non-employee agreement with Experigen Management, LLC. Mr. Douglas C. Lane, President of Experigen, serves as our Chief Executive Officer and Principal Accounting Officer through our agreement with this entity.

ITEM 2. DESCRIPTION OF PROPERTY

We maintained our executive offices in approximately 2,000 square feet of space in Surrey, British Columbia until August 31, 2006 and paid rent of approximately $2,600 per month. As a part of our reorganization, we moved our administrative operations to Southern California and are currently located at 10940 Wilshire Boulevard, Suite 600, Los Angeles, CA. We currently rent two suites totaling 500 square feet on a month to month basis. We pay approximately $2,660 a month for these two suites.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 2007 Annual Shareholders Meeting on Wednesday, September 12, 2007.  The total number of shares allowed to be voted at the annual meeting was 89,888,853 shares of common stock.  The holders of 64,731,515 shares of the Company's Common Stock entitled to vote were represented in person or by proxy constituting a quorum.  Each of the measures we asked our shareholders to approve was approved by at least a majority vote of our stockholders.

The results of the Annual Shareholder meeting were as follows:

1.	ELECTION OF DIRECTORS:		FOR	WITHHELD
	Nominees:	Douglas Lane	52,681,706	12,049,809
		Barrett Evans	54,702,856	12,028,659
		Jeffrey Conrad	54,702,856	12,028,659
		Jonathan Atzen	53782533	10,948,982
		Robert Lutz	52657056	12,074,459
		Victor Voebel	52,708,852	12,022,663

2.	The ratification of the selection of the Company’s independent registered public accounting firm, Jaspers and Hall, P.C.	FOR	AGAINST	ABSTAIN
	VOTES	60,770,958	3610779	349778

3.	To Approve the Company’s Reincorporation from New York to Nevada.	FOR	AGAINST	ABSTAIN
	VOTES	38,353,863	14,386,524	353,675

Broker Non-Votes
11,638,524

4.	Amendment to the Certificate of Incorporation to Change Corporate Name.	FOR	AGAINST	ABSTAIN
	VOTES	49,923,305	14,741,344	66,866

5.	To Authorize a Reverse Stock Split of the Company’s Common Stock in the Range of 7:1 to 20:1, as Determined in the Sole Discretion of Our Board of Directors.	FOR	AGAINST	ABSTAIN
	VOTES	48,355,927	16,253,222	122,366

6.	To approve an amendment to our Amended and Restated Certificate of Incorporation to increase the authorized number of shares of our common stock from 100,000,000 to 200,000,000.	FOR	AGAINST	ABSTAIN
	VOTES	48,207,923	16,362,674	160,918

7.	To approve 2007 Consultant Stock Plan.	FOR	AGAINST	ABSTAIN
	VOTES	37,360,742	15,292,128	438,192

	Broker Non-votes
	11,638,453

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

Bid and ask quotations for our common shares are routinely submitted by registered broker dealers who are members of the National Association of Securities Dealers on the NASD Over-the-Counter Electronic Bulletin Board. These quotations reflect inner-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low bid information for our shares for each quarter for the last two years, so far as information is reported, through the quarter ended December 31, 2007, as reported by the Bloomberg Financial Network, are as follows:

2006 FISCAL YEAR	High	Low
First Quarter	$0.50	$0.08
Second Quarter	$0.38	$0.17
Third Quarter	$0.27	$0.12

Fourth Quarter	$0.194	$0.051

2007 FISCAL YEAR	High	Low
First Quarter	$0.17	$0.07
Second Quarter	$0.14	$0.071
Third Quarter	$0.105	$0.021
Fourth Quarter	$0.05	$0.0165

(b) Holders of Common Stock and Preferred Stock

As of April 9, 2008, there were 107,154,692 outstanding shares of common stock.

As of the date of this filing, there were approximately 26 holders of record of shares of the 63,562 outstanding shares of Abviva’s Class A Convertible Preferred Stock (“Class A Stock”), which is convertible into Common Stock on a one for one basis. During 2003, 1000 Class A Convertible Preferred Shares were converted into the same number of additional shares of Abviva’s Common Stock. No transactions with respect to the Class A Convertible Preferred Shares occurred in 2006.

All of the Class A Stock is restricted as to retransfer. There is no liquid market for the securities, nor is one expected to develop. In certain events relating to liquidation, dissolution, consolidation or winding up of Abviva, holders of the Class A Stock are entitled to receive an amount equal to the original purchase price per share for the Class A Stock plus an amount equal to all declared but unpaid dividends thereon (the “Preference Amount”). After the full liquidation preference on all outstanding shares of the Class A Stock has been paid, any remaining funds and assets of Abviva legally available for distribution to shareholders are distributed pro rata among the holders of the Class A Stock and the Common Stock on an “as-if-converted” basis. If Abviva has insufficient assets to permit payment of the Preference Amount in full to all the Class A Stock shareholders, then the holders of the Class A Stock will receive lesser payments in proportion to the Preference Amount each such holder would otherwise be entitled to receive, without any distribution to the holders of the Common Stock.

Abviva has rights to redeem all of the outstanding Class A Stock at any time. The redemption price is 110% of the initial purchase price of the Class A Stock plus all declared but unpaid dividends. Abviva has no plans to redeem any Class A Stock as of the time of this filing.

The holders of the Class A Stock have the right to convert their Class A Stock into shares of Common Stock at any time. The Conversion Rate is one share of Class A Stock for one share of Common Stock. The holders and the Class A Stock also have information rights, demand and piggy-back registration rights, which ensure such holders that, under certain circumstances, Abviva will be forced to register the underlying Common Stock for resale by the holders. All rights incident to a share of Class A Stock will terminate automatically upon any conversion of such share into Common Stock.

We also have 400 shares of Series C Convertible Preferred Stock authorized of which 170 shares of Series C Convertible Preferred Stock issued and outstanding as of December 31, 2007. Each share of Series C Stock shall be converted into a number of shares of Common Stock that equals one-tenth of a percent (0.1%) of the Company’s outstanding common stock immediately following the Conversion.

The Series C Stock shall have voting rights and voting will be on an as converted basis, with class votes for the election of directors, any transaction in which control of the Company is transferred in which the per share price consideration received by Purchaser is less than $50,000,000, the sale of the Company of all or substantially all of its assets, liquidation or winding up of the Company and any amendment to the Company’s by-laws or articles of incorporation in a manner adverse to Series C Stock.

In the event of any voluntary or involuntary liquidation, distribution of assets (other than the payment of dividends), dissolution or winding-up of the Company, Series C Stock shall have preferential rights to the Company’s common stock (the “Common Stock”) whereby Series C Stock shall get $12,500 per share prior to any distribution to common shareholders.  Once Series C Stock has received its $12,500 then Series C Stock shall participate, on a pro rata basis, based on the number of shares of the Company’s common stock (the “Common Stock”) into which the Series C Stock are convertible at the time of the liquidation, distribution of assets, dissolution or winding-up.

(c) Dividends

We have never declared or paid dividends on our Common Stock or the Class A Preferred Stock and do not intend to pay any dividends in the foreseeable future. We intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock or Preferred will be at the sole discretion of the Board of Directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

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

On July 7, 2006, the Board of Directors approved the “2006 Consultant Stock Plan”, in which common stock may be granted to employees, officers, directors, consultants, and other service providers. Pursuant to this plan we reserved 3,000,000 shares that could be issued under this plan and filed a Registration Statement on Form S-8 on July 21, 2006 registering these shares. As of December 31, 2006, we had 456,938 shares available for issuance under this plan.

On July 31, 2007, the Board of Directors approved the “2007 Consultant Stock Plan”, in which common stock may be granted to employees, officers, directors, consultants, and other service providers. Pursuant to this plan we reserved 3,000,000 shares that could be issued under this plan and filed a Registration Statement on Form S-8 on February 15, 2008 registering these shares. As of December 31, 2007, we had 3,000,000 shares available for issuance under this plan.

These plans were intended to encourage directors, officers, employees and consultants to acquire ownership of Abviva’s common stock. The opportunity is intended to foster in participants a strong incentive to put forth maximum effort for its continued success and growth, to aid in retaining individuals who put forth such effort, and to assist in attracting the best available individuals to Abviva in the future.

Recent Sales of Unregistered Securities

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

On April 3, 2006, the Company authorized the issuance of 1,229,092 shares of its $0.0001 par value common stock. The fair value of the shares issues was $454,764, and is being amortized over the term of the agreement. As of December 31, 2006, the shares remained un-issued, and subsequently issued in 2007. During the year ended December 31, 2006, the Company amortized $227,342 of the prepaid compensation and recorded it as consulting expense. The balance of $227,422 was expensed during the year ended December 31, 2007.

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

On May 25, 2006, the Company authorized the issuance of 100,000 shares of its $0.0001 par value common stock to each of three directors. The fair value of the 300,000 shares issued was $57,000, and is being amortized over the two year term of their services. As of December 31, 2006, the shares remained un-issued. During the years ended December 31, 2007 and 2006, the Company amortized $28,600 and 16,626 respectively, of the prepaid compensation and recorded it as directors’ fees expense. The unamortized balance of $11,774 was outstanding at December 31, 2007 and will be amortized over the remaining 4 months of the agreement.

On June 9, 2006, the Company authorized the issuance of 150,000 shares of its $0.0001 par value common stock pursuant it’s “Bio Design Rights Transfer Agreement” with Bio Business Development Company, (“BBDC”). The Company recorded an intangible asset in the amount of $36,000, the fair value of the underlying shares. The shares were subsequently issued on October 11, 2006.  The company took an impairment loss of $36,000 in 2007 against this asset.

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

On October 19, 2006, the Company authorized the issuance of 300,000 shares of its $0.0001 par value common stock in exchange for consulting services received in connection with its financing activities. The Company record consulting expense in the amount of $21,000, the fair value of the underlying shares. The 150,000 shares were subsequently issued on October 11, 2006 and another 150,000 shares were subsequently issued in 2007.

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

On December 21, 2006, the Company authorized the issuance of 438,897 shares of its $0.0001 par value common stock in exchange for various legal services. The Company recorded legal and professional fees expense in the amount of $15,850, the fair value of the underlying shares related to the services performed in 2006, and a prepaid expense in the amount of $28,040 for the fair value of the retainer related to services yet to be performed as of December 31, 2006. These shares were subsequently issued on January 25, 2007.

On December 21, 2006, the Company authorized the issuance of 135,000 shares of its $0.0001 par value common stock in exchange for bookkeeping services. The Company recorded legal and professional fees expense in the amount of $13,500, the fair value of the underlying shares related to the services.   These shares were subsequently issued on January 25, 2007.

There have been a total of 1,952,989 shares authorized for services, as included in the preceding disclosures that remained un-issued as of December 31, 2006, which were all subsequently issued in 2007.

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

On January 25, 2007, the Company issued 438,897 shares of restricted common stock to two consulting firms for professional and legal services of $43,846. The fair value of the shares was recorded in 2006 when the shares were authorized.

On January 25, 2007 the Company issued 135,000 shares to Opus Pointe which were previously authorized and un-issued for $13,500 in accounting services.

On January 25, 2007, the Company issued 100,000 shares of restricted common stock to pursuant to a retainer agreement for legal services of $30,000. The fair value of the shares was recorded in 2006 when the shares were authorized.

On February 9, 2007, the Company authorized the issuance of 100,000 shares of common stock pursuant to a consulting agreement. The Company recorded consulting expense in the amount of $10,000, the fair value of the underlying shares.

  During the year ended December 31, 2007 the Company amortized $411,563 of management and consulting fees for prepaid share-based compensation.

During the year ended December 31, 2007, the Company amortized $570,292 of warrants and options issued in 2006.

During the year ended December 31, 2007, the Company amortized $87,500 of finance costs related to a debt financing agreement.

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

On May 7, 2007 the Company issued 115,734 shares of common stock to Stoeklein Law Group for legal services in the amount of $9,814 they provided the Company.

On May 8, 2007 Antony Dyakowski, a former director of the Company was issued 49, 909 shares of common stock as board compensation in the amount of $4,721 for the 2nd quarter of 2007 prior to departure from the board of directors.

On June 4, 2007, the Company entered into an agreement with a debt holder to extend the maturity date of their $100,000 note payable until June, 2007 in exchange for 200,000 shares of the Company’s common stock and repayment of $12,000 in accrued interest.

On August 2, 2007 the Company authorized the conversion of a note with one of its note holders pursuant to the Note Agreement.  Pursuant to the agreement the note holder received 700,431 shares of common stock in exchange for the conversion of the note in the amount of $50,000 plus accrued interest

On June 29, 2007, the board of directors approved a special one time financing fee and issuance of the interest payments due under the terms of the notes from financings completed in the fiscal years 2004 and 2006.  On August 15, 2007 the Company subsequently issued a total of 5,834,085 shares of common stock to said note holders pursuant to the special financing fee and the interest payments in the amount of $572,288.

On August 8, 2007 the Company issued 500,000 shares of eFund Capital Management, LLC as financing fee of $40,000.

On August 8, 2007 the Company issued 120,00 shares of common stock to John Alexanian for consulting services valued at $9,600.

On October 2, 2007 the company issued 19,047,619 shares common stock as principal note payment of $500,000.

On October 5, 2007, 300 shares of preferred stock were converted into 300 shares of common stock.

On October 30, 2007, the company issued 400,000 shares to Redchip Capital pursuant to a consulting agreement for investor relations services.

On November 2, 2007 the Company entered into a Promissory Note with Victor Voebel, a member of our board of directors, in the amount of $40,00.00.  The unpaid principal amount of this Note shall accrue interest until paid at the annual rate of 18%.  All outstanding principal and interest under this Note shall be due and payable 90 days from the date of the closing on February 1, 2008.  Concurrently with the execution of the note the Company issued the holder 200,000 shares of common stock as an incentive for entering into the Note.  The monies received will be issued for general operating expenses.

On December 4, 2007 the Company entered into a Promissory Note with Robert Lutz, a member of our board of directors,  in the amount of $50,00.00.  The unpaid principal amount of this Note shall accrue interest until paid at the annual rate of 18%.  All outstanding principal and interest under this Note shall be due and payable 90 days from the date of the closing on March 4, 2008.  Concurrently with the execution of the note the Company issued the holder 250,000 shares of common stock as an incentive for entering into the Note.

On December 18, 2007 the company authorized the issuance 247,196 shares of common stock to  Cynthia Banhuik as payment of interest on a $75,000 loan to the Company by Ms. Bahnuik approved by the former management and board of directors in 2004.

On December 19, 2007 the company issued 2,484,018 shares common stock for accrued interest of  $64,205.

We believe the issuance of the warrants and any future issuance of shares of common stock were or will be exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Sections 4(2). The warrants were issued directly by us to an executive of Abviva and did not involve a public offering or general solicitation. The recipient of the warrants was afforded an opportunity for effective access to files and records of Abviva that contained the relevant information needed to make his investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipient, immediately prior to issuing the warrants had such knowledge and experience in our financial and business matters that he was capable of evaluating the merits and risks of his investment.

Subsequent Issuance of Unregistered Securities

On March 25, 2008, the company entered into an unsecured convertible promissory note totaling $32,000, with Robert Lutz, a director of ours, bearing interest at a rate of 18% per annum with the entire principal balance due on June 16, 2008. Per the agreement, the Company agreed to issue a total of 200,000 shares of the Company’s par value common stock as a financing fee.

On March 25, 2007 eFund converted its $250,000 convertible debentured dated May 9, 2007 and received 11,418,657 shares of the Company’s common stock. The conversion price was $0.02625.

On March 27, 2008 the Company issued 465,000 shares of common stock to Jonathan Atzen for director fees for the fiscal year ended December 31, 2007.

On March 27, 2008 the company issued 200,000 shares of common stock to Jeanne Ohrnberger pursuant to the conversion of a promissory note in the amount of $99,967 dated November 10, 2006.

We believe the issuance of the warrants and any future issuance of shares of common stock were or will be exempt from registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Sections 4(2). The warrants were issued directly by us to an executive of Abviva and did not involve a public offering or general solicitation. The recipient of the warrants was afforded an opportunity for effective access to files and records of Abviva that contained the relevant information needed to make his investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipient, immediately prior to issuing the warrants had such knowledge and experience in our financial and business matters that he was capable of evaluating the merits and risks of his investment.

 Issuer Purchases of Equity Securities

Abviva did not repurchase any of its equity securities during the years ended December 31, 2007 or 2006.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We intend that our forward-looking statements be subject to the safe harbors created by the Exchange Act. The forward-looking statements are generally accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “expect” and other similar words and statements and variations or negatives of these words. Our forward-looking statements are based on current expectations, forecasts and assumptions and are subject to risks, uncertainties and changes in condition, significance, value and effect, including those discussed under the heading “Risk Factors” in this report filed with the Securities and Exchange

Commission. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from our anticipated outcomes. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate. Therefore, we can give no assurance that the results implied by these forward-looking statements will be realized. The inclusion of forward-looking information should not be regarded as a representation by our company or any other person that the future events, plans or expectations contemplated by Abviva, Inc. will be achieved. We disclaim any intention or obligation to update or revise any forward-looking statements contained in the documents incorporated by reference herein, whether as a result of new information, future events or otherwise.

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

 CURRENT OPERATIONS

Abviva’s predecessor company, Genesis Bioventures, initiated a turn around and restructuring in April 2006 to enable the company to commercialize its product opportunities, the Mammastatin Serum Assay and PDL’s BSE Rapid Assay for Mad Cow Disease.  Subsequent to the restructuring activities Abviva determined it would establish its business, commercial and development focus on its breast cancer diagnostic test, the Mammastatin Serum Assay, and to secure rights to develop a therapeutic treatment for breast cancer based on the same mammastatin technology.  The Company further determined that it would seek to divest it interests in PDL from its business portfolio through one of several optional corporate development initiatives, including sale of PDL to a third party.

Abviva is now established to develop and commercialize diagnostic and therapeutic products from the secreted cancer cell growth inhibitory protein, mammastatin, discovered by cancer research scientists at the prestigious University of Michigan Cancer Research Foundation.   Abviva intends to commercialize the breast cancer diagnostic test, the Mammastatin Serum Assay (“MSA”), developed by its wholly owned subsidiary reference laboratory, Biomedical Diagnostics, LLC.

The MSA is developed a screening diagnostic test for breast cancer.  Abviva is the exclusive licensee of the diagnostic rights to the Mammastatin patents and intellectual property portfolio owned by the University of Michigan.  We intend to commercialize this product through Biomedical Diagnostics’ as a CLIA Level III certified clinical reference laboratory test under the Clinical Laboratory Improvement Amendments Act.  Abviva intends to be a fully integrated diagnostics and therapeutic development company.  Upon financing and completion of the initial stages of commercialization, we intend to engage corporate partners to expand the MSA test distribution nationally and internationally.

In 2006 Abviva negotiated an exclusive option with the University of Michigan to license the Mammastatin technology and patent portfolio from the University of Michigan. That Option Agreement was successfully obtained February 5, 2007.  In February 2008 we informed the University of Michigan of our intent to extend the option term.  We reached a tentative agreement with the University of Michigan to extend the option agreement until February 2009.  We expect the option agreement will be concluded during April 2008.  Under the terms of the option agreement Abviva can exercise its exclusive option to the therapeutic rights to the mammastatin technology at any time during the option agreement that includes submission of  a development plan acceptable to the University for therapeutic development of the Mammastatin technology under a license agreement to the therapeutic rights.

Acquisition of the therapeutic rights to Mammastatin is a key development for Abviva that completes the current breast cancer diagnostic and therapeutic business interests of the company. Acquisition of the therapeutic rights is a highly synergistic development plan that can create disproportionately higher accretive value for the Company. All subsequent research on the mammastatin protein for Abviva’s MSA can now provide dual benefit as well as increase the value and likelihood of re-establishing the therapeutic product opportunity of mammastatin.

Abviva intends to collaborate and partner with diagnostic and therapeutic development partners to establish the biological activity of Mammastatin in cell culture, isolate the mammastatin protein, and develop a biologically active recombinant form of the protein. Further, Abviva aspires to establish an exclusive drug development joint venture with an international drug development partner to develop one or more human therapeutic treatments for breast cancer and conduct clinical trials to obtain FDA approval of a novel breast cancer therapeutic treatment based on the mammastatin protein.

In June 2006, Abviva and PDL entered into a Letter of Intent whereby Abviva agreed to acquire the remaining assets of PDL.  Under that agreement PDL could become a wholly-owned subsidiary of Abviva. We have signed various extensions on the Letter of Intent as we pursued the necessary funds to complete the transaction as well as obtain a fairness analysis as a result of an Order of Preliminary Injunction and Other Equitable Relief being brought against Efoora, Inc., PDL’s majority owner, by the SEC. The SEC filed a motion on June 20, 2007 to appoint a receiver (the “Receiver”) for Efoora, Inc. The motion was approved by the Court.  The Company and the Receiver began discussions to negotiate the acquisition of the PDL stock by the Company.  Those discussions resulted in the Letter of Intent signed by the Receiver and the Company, effective November 27, 2007.    The Company is currently still performing due diligence on the acquisition of PDL.

On February 27, 2008, Abviva, Inc. entered into a Letter of Intent whereby Abviva would sell its interests in Prion Developmental Laboratories, Inc. and its rights under its agreement with the SEC Receiver, here collectively and individually referred to as "Business," to a Company to be formed by unnamed business executives.

PLAN OF OPERATION

We have operated since our inception as a research and development entity and have accordingly incurred losses from operations. For the last two fiscal years ended December 31, 2007 and 2006, we sustained net losses of $(6,744,920) and $(6,421,878) respectively. At December 31, 2007, we had a working capital deficit of $5,172,004. As a result of our financial condition as of December 31, 2007, our auditor’s report reflects the fact that without the realization of additional capital, it would be unlikely for us to continue as a going concern.  Therefore the ability of the Company to operate as a going concern is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to develop its production for commercialization so that it can generate positive cash flow from operations.

Management is taking the following steps to address this situation: (a) to seek additional investors to attain additional capital to support our operations; (b) to negotiate the sale of our ownership interest in PDL which will (i) decrease our expenses related to the development of the PDL technologies and (ii) realization of capital from the sale of the assets; (c) we plan to raise a minimum of $1,00,000 through a private placement offering of a Series D convertible preferred stock which we will initiate in April of 2008; and (d) commercialization of our Mammastatin Serum Assay which we hope to offer for sale in the fourth quarter of 2008 and hope to generate revenue to support operations going forward.  Our ability to commercialize the MSA and initiate sales of the test in 2008 is contingent upon raising a minimum of $1,000,000 by June 30, 2008.

The future success of the Company is likely dependent on its ability to attain additional capital to support growth and ultimately, upon its ability to attain profitable operations.  There can be no assurance that the Company will be successful in obtaining such financing, or that it will generate sufficient positive cash flow from operations.  The successful outcome of these or any future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its business plans. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

Liquidity and Capital Resources at December 31, 2007 and 2006.

The following table summarizes current assets, liabilities and working capital at December 31, 2007 compared to December 31, 2006.

	December 31, 2007	December 31, 2006	Increase / (Decrease)
			$	%

Current Assets	$2,502	$308,899	($306,397)	99%

Current Liabilities	$5,174,508	$4,319,498	$855,010	19.7%

Working Capital (Deficit)	$(5,172,004)	$(4,010,599)	$1,161,405	28.9%

Cash flows used in operating activities totaled $644,060 for the year ended December 31, 2007. Additionally, we incurred a net loss of ($6,744,920) for the year ended December 31, 2007, which was an increased of $323,042 when compared to the same period the year before.

As Abviva is currently structured, we expect to incur continuing losses from the operation of Biomedical Diagnostics LLC.

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

In the past, Abviva received a majority of its financing from promissory notes placed with a significant shareholder of the Company. There can be no guarantee that the shareholder will continue to lend funds or that any other lender will provide short-term funds. During the second and third quarters of 2006, we entered into 3 promissory notes totaling $300,000, which bear an interest rate of 10% per annum with the entire principal balance due upon completion of financing. Under the terms of these notes, we agreed to pay the interest in the form of restricted common stock at a rate of 2 shares for every dollar lent by the holder. Pursuant to these notes, we issued a total of 750,000 shares of common stock to the note holders.

On December 29, 2006 we entered into a 6 month, unsecured $500,000 convertible note with an accredited investor. The note has a maturity date of May 9, 2007 and bears interest at a rate of 18% per annum. We received net proceeds of approximately $409,243 from the financing, after payment of fees and expenses. Additionally, we agreed to issue 2 ½ shares of its restricted common stock for each dollar loaned pursuant to the note, which equates to approximately 1,250,000 shares.   On September 11, 2007 the Company received Notice of Conversion of Promissory Note from the investor for 19,047,619 shares of common stock for payment of Principal Amount and for 2,484,018 shares of common stock for payment of Interest.  The Company subsequently issued 19,047,619 shares of common stock for the Principal Amount in 2007.  2,484,018 shares of common stock were issued to the investor for payment of Interest in 2008 following the Company’s ticker and CUSIP changes, effective February 2008.

In the fiscal year ended December 31, 2007 we engaged in the following financing activities to fund operations:

•

On May 9, 2007, we entered an unsecured convertible debenture totaling $250,000 with an interest rate of 12% with eFund Capital Management, LLC.  The entire principal is due November 7, 2007 and is convertible into shares of our common stock.  Additionally, we agreed to issue a total of 500,000 of common stock in conjunction with this agreement. On March 25, 2007 eFund Converted its $250,000 Convertible Debentured dated May 8, 2007 and received 11,418,657 shares of the Company’s common stock. The conversion price was $0.02625.

•

On November 2, 2007 the Company entered into a Promissory Note with Victor Voebel, a member of our board of directors, in the amount of $40,000.00.  The unpaid principal amount of this Note shall accrue interest until paid at the annual rate of 18%.  All outstanding principal and interest under this Note shall be due and payable 90 days from the date of the closing on February 1, 2008.  Concurrently with the execution of the note the Company issued the holder 200,000 shares of common stock as an incentive for entering into the Note.

•

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

•

On December 4, 2007 the Company entered into a Promissory Note with Robert Lutz, a member of our board of directors, in the amount of $50,000.00.  The unpaid principal amount of this Note shall accrue interest until paid at the annual rate of 18%.  All outstanding principal and interest under this Note shall be due and payable 90 days from the date of the closing on March 4, 2008.  Concurrently with the execution of the note the Company issued the holder 250,000 shares of common stock as an incentive for entering into the Note.

As of December 31, 2007, we had cash on hand of approximately $2,502 and a working capital deficiency of $5,172,005. Cash on hand is not sufficient to meet our current needs.

 Our current plan of operation calls for an equity financing of at least $1,000,000 to be utilized in commercializing our Mammastatin Serum Assay. Consequently, we will be required to seek additional capital in the future to fund growth and expansion through additional equity or debt financing, registered primary equity offering and/or to partner with or enter into joint development and distribution arrangements with an established biomedical company. Currently, we are pursuing a new line of financing. At the time of this filing we have not initiated any new financing. No assurance can be made that such financing will be completed.

Our future capital requirements will depend on many factors, including; (i) advancement of Biomedical Diagnostic’s development and commercialization programs; (ii) payments made to secure and develop additional cancer diagnostics technologies; (iii) the cost and availability of third-party financing for development and commercialization activities; and (iv) administrative and legal expenses. Should we not be able to secure additional financing when needed, we may be required to slow down or suspend our growth or reduce the scope of our current operations, any of which would have a material adverse effect on our business.

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

The Company’s future operations are dependent upon the Company's ability to remain compliant with its medical technology license agreement with the University of Michigan, obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from its investments. Furthermore, the Company's equity investments may require additional funding from the Company to continue research and development and other operating activities. As of December 31, 2007, the Company is considered to be in the development stage as the Company has not commenced planned operations, or begun to generate revenues. The Company’s ability to continue as a going concern is in doubt because it has not generated revenues, and has experienced negative cash flow from operations and is not in compliance with the repayment terms of certain promissory note obligations. The Company had a working capital deficiency of $5,172,004 as at December 31, 2007. The Company does not have sufficient working capital to sustain operations until the end of the year and is in immediate need of cash financing. The Company is currently looking to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms. If the Company is unable to obtain required financing, it may have to reduce or cease operations or liquidate certain assets.

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

RISK FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATION

Risks Associated with Our Business and Marketplace

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

We have operated since our inception as a research and development entity and have accordingly incurred losses from operations. For the last two fiscal years ended December 31, 2007 and 2006, we sustained net losses of $6,744,920 and $6,421,878, respectively. At December 31, 2007 we had a working capital deficit of $5,172,004. Capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations since inception. We are in need of additional capital to continue our operations and have been dependent on the proceeds of private placements of our securities to satisfy working capital requirements. We will continue to be dependent upon the proceeds of future offerings or to fund development of products, short-term working capital requirements, marketing activities and to continue implementing the current business strategy. There can be no assurance that we will be able to raise the necessary capital to continue operations.

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

We believe that current cash on hand and the other sources of liquidity may not be sufficient enough to fund our operations through fiscal 2087. In that event we would need to raise additional funds to continue our operations and to the extent that additional financing is obtained through the issuance of additional equity securities, any such issuance may involve substantial dilution to our then-existing shareholders. Additionally, to the extent that we incur indebtedness or issue debt securities, we will be subject to all of the risks associated with incurring additional indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited.

Our auditor’s report reflects the fact that without realization of additional capital, it would be unlikely for us to continue as a going concern.

As a result of our deficiency in working capital at December 31, 2007 and other factors, our auditors have included an explanatory paragraph in their audit report regarding substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments as a result of this uncertainty. The going concern qualification may adversely impact our ability to raise the capital necessary for the continuation of operations.

We may be unable to compete successfully in the highly competitive biotechnology industry.

Competition in the biotechnology industry is intense and based significantly on scientific and technological factors. These factors include the availability of patent and other protection for technology and products, the ability to commercialize technological developments and the ability to obtain governmental approval for testing, manufacturing and marketing. We compete with other specialized biotechnology firms in the United States, and elsewhere. Biotechnology firms are not limited geographically. Many biotechnology companies have focused their development efforts in the human diagnostics and therapeutics area, including cancer. Many major pharmaceutical companies have developed or acquired internal biotechnology capabilities or made commercial arrangements with other biopharmaceutical companies. These companies, as well as academic institutions, governmental agencies and private research organizations, also compete with us in recruiting and retaining highly qualified scientific personnel and consultants. Abviva and our affiliate companies have to compete against other biotech companies with greater market recognition and substantially greater financial, marketing and other resources.

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

•

In some circumstances, approve the purchaser’s account under certain standards; and

•

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of Abviva; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Abviva are being made only in accordance with authorizations of management and directors of Abviva, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Abviva’s assets that could have a material effect on the financial statements.

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

The Board of Directors is authorized, without further approval of our shareholders, to fix the dividend rights and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences, privileges and restrictions applicable to each new series of preferred stock. The issuance of such stock could adversely affect the voting power of the holders of Common Stock and, under certain circumstances, make it more difficult for a third party to gain control of the Company, discourage bids for the common stock at a premium, or otherwise adversely affect the market price of the common stock. As of the date of this filing, we have authorized 2,000,000 shares of Class A Convertible Preferred Stock (“Class A Preferred Stock”) of which 63,562 are issued and outstanding. Class A Preferred Stock is subject to anti-dilution provisions which could cause additional shares of Common Stock to be issued upon completion of any future financings.   In addition the Company has authorized 400 shares of Series C Convertible Preferred Stock of which 170 are outstanding and 50 more shares are subject to be issued to our CEO, Doulas Lane, pursuant to his employment contract with the Company.

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

ITEM 7. FINANCIAL STATEMENTS

See Index to Financial Statements and Financial Statement Footnotes appearing on page F-1 through F-41 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As of the end of the period covered by this Annual Report on Form 10-KSB, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934).  Based  on  that  evaluation,  our  Chief Executive Officer and Principal Accounting Officer  concluded  that  our  disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we  file  or  submit  under the Securities Exchange Act of 1934 (i) is recorded, processed,  summarized  and  reported  within  the  time  periods  specified  in Securities  and Exchange Commission rules and forms, and (ii) is accumulated and communicated  to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting.  Management's  assessment  of the effectiveness  of our internal control over financial reporting is expressed at the  level  of  reasonable assurance that the control system, no matter how well designed  and operated, can provide only reasonable, but not absolute, assurance that  the  control  system's  objectives  will  be  met.

Changes in Internal Control over Financial Reporting

Management has made substantial progress to complete the company’s turn around and its corporate and financial restructuring.  Specifically, the corporate office is relocated to Los Angeles and is in full effect.  All current corporate documents are in that office.  All historic corporate documents are indexed and stored with a legal document storage company.  In November 2006 the Company terminated the CFO consulting agreement and elected the CEO as the Company’s Principal Accounting Officer. In December the Company determined to retain new financial and SEC legal service providers.  The company’s board of directors subsequently approved the CEO’s recommendations and authorized the CEO to retain a new team during the remaining turn around and restructuring of the company.

As of the end of the reporting period December 31, 2006, Douglas C. Lane, our Chief Executive Officer and Principal Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 under the Securities Exchange Act of 1934. Based upon his evaluation, Mr. Lane concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management had identified the following material weaknesses, which caused management to conclude that, as of December 31, 2006, our disclosure controls and procedures were not effective at the reasonable assurance level.  The material weakness identified were primarily attributable to the Company’s turn around and restructuring efforts, included relocation of the Company’s headquarters to Los Angeles.

As of August 6, 2007 the company completed its plan to retain a finance team including new auditor, a new accountant, a new bookkeeper, new SEC legal counsel and a new transfer agent.  Additionally, the company retained a new board of directors.  The current board intends to retain their positions through the final restructuring events and, as soon as practicable following completion of the company’s restructuring, recruit independent board members so that a) the majority of the board will be independent, and b) the company will have an independent audit committee.  By the end of the reporting period ending December 31, 2008 the company implemented additional disclosure controls and procedures.

These steps have been implemented to build redundancy in the Company’s internal controls and financial processes to ensure that the accounting errors that have occurred in the past do not happen in the future.  Furthermore, we have begun to identify the points in each process at which errors could occur and have implemented controls that are designed to prevent or detect errors on a timely basis.  The Company has instituted regular quarterly meetings to review each department's significant activities and respective disclosure controls and procedures. A process has been established whereby accounting and operational personnel and an executive management member collectively determine the appropriate accounting and disclosure review of material agreements.  We are also implementing training programs for all current and future employees regarding the Company’s internal controls and compliance programs.

There were changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as noted above during our most recently completed fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

On March 25, 2008, the company entered into an unsecured convertible promissory note totaling $32,000, with Robert Lutz, a director of ours, bearing interest at a rate of 18% per annum with the entire principal balance due on June 16, 2008. Per the agreement, the Company agreed to issue a total of 200,000 shares of the Company’s par value common stock as a financing fee.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Limitation of Liability of Directors

Name:

Age:

Position

Douglas C. Lane

58

Chief Executive Officer and Director

Jeffrey Conrad

34

Director and Corporate Secretary

Barrett Evans

36

Director

Jonathan Atzen

42

Director

Robert Lutz

71

Director

Victor Voebel

59

Director

Douglas C. Lane, currently is the President and Founder of Experigen Management Company, which provides professional management and interim senior executive management services to small cap and micro cap public and private technology and biotechnology companies.  Mr. Lane has over 30 years experience in the biotechnology industry ranging from his clinical laboratory experience to serving in executive positions for various biotech companies.  Prior to founding Experigen in 2005, Mr. Lane served as the President, Chief Executive Officer, Chairman and Director of ViaLogy Corp. from 2001 to 2005.  Mr. Lane helped ViaLogy from its initial application to revenue production based on complex technology and an IP portfolio with no Prior Art patents.  From 1999-2001 Mr. Lane was a Principal at Interhealth Development Company where he assisted in developing life science technology business in the United States as well as Europe.  Mr. Lane also gained experience in Business Development through his many years as a Director of Business Development at SmithKline Beecham Clinical Labs and SmithKline Beecham Pharmaceuticals Research and Development between the years of 1987-1994.  During his time at SmithKline’s Clinical Labs he performed mergers and acquisitions and business development projects for diagnostic and genomic technology platforms.  While at SmithKline’s Pharmaceuticals Research and Development, Mr. Lane managed business initiatives in genomic drug discovery, including the joint venture with Human Genome Sciences and The Institute for Genomic Research.  Mr. Lane has a degree in Psychology from the University of Southern California, a degree in Microbiology and Biochemistry from California State University, Chico, and a MBA in Finance from Golden Gate University.

Mr. Jeffrey Conrad, has been a director of ours since June of 2007 and currently serves as the Secretary of the Company.  Mr. Conrad is a securities attorney and partner in eFund Capital Management, LLC.  He has accumulated successful experience in all facets of investment banking including portfolio management, mergers and acquisitions, financial analysis, and legal analysis.  He was formerly with Gibson, Dunn and Crutcher and Universal Pictures.  Mr. Conrad is a graduate of the University of California, Los Angeles and received his Juris Doctorate degree from Loyola Law School.

Barrett Evans, has been a director of ours since June of 2007.  Mr. Evans is eFund Capital Management’s managing partner.  He began his career with Cruttenden Roth, a California regional emerging growth focused investment bank.  He has significant relationships with institutional investors in private equity and debt offerings and has engaged in all facets of investment banking from private debt and equity financing to

Initial Public Offerings, retail brokerage and institutional trading, Mezzanine financing and bridge capital.  Mr. Evans is a graduate of the University of California, Santa Barbara.

Jonathan F. Atzen, currently serves a Director.  Mr. Atzen currently serves as a partner at Anthem Venture Partners.  Prior to joining Anthem, Mr. Atzen was the Senior Vice President and General Counsel of Advanced Cell Technology, Inc. (OTCBB: ACTC), an Anthem portfolio company focused on developing and commercializing human stem cell technology.   Mr. Atzen served in that capacity from January, 2005 to March, 2008.  Prior to joining Advanced Cell Technology, from May 2003 through January 2005, Mr. Atzen was an attorney at Heller Ehrman/Venture Law Group.  Mr. Atzen has worked as a corporate/securities attorney since 1991 and for other larger international law firms, the most recent being Morrison & Foerster LLP from September 1999 to May 2003.  Prior to working at Morrison & Foerster LLP, Mr. Atzen worked at other law firms such as McDermott, Will & Emery and Brobeck, Phleger & Harrison LLP.  He received his B.A. degree in economics from the University of California at Santa Barbara and his J.D. from Loyola Law School.

Mr. Robert Lutz, has spent most of the last 30 years as a senior executive officer, founder and private investor in several companies. Prior to his retirement, Mr. Lutz had a successful career in industrial engineering and was with The General Electric Company from 1960 through 1968 and various other start-up companies in the computer industry. In 1975, Mr. Lutz founded Continental Circuits Corp where he served as the CEO, President, and Chairman of the Board. Mr. Lutz resigned from those positions after the company’s public offering in 1995. Currently, Mr. Lutz is the largest investor and shareholder of the Registrant and has previously served as a Director of the Registrant from 2001 through 2005.

Mr. Victor Voebel, Jr., since retiring from executive positions, well over 10 years ago, has acted as a private investor in companies. Mr. Voebel received a BBA from Southwest Texas State University in 1970 and then spent the next 20 years a senior executive sale and marketing professional at several biomedical and medical device companies. During this time period Mr. Voebel worked at Hydrocurve Soft Lense and Cilco. Currently, Mr. Voebel is the Registrant’s second largest investor and shareholder.

So far as permitted by law, our Certificate of Incorporation and By-Laws of Abviva provide that the Company will indemnify our directors and officers against expenses and liabilities they incur to defend, settle or satisfy any civil or criminal action brought against them on account of their being or having been Company directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or to have engaged in willful misconduct. As a result of such provisions, shareholders may be unable to recover damages against the directors and officers of the Company for actions taken by them which constitute negligence or a violation of their fiduciary duties. This may reduce the likelihood of shareholders instituting derivative litigation against directors and officers and may discourage or deter shareholders from suing directors, officers, employees and agents of the Company for breaches of their duty of care, even though such action, if successful, might otherwise benefit the Company and its shareholders.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended, generally requires the Company’s directors and executive officers and persons who own more than 10% of a registered class of the Company’s equity securities (10% owners) to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors and executive officers and 10% owners are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. During preparation of this filing, we discovered that the reports required by Section 16(a) were not filed in connection with the securities issuances to our officers and directors during fiscal 2007.

Audit Committee

During the 2007 fiscal year, our Board of Directors performed some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditor’s independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls.

Code of Ethics

•

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote;

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

During 2008 the Company intends to develop, approve and implement an amended Code of Ethics.

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

 ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth for fiscal 2007 the compensation, in compliance with the reporting requirements of the SEC, for our Chief Executive Officer and Principal Executive Officer during fiscal 2007.   No other executives received compensation greater than $100,000 for the fiscal year 2007.

Summary Compensation Table
Name and Principal Position	Year	Salary	Stock Awards (1)	Option Awards (1)	All Other Compensation	Total
Douglas C. Lane, CEO and/or Principal Executive Officer, Director	2007	$221,700 (2)	$394,940 (2) (3)	$0	$0	$616,640

1.

The amounts shown in these columns reflect the expense recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007, in accordance with FAS 123R. The assumption used in calculating these amounts are set forth in Note 9 to our Financial Statements, which is located on page F-29 through F-32 of our Annual Report on Form 10-KSB.

2.

Mr. Lane received compensation pursuant to the Experigen Management Consulting agreement, which was signed in November 2005 and continued through April 2006. Pursuant to this agreement, Experigen received $30,000. A non-employee agreement was signed with Experigen Management in April 2006 of which Mr. Lane was entitled to receive cash compensation of $136,000 for the remainder of 2006. As of December 31, 2006, Experigen had received $96,000 pursuant to this agreement. In addition to the cash compensation, Experigen was entitled to receive 1,229,092 shares of our common stock and warrants to purchase up to 3,072,732 shares of our common stock at an exercise price of $0.10 per share. In the event of a change-of-control and the Experigen agreement is terminated, Mr. Lane will be entitled to keep 100% of the stock and warrants authorized in the agreement. Effective October 3, 2007 the Company signed a non-employee CEO engagement agreement with Experigen Management Company, whereby Douglas C. Lane agreed to perform the duties and responsibilities of Chief Executive Officer of the company for a period of 24 months. For the services rendered by Mr. Lane under this Agreement, the Company shall pay to Management Company $22,900 (USD Twenty-Two Thousand Nine Hundred Dollars) per month to be disbursed no less frequent than once per month, on the beginning of each month of Non-employee Interim CEO service. In addition, Company shall grant Management Company in Company Convertible Preferred C Stock equal to 10% of Company common stock on as converted fully diluted basis, as follows:  (1)Fifty (50) shares of Series C Convertible Preferred Stock on execution of this agreement, however, if this Agreement is terminated for any reason other than termination without cause by the Company, change in control of the Company or death during the first twelve (12) months the Management Company shall return to the Company the shares of Series C Convertible Preferred Stock on a pro rata basis for every month not completed by the Management Company; (2) Ten (10) shares of Series C Convertible Preferred Stock at the end of every fiscal quarter commencing on the one (1) year anniversary of this Agreement.  If Management Company is still engaged at the end of the 24 month term as contemplated by this Agreement it shall receive the remaining 10 shares of Series C convertible Preferred Stock; (3)  If there is a change in control of the Company as defined by Section 7 (B) of this Agreement, the Management Company shall be entitled to receive the entire stock grant as contemplated by this section immediately upon a change in control; and (4)  If this Agreement is terminated for any reason, the Series C Convertible Preferred Stock issued to Management Company shall automatically convert to common stock pursuant to the terms of the Series C Certificate of Designation on the date of termination.

3.

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

Effective October 3, 2007 the Company signed a non-employee CEO engagement agreement with Experigen Management Company, whereby Douglas C. Lane agreed to perform the duties and responsibilities of Chief Executive Officer of the company for a period of 24 months. For the services rendered by Mr. Lane under this Agreement, the Company shall pay to Management Company $22,900 (USD Twenty-Two Thousand Nine Hundred Dollars) per month to be disbursed no less frequent than once per month, on the beginning of each month of Non-employee Interim CEO service. In addition, Company shall grant Management Company in Company Convertible Preferred C Stock equal to 10% of Company common stock on as converted fully diluted basis, as follows:  (1)Fifty (50) shares of Series C Convertible Preferred Stock on execution of this agreement, however, if this Agreement is terminated for any reason other than termination without cause by the Company, change in control of the Company or death during the first twelve (12) months the Management Company shall return to the Company the shares of Series C Convertible Preferred Stock on a pro rata basis for every month not completed by the Management Company; (2) Ten (10) shares of Series C Convertible Preferred Stock at the end of every fiscal quarter commencing on the one (1) year anniversary of this Agreement.  If Management Company is still engaged at the end of the 24 month term as contemplated by this Agreement it shall receive the remaining 10 shares of Series C convertible Preferred Stock; (3)  If there is a change in control of the Company as defined by

Section 7 (B) of this Agreement, the Management Company shall be entitled to receive the entire stock grant as contemplated by this section immediately upon a change in control; and (4)  If this Agreement is terminated for any reason, the Series C Convertible Preferred Stock issued to Management Company shall automatically convert to common stock pursuant to the terms of the Series C Certificate of Designation on the date of termination.

Equity Awards

Name	# of Securities Underlying Unexercised Options Exercisable	# of Securities Underlying Unexercised Options Un-exercisable	Equity Incentive Plan Awards: # of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Douglas C. Lane Principal Executive Officer	319,420 319,420 1,536,366 1,536,366			$0.10 $0.20 $0.10 $0.20	11/04/10 11/04/10 04/03/11 04/03/11

(1)

Mr. Lane agreed to perform the services of our Interim Chief Executive Officer pursuant to signing an agreement with Experigen Management Company on April 3, 2006. Pursuant to the non-employee Interim Chief Executive Officer Agreement with Experigen, we authorized the issuance of 1,229,092 shares of our common stock and two five-year warrants totaling 3,072,732 shares.   The Company renewed his contract on October 3, 2007 whereby Company granted Management Company in Company Convertible Preferred C Stock equal to 10% of Company common stock on as converted fully diluted basis

Stock Options Plans

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

On April 7, 2003, we re-priced all stock options issued to officers, directors and employees to be exercisable at the then fair value of our common stock of $0.48 per share. We are required to account for the repricing of stock options using variable accounting from the date of modification. Any increase in the intrinsic value of the re-priced options will decrease reported earnings, and any subsequent decrease in intrinsic value will increase reported earnings, except that the intrinsic value can never be less than zero. There is a potential for a variable non-cash charge in each reporting period until all of our repriced stock options are exercised, forfeited or expire.

On July 7, 2006, the Board of Directors approved the “2006 Consultant Stock Plan”, in which common stock may be granted to employees, officers, directors, consultants, and other service providers. Pursuant to this plan we reserved 3,000,000 shares that could be issued under this plan and filed a Registration Statement on Form S-8 on July 21, 2006 registering these shares. As of December 31, 2006, we had 456,938 shares available for issuance under this plan.

On July 31, 2007, the Board of Directors approved the “2007 Consultant Stock Plan”, in which common stock may be granted to employees, officers, directors, consultants, and other service providers. Pursuant to this plan we reserved 3,000,000 shares that could be issued under this plan and filed a Registration Statement on Form S-8 on February 15, 2008 registering these shares. As of December 31, 2007, we had 3,000,000 shares available for issuance under this plan.

Director Compensation

The following table presents a summary of the compensation paid to the members of our Board of Directors during the fiscal year ended December 31, 2007. Except as listed below, no other compensation was paid to our Directors.

Director Compensation
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Compensation	Total
Douglas C. Lane	$18,000	$29,500 (1)	$0	$0	$29,500
Jonathan Atzen	$22,500	$0	$0	$0	$22,500
Dr. Ian B. Woods	$4,500	$15,000 (1)	$0	$0	$19,500
Antony Dyakowski	$7,500	$18,000 (1)	$0	$0	$25,500
Jeffrey Conrad	$9,100	$0	$0	$0	$9,100
Barrett Evans	$9,100	$0	$0	$0	$9,100
Victor Voebel	$12,300	$0	$0	$0	$12,300
Robert Lutz	$12,300	$0	$0	$)	$12,300

(1)

On March 23, 2007, we authorized the issuance of 209,602 shares (a total of 628,806) of common stock to three of our board of directors as a retainer for the 2006 year and consideration for their services during 2006.

Each member of the Abviva’s Board of Directors are entitled to cash compensation of $1,500 per month or the equivalent of $2,250 per month if paid in stock. As a result of limited cash resources, Abviva opted to compensate most of the directors for their services in shares of our common stock. Therefore, Messrs Lane, Woods and Dyakowski received 109,602 shares for their services during the 2006 year. In addition to the monthly compensation for each director, we issued to Messrs. Lane, Woods and Dyakowski a retainer of 100,000 shares of our common stock for the 2006 year. Messrs. Lane, Atzen, Conrad, Evans, Voebel, and Lutz accrued a total of 59,300 shares of common stock in total for director compensation in 2007 but the shares have not been issued as of April 9, 2007.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents information, to the best of Abviva’s knowledge, about the beneficial ownership of its common stock on April 9, 2008, held by those persons known to beneficially own more than 5% of its capital stock and by its directors and executive officers. The percentage of beneficial ownership for the following table is based on 107,154,692 shares of common stock outstanding as of April 9, 2008.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the shareholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the shareholder has a right to acquire within 60 days after April 9, 2008 through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Name of Beneficial Owner (1)	Number of Shares	Percent of Class(2)
The Lutz Family Trust (1)	5,219,320	4.87%
Victor Voebel, Jr. (2)	6,601,379	6.16%
Douglas Lane, CEO and Chairman (3)	5,861,256	5.46%
eFund Capital Management, LLC (4)	28,829,673	26.90%
Firebird Master Fund II LTD (5)	22,907,937	21.37%
Jeffrey Conrad (6)	1,071,547	1%
Beneficial Owners as a Group	70,491,112	65.78%
Directors and Executive Officers as a Group	47,583,175	44.40%

*As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).

** Figures are rounded to the nearest tenth of a percent.

(1) Robert Lutz is a director of ours and holds his shares in the Lutz Family Trust which he purchased from the Company in a private placement in 1999.   On December 4, 2007 the Company entered into a Promissory Note with Robert Lutz, a member of our board of directors, in the amount of $50,000.00.  The unpaid principal amount of this Note shall accrue interest until paid at the annual rate of 18%.  All outstanding principal and interest under this Note shall be due and payable 90 days from the date of the closing on March 4, 2008.  Concurrently with the execution of the note the Company issued the holder 250,000 shares of common stock as an incentive for entering into the Note.

(2) Victor Voebel is a director of ours and purchased the shares in a private placement in 2005.  Mr. Voebel also purchased shares from a affiliate of the Company.  On November 2, 2007 the Company entered into a Promissory Note with Victor Voebel, a member of our board of directors,  in the amount of $40,00.00.  The unpaid principal amount of this Note shall accrue interest until paid at the annual rate of 18%.  All outstanding principal and interest under this Note shall be due and payable 90 days from the date of the closing on February 1, 2008.  Concurrently with the execution of the note the Company issued the holder 200,000 shares of common stock as an incentive for entering into the Note.  The monies received will be issued for general operating expenses.

(3). Effective October 3, 2007 the Company signed a non-employee CEO engagement agreement with Experigen Management Company, whereby Douglas C. Lane agreed to perform the duties and responsibilities of Chief Executive Officer of the company for a period of 24 months. For the services rendered by Mr. Lane under this Agreement, the Company shall pay to Management Company $22,900 (USD Twenty-Two Thousand Nine Hundred Dollars) per month to be disbursed no less frequent than once per month, on the beginning of each month of Non-employee Interim CEO service. In addition, Company shall grant Management Company in Company Convertible Preferred C Stock equal to 10% of Company common stock on as converted fully diluted basis, as follows:  (1)Fifty (50) shares of Series C Convertible Preferred Stock on execution of this agreement, however, if this Agreement is terminated for any reason other than termination without cause by the Company, change in control of the Company or death during the first twelve (12) months the Management Company shall return to the Company the shares of Series C Convertible Preferred Stock on a pro rata basis for every month not completed by the Management Company; (2) Ten (10) shares of Series C Convertible Preferred Stock at the end of every fiscal quarter commencing on the one (1) year anniversary of this Agreement.  If Management Company is still engaged at the end of the 24 month term as contemplated by this Agreement it shall receive the remaining 10 shares of Series C convertible Preferred Stock; (3)  If there is a change in control of the Company as defined by Section 7 (B) of this Agreement, the Management Company shall be entitled to receive the entire stock grant as contemplated by this section immediately upon a change in control; and (4)  If this Agreement is terminated for any reason, the Series C Convertible Preferred Stock issued to Management Company shall automatically convert to common stock pursuant to the terms of the Series C Certificate of Designation on the date of termination.

(4) On June 20, 2007 we entered into a consulting agreement with eFund Capital Management, LLC. eFund Capital Management, LLC is a private equity firm managed by Barrett Evans and Jeffrey Conrad. Pursuant to the agreement we agreed to issue eFund a convertible preferred series of stock, Series C that converts into 10% of our outstanding common stock after conversion. Mr. Evans and Mr. Conrad have voting power over the shares issued to eFund.  Furthermore, eFund Capital Management has a $250,000 Convertible Debenture with the Company which eFund Converted into common stock of the company on March 25, 2007 and received 11,418,657 shares of the Company’s common stock at $0.02625 and eFund received 500,000 shares for entering into the Convertible Debenture Agreement.  eFund also has an additional $250,000 Convertible debenture which if converted on the date hereof  eFund would receive shares of common stock and eFund received 10 shares of Series C Convertible Preferred Stock for entering into the Convertible Debenture Agreement.  The total share amount listed above also takes into consideration conversion of this Convertible Debenture.

(5) Firebird Capital Management, LLC had a $500,000. Convertible Debenture with the Company which it converted into common stock of the company at a conversion price of $0.02625.

(6) Jeffrey Conrad received 10 shares of the Company’s Convertible Series C Preferred Stock pursuant to his legal retainer with the Company whereby he performs corporate legal services for the Company. Series C, that at the time of conversion converts into 1% of our outstanding common stock on the day of conversion.  Jeffrey Conrad is also a managing partner with eFund Capital Management, LLC.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On July 8, 2005 the Company entered into a promissory note with Victor Voebel, our director, for $175,000.  The outstanding principal balance of this the note shall bear interest at a fixed rate equal to 10% per annum.  All interest payments shall be in the form of common shares priced at $0.10 per share.

On July 21, 2006 the Company entered into a promissory note with Victor Voebel, our director, for $100,000.  The Company is to issue the holder 2 shares of the Company’s common stock for every dollar invested.

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

On May 9, 2007, we entered an unsecured convertible debenture totaling $250,000 with an interest rate of 12% with eFund Capital Management, LLC.  The entire principal is due November 7, 2007 and is convertible into shares of our common stock.  Additionally, we agreed to issue a total of 500,000 of common stock in conjunction with this agreement. eFund Converted this convertible debenture into common stock of the company on March 25, 2007 at $0.02625 and received 11,418,657 shares of the Company’s common stock.

On June 11, 2007 the Company entered into a Consulting Agreement with eFund Capital Management, LLC whereby the Company issued 100 shares of its Series C Convertible Preferred Stock which were issued on August 8, 2007 and we agreed to pay a monthly retainer of $7,500.00.  Each share of Series C converts into .01 percent of the outstanding common Stock on the date of conversion.  eFund has the right to convert the stock at anytime at its discretion.

On June 13, 2007 we entered into a legal retainer agreement with Jeffrey Conrad, our director and secretary, whereby we pay him a monthly retainer of $5,000.00 and issued him 10 shares of our Series C Convertible Preferred Stock. Each share of Series C converts into .01 percent of the outstanding common Stock on the date of conversion.  Mr. Conrad has the right to convert the stock at anytime at its discretion.

On October 2, 2007 the Company issued 19,047,619 shares of Common stock to Firebird Global Master Fund II, Ltd. pursuant to the conversion of its note with the Company in the amount of $500,000.

Effective October 3, 2007 the Company signed a non-employee CEO engagement agreement with Experigen Management Company, whereby Douglas C. Lane agreed to perform the duties and responsibilities of Chief Executive Officer of the company for a period of 24 months. For the services rendered by Mr. Lane under this Agreement, the Company shall pay to Management Company $22,900 (USD Twenty-Two Thousand Nine Hundred Dollars) per month to be disbursed no less frequent than once per month, on the beginning of each month of Non-employee Interim CEO service. In addition, Company shall grant Management Company in Company Convertible Preferred C Stock equal to 10% of Company common stock on as converted fully diluted basis, as follows:  (1)Fifty (50) shares of Series C Convertible Preferred Stock on execution of this agreement, however, if this Agreement is terminated for any reason other than termination without cause by the Company, change in control of the Company or death during the first twelve (12) months the Management Company shall return to the Company the shares of Series C Convertible Preferred Stock on a pro rata basis for every month not completed by the Management Company; (2) Ten (10) shares of Series C Convertible Preferred Stock at the end of every fiscal quarter commencing on the one (1) year anniversary of this Agreement.  If Management Company is still engaged at the end of the 24 month term as contemplated by this Agreement it shall receive the remaining 10 shares of Series C convertible Preferred Stock; (3)  If there is a change in control of the Company as defined by Section 7 (B) of this Agreement, the Management Company shall be entitled to receive the entire stock grant as contemplated by this section immediately upon a change in control; and (4)  If this Agreement is terminated for any reason, the Series C Convertible Preferred Stock issued to Management Company shall automatically convert to common stock pursuant to the terms of the Series C Certificate of Designation on the date of termination.

On November 2, 2007 the Company entered into a Promissory Note with Victor Voebel, a member of our board of directors,  in the amount of $40,00.00.  The unpaid principal amount of this Note shall accrue interest until paid at the annual rate of 18%.  All outstanding principal and interest under this Note shall be due and payable 90 days from the date of the closing on February 1, 2008.  Concurrently with the execution of the note the Company issued the holder 200,000 shares of common stock as an incentive for entering into the Note.  The monies received will be issued for general operating expenses.

On November 15, 2007, the Company entered into an unsecured convertible debenture agreement totaling $250,000, bearing interest at a rate of 12% per annum, compounded daily, with the entire principal balance due on May 15, 2008 with eFund Capital Management, LLC.  The note is convertible into the Company’s common stock at a conversion price of five cents ($.05) per share.  Per the agreement, the Company agreed to issue a total of 10 shares of the Company’s Series C Convertible Preferred stock as a financing fee

On December 4, 2007 the Company entered into a Promissory Note with Robert Lutz, a member of our board of directors,  in the amount of $50,00.00.  The unpaid principal amount of this Note shall accrue interest until paid at the annual rate of 18%.  All outstanding principal and interest under this Note shall be due and payable 90 days from the date of the closing on March 4, 2008.  Concurrently with the execution of the note the Company issued the holder 250,000 shares of common stock as an incentive for entering into the Note.

On March 25, 2008, the company entered into an unsecured convertible promissory note totaling $32,000, with Robert Lutz, a director of ours, bearing interest at a rate of 18% per annum with the entire principal balance due on June 16, 2008. Per the agreement, the Company agreed to issue a total of 200,000 shares of the Company’s par value common stock as a financing fee.

ITEM 13. EXHIBITS

			Incorporated by Reference
Exhibit	Exhibit Description	Filed herewith	Form	Exhibit	Filing date
2.1	Merger Agreement with Corgenix Medical Corporation		10-KSB	2.1	4/14/2004
2.2	Amended and Restated Plan of Merger		S-3	2.2	4/26/2004
2.3	Merger Agreement between Corgenix, Efoora, Prion Developmental Laboratories, and Genesis Bioventures, Inc.		8-K	2.3	6/2/2004
2.4	Settlement Agreement with Biotherapies, Paul Ervin and Genesis Bioventures, Inc.		8-K	2.4	6/18/2004
2.5	Amended Agreement and Plan of Merger between Corgenix and Genesis Bioventures, Inc.		8-K	2.5	1/6/2005
2.6	Letter of Termination of Merger from Corgenix		8-K	2.6	1/19/2005
2.7	Merger agreement between		14A-DEF	A and D	8/31/2007
	Genesis Bioventures, Inc., NY and
	Genesis Bioventures, Inc., NV
3(i)(a)	Restated Certificate of Incorporation		10-SB	3.1	8/13/1999
3(i)(b)	Amendment to Certificate of Incorporation		10-SB	3.2	10/14/1999

3(ii)	Amended and Restated Bylaws	8-A12B	3.2	12/18/2000
3.2	Amended and Restated Certificate	14A-DEF	B	8/31/2007
	Of Incorporation
3.3	Amended and Restated Bylaws	14A-DEF	C	8/31/2007
4.1	Class A Convertible Preferred Stock Definition	10-SB	3.2	10/14/1999
4.2	Specimen Form of Stock Certificates	8-A12B	4.1	12/18/2000
4.3	Convertible Note	8-K	4.1	3/24/2004
4.4	Warrant Certificate	8-K	4.1	3/24/2004
4.5	Convertible Promissory Note with Corgenix	8-K	4.2	3/12/2004
4.6	Warrant Certificate	8-K	4.1.1	9/23/2004
4.7	Convertible Promissory Note with Firebird Global Master Fund II, Ltd	8-K	4.8	2/8/2007
4.8	Subscription Agreement with Firebird Global Master Fund II, Ltd	8-K	4.9	2/8/2007
4.9	Convertible Debenture with eFund Capital Management, LLC	8-K	10.1	5/15/2007
4.10	Certificate of Designation for Series C Convertible Preferred Stock.	10-QSB	4.1	8/20/2007
4.11	Convertible Debenture with eFund Capital Management LLC.	10-QSB	4.11	11/19/2007
10.1	Joint Venture Agreement and Limited Liability Company Operating Agreement of Biomedical Diagnostics, LLC	10-SB	10.1	8/13/1999
10.2	Amended and Restated Limited Liability Company Operating Agreement of Biomedical Diagnostics, LLC	10-SB	10.2	10/14/1999
10.3	Management Services Agreement between BioLabs, Inc. and Tynehead Captial Corp	10-SB	10.3	10/14/1999
10.4	Letter Agreement with DynaMed, Inc.	10-SB/A	10.4	12/8/1999
10.5	Stock Option Agreement under the Amended and Restated BioLabs Stock Option Plan	S-8	10.5	4/27/2000
10.6	Amended and Restated Stock Option Plan	S-8	10.6	4/27/2000
10.7	Warrant to Purchase Shares	S-8	10.7	4/27/2000

10.8	Investment Agreement between Prion Developmental Laboratories, Effora, Inc. and BioLabs, Inc.	8-K	99.1	9/8/2000
10.9	Warrant issued by Prion Developmental Laboratories in favor of BioLabs, Inc.	8-K	99.2	9/8/2000
10.10	Purchase and Sale Agreement between BioLabs, Inc., DynaMed, Inc., Antony Dyakowski, Elio Gugliemi, Kevin O’Farrell and Roberts Soon	8-K	99.1	12/20/2000
10.11	Year 2000 Stock Option Plan, 2001 Stock Incentive Plan and Stock Option Grants Outside of Plan	S-8	4.1	12/4/2001
10.12	2001 Stock Incentive Plan	S-8	4.2	12/4/2001
10.13	Purchase Agreement between Genesis Bioventures, Inc. and Biotherapies, Inc.	8-K	99.1	12/17/2001
10.14	Mammastatin Sublicense Agreement between Genesis Bioventures, Inc. and Biotherapies, Inc.	8-K	99.2	12/17/2001
10.15	P&O Technology License Agreement between Genesis Bioventures, Inc. and Biotherapies, Inc.	8-K	99.3	12/17/2001
10.16	GBS 2002 Consulting Services Plan	S-8	10.1	10/2/2002
10.17	GBS 2002 Stock Award Plan	S-8	10.1	3/5/2003
10.18	Service Agreement between ARUP and Biomedical Diagnostics, Inc.	10-KSB/A	10.19	9/10/2004
10.19	Non-Disclosure Agreement with University of Michigan	10-KSB/A	10.2	9/10/2004
10.2	Engagement Agreement between Genesis Bioventures, Inc. and Experigen Management Company	8-K	10	4/13/2006
10.21	Exclusive Distribution and License Agreement between Prion Developmental Laboratories, Inc. and Genesis Bioventures, Inc.	10-KSB	10.21	4/18/2006
10.22	Exclusive Distribution Agreement between Prion Developmental Laboratories, Inc. and Genesis Bioventures, Inc.	10-KSB	10.22	4/18/2006
10.23	Amendments to University of Michigan License Agreement	10-KSB	10.23	4/18/2006
10.24	Amendment to University of Michigan License Agreement	10-KSB	10.24	4/18/2006

10.25	Consulting Agreement between the Company and eFund Capital Management, LLC		10-QSB	10.25	8/20/2007
10.26	2007 Consultant Stock Plan		14A-DEF	E	8/31/2007
10.27	Non-employee Executive CEO Agreement with Experigen Management Company, LLC		8-K	10.4	12/20/2007
10.28	Letter of Intent between Abviva and the Receiver for Efoora		8-K	10.3	12/20/2007
10.29	Promissory Note with Victor Voebel		8-K	10.1	12/20/2007
10.3	Promissory Note with Robert Lutz		8-K	10.2	12/20/2007
10.31	Promissory Note with Robert Lutz	X
14	Code of Ethics		10-KSB	14	4/14/2004
21.1	List of Subsidiaries	X
31.1 & 31.2	Certification of Douglas C. Lane pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification of Douglas C. Lane pursuant to Section 906 of the Sarbanes-Oxley Act	X

 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by De Joya Griffith & Company, LLC for the audit of our 2006 annual financial statements and review of the financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for 2006 were $61,500.

Jaspers + Hall, PC were our auditors for the fiscal year ended December 31, 2007 and for the three quarters ended September 30, 2007.

For their review of our Quarterly Reports on Form 10-Q for the fiscal year 2007, Jaspers + Hall, PC billed us $9,000.  We have contracted Jaspers + Hall, PC to complete the 2007 year end audit for $15,000.

AUDIT RELATED FEES

None.

TAX FEES

None.

ALL OTHER FEES

None.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICY AND PROCEDURES

We do not have a separate Audit Committee. Our full Board of Directors performs the functions of an Audit Committee.  During fiscal year 2007, the Board of Directors  adopted  policies  and  procedures  for the pre-approval of audit and non-audit  services  for  the  purpose  of  maintaining  the independence of our independent  auditors.  We may not engage our independent auditors to render any audit or non-audit service unless either the service is approved in advance by the Board of Directors or the engagement to render the service is entered into pursuant to the Board of Director's pre-approval policies and procedures. On an annual basis, the Board of Directors may pre-approve services that are expected to be provided to us by the independent auditors during the following 12 months. At  the  time  such  pre-approval  is  granted,  the Board of Directors must (1) identify the particular pre-approved services in a sufficient level of detail so that  management  will  not  be  called  upon  to  make judgment as to whether a proposed  service  fits  within  the  pre-approved  services and (2) establish a monetary limit with respect to each particular pre-approved service, which limit may  not  be  exceeded  without obtaining further pre-approval under the policy.

The Board has considered whether the provision of the services described above under the caption "All Other Fees" is compatible with maintaining the auditor's independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESIS BIOVENTURES, INC.

By: /s/ Douglas Lane

Douglas C. Lane, Chief Executive Officer

Date: April 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Douglas Lane	Chief Executive Officer & Chairman	April 14, 2008
Douglas C. Lane	(Principal Executive Officer & Principal Financial Officer)

/s/ Jonathan Atzen	Director	April 14, 2008
Jonathan Atzen

/s/ Jeffrey Conrad	Director	April 14, 2008
Jeffrey Conrad

/s/ Robert Lutz	Director	April 14, 2008

Robert Lutz

/s/ Victor Voebel	Director	April 14, 2008
Victor Voebel, Jr.

/s/ Barrett Evans	Director	April 14, 2008
Barrett Evans

GENESIS BIOVENTURES, INC.

Index To Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets, December 31, 2007 and 2006	F-2

Consolidated Statements of Operations for the Years Ended December 31, 2007 and 2006	F-3

Consolidated Statement of Stockholders' Equity for the Years Ended December 31, 2007 and 2006	F-4 – F-11

Consolidated Statements of Cash Flows for the Year Ended December 31, 2007 and 2006	F-12 – F-13

Notes to Consolidated Financial Statements	F-14 – F-41

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
9175 Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Abviva, Inc. and subsidiaries as of December 31, 2007, and the related consolidated statement of operations, stockholders’ equity (deficit), and cash flows for year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the year ended December 31, 2006 we audited by other auditors whose report dated April 16, 2007 contained an explanatory paragraph expressing doubt regarding the Company’s ability to continue as a going concern. They have not performed any auditing procedures since that date.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Abviva, Inc. and subsidiaries as of December 31, 2007, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Jaspers + Hall, PC
Jaspers + Hall, PC
Denver, Colorado
April 14, 2008

F-1

Abviva, Inc.
FKA Genesis Bioventures, Inc.
(a Development Stage Company)
Consolidated Balance Sheets

	December 31,	December 31,
	2007	2006
		(Restated)
Assets
Current assets:
Cash and cash equivalents	$ 2,502	$ 10,495
Due from related party (Net)	-	296,498
Prepaid expenses	-	1,906
Total current assets	2,502	308,899

Fixed assets, net of accumulated Depreciation	0	1,228

Other assets:
Medical technologies and licenses, net	1,657,332	3,465,320
Intangible assets	-	36,000
Deposits	4,327	4,327
Total other assets	1,661,659	3,505,647
Total Assets	$ 1,664,161	$ 3,815,774

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable	$ 796,711	$ 582,038
Accrued expenses	770,514	255,142
Accrued expenses, related parties	182,134	363,955
Notes Payable	2,214,147	2,429,147
Notes payable, related parties	923,000	421,239
Notes Payable - Termination Agreements - Related party	288,000	112,300
Derivative liability, related parties	-	155,676
Total current liabilities	5,174,506	4,319,497

Total Liabilities	5,174,506	4,319,497

Stockholders (Deficit):
Preferred series A stock, $0.0001 par value, 100,000,000
shares authorized 63,562 shares issued and outstanding	6	6
Preferred series C stock, no par value, 400 Shares
authorized 160 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000
shares authorized, 105,142,495 and 72,213,297
issued and outstanding at December 31, 2007

and December 31, 2006, respectively	10,514	7,222
Shares authorized and unissued	36,034	225
Unamortized warrants and options based compensation	-	(570,292)
Prepaid share-based compensation	(11,774)	(335,836)
Additional paid-in capital	56,040,866	53,236,023
(Deficit) accumulated during development stage	(59,398,818)	(52,653,898)
Accumulated other comprehensive Income (loss)	(187,173)	(187,173)
Total Stockholders Deficit	(3,510,345)	(503,723)
Total Liabilities and Stockholders Deficit	$ 1,664,161	$ 3,815,774

The accompanying notes are an integral part of these consolidated financial statements.

F-2

Abviva, Inc.
FKA Genesis Bioventures, Inc.
(a Development Stage Company)
Consolidated Statements of Operations
For the Years Ended December 31, 2007 and 2006
and For the Period September 19, 1994(Inception) to December 31, 2007

			September 19, 1994 (inception) to
	December, 31		December 31,
	2007	2006	2007
		(RESTATED)	(RESTATED)

Revenue	$ -	$ -	$ -

Expenses:
Depreciation and amortization	1,807,998	1,812,443	11,294,682
Investor relations	114,343	-	2,563,416
Consulting and management fees	2,671,289	2,226,397	13,616,805
Rent	42,490	51,121	799,130
Salaries and benefits	37,930	182,687	1,971,382
Professional fees	361,912	239,233	3,053,537
Financing costs	502,454	1,266,713	1,769,167
Aquired Research and development in process	-	-	750,000
Research and development		-	1,585,618
General and administrative expenses	789,871	252,397	3,541,212
Total expenses	6,328,287	6,030,991	40,944,949

Net Profit / (Loss) From Operations	(6,328,287)	(6,030,991)	(40,944,949)

Other income (expense):
Interest (expense)	(386,103)	(368,917)	(2,179,814)
Amortization of deemed discount	-	(52,500)	(5,130,707)
Unrealized gain related to adjustment of derivative to fair value of underlying securities	(30,530)	30,530	-
Beneficial conversion feature	-	-	(354,735)
Equity in loss of investments:			-
Prion Developmental Laboratories Inc	-	-	(2,636,553)
Biotherapies Incorporated	-	-	(5,437,610)
Biomedical Diagnostics	-	-	(3,357,253)
Gain on debt settlements	-	-	642,803
Net Profit / (Loss) Before Income Taxes	(6,744,920)	(6,421,878)	(59,398,818)
Income Tax Expense
Net Profit / (Loss)	$ (6,744,920)	$ (6,421,878)	$ (59,398,818)

Per Share Information:
Basic and diluted weighted average number
of common shares outstanding	84,322,877	59,980,647

Net Profit / (Loss) basic and diluted per
common share	$ (0.08)	$ (0.11)

Abviva, Inc.
FKA Genesis Bioventures, Inc.
(a Development Stage Company)
Consolidated Statements of Comprehensive Income (loss)
For the Years Ended December 31, 2007 and 2006
and For the Period September 19, 1994(Inception) to December 31, 2007

			September 19, 1994 (inception) to
	December
	2007	2006	2007
	(RESTATED)	(RESTATED)

Net Profit	$ (6,744,920)	$ (6,421,878)	$ (59,398,818)
Other Comprehensive Income
Foreign currency gain (loss)	-	(3,546)	(187,173)
Other Comprehensive Income	$ (6,744,920)	$ (6,425,424)	$ (59,585,991)

The accompanying notes are an integral part of these consolidated financial statements

	Abviva, Inc.
	FKA Genesis Bioventures, Inc.
	(a Development Stage Company)
	Consolidated Statement of Stockholders’ Equity (Deficit)

		Common share										Additional paid-in capital	Unamortized Warrants & Options	Prepaid Share Comp	Deficit accumulated during development stage	Accumulated other Compre-hensive Income (loss)	Total stockholders’ equity

		Common shares		subscriptions		authorized and unissued		Preferred Series C		Preferred shares
		Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount
	Issue of common stock for cash on organization of the Company	8,816,992	$ 8,817	-	$ -	-	$ -	-	$ -	-	$ -	$ -	$ -	$ -	$ -		$ 8,817
	Loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	(147,192)		(147,192)
	Balance, December 31, 1995	8,816,992	8,817	-	-	-	-	-	-	-	-	-	-	-	(147,192)		(138,375)

	Consolidation of shares in November on a 50 for 1 basis	(8,640,456)	(8,799)	-	-	-	-	-	-	-	-	8,799	-	-	-		-
	Loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	(184,403)		(184,403)
	Balance, December 31, 1996	176,536	18	-	-	-	-	-	-	-	-	8,799	-	-	(331,595)		(322,778)

	Issue of common stock for settlement of debt	3,000,000	300	-	-	-	-	-	-	-	-	119,700	-	-	-		120,000
	Loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	(191,118)		(191,118)
	Balance, December 31, 1997	3,176,536	318	-	-	-	-	-	-	-	-	128,499	-	-	(522,713)		(393,896)

	Issue of common stock for settlement of debt	3,000,000	300	-	-	-	-	-	-	-	-	347,095	-	-	-		347,395
	Issue of common stock for cash	1,010,000	101	-	-	-	-	-	-	-	-	708,736	-	-	-		708,837
	Loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,077,958)		(1,077,958)
	Balance, December 31, 1998	7,186,536	719	-	-	-	-	-	-	-	-	1,184,330	-	-	(1,600,671)		(415,622)

	Issue of common stock for settlement of debt	872,500	87	-	-	-	-	-	-	-	-	872,413	-	-	-		872,500
	Common stock returned	(39)	-	-	-	-	-	-	-	-	-	-	-	-	-		-
	Issue of common stock for service	60,000	6	-	-	-	-	-	-	-	-	59,994	-	-	-		60,000
	Issue of common stock for shares of Biotherapies Incorporated	60,000	6	-	-	-	-	-	-	-	-	239,994	-	-	-		240,000
	Issue of preferred stock for cash	-	-	-	-	-	-	-	-	2,000,000	200	5,210,976	-	-	-		5,211,176
	Fair value of options issued to consultants	-	-	-	-	-	-	-	-	-	-	81,252	-	-	-		81,252
	Beneficial feature of preferred stock issued	-	-	-	-	-	-	-	-	-	-	354,735	-	-	-		354,735
	Deemed dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	232,065	-	-	(232,065)		-
	Loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,737,210)		(1,737,210)
	Balance, December 31, 1999	8,178,997	818	-	-	-	-	-	-	2,000,000	200	8,235,759	-	-	(3,569,946)		4,666,831

	Issue of common stock for settlement of debt	240,528	24	-	-	-	-	-	-	-	-	309,498	-	-	-		309,522
	Exercise of share purchase warrants for cash	9,000	1	-	-	-	-	-	-	-	-	62,999	-	-	-		63,000
	Issue of common stock for cash			-	-	-	-	-	-	-	-		-	-	-		-
	(net of cash share issue costs of $214,139 and non-cash of $26,500)	629,586	63	-	-	-	-	-	-	-	-	2,058,013	-	-	-		2,058,076
	Issue of common stock for financing services provided	2,000	-	-	-	-	-	-	-	-	-	26,500	-	-	-		26,500
	Issue of common stock on acquisition of Biotherapies Incorporated	1,100,000	110	-	-	-	-	-	-	-	-	4,330,590	-	-	-		4,330,700
	Stock options exercised for cash	68,500	7	-	-	-	-	-	-	-	-	129,593	-	-	-		129,600
	Issue of warrants to holders of promissory notes	-	-	-	-	-	-	-	-	-	-	897,554	-	-	-		897,554
	Issue of common stock on conversion of convertible preferred shares	758,464	76	-	-	-	-	-	-	(758,464)	(76)	-	-	-	-		-
	Deemed dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	122,670	-	-	(122,670)		-
	Fair value of options issued to employees and consultants	-	-	-	-	-	-	-	-	-	-	686,448	-	-	-		686,448
	Common shares subscribed, not issued	-	-	150,001	-	-	-	-	-	-	-	-	-	-	-		-
	Note receivable shares subscriptions	-	-	(150,001)	-	-	-	-	-	-	-	-	-	-	-		-
	Loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	(5,873,366)		(5,873,366)
	Foreign Currency Translation															5,360	5,360
	Balance, December 31, 2000	10,987,075	1,099	-	-	-	-	-	-	1,241,536	124	16,859,624	-	-	(9,565,982)	5,360	7,300,225

	Issue of common stock for settlement of debt and accrued interest	1,004,605	100	-	-	-	-	-	-	-	-	1,757,959	-	-	-		1,758,059
	Issue of common shares for cash (net of $15,001 non-cash issue costs)	70,589	7	-	-	-	-	-	-	-	-	134,994	-	-	-		135,001
	Issue of common stock for financing services provided	21,559	2	-	-	-	-	-	-	-	-	42,549	-	-	-		42,551
	Issuance of common stock for cash												-	-	-		-
	(net of cash share issue costs of $86,515 and non-cash of $27,550)	691,000	69	-	-	-	-	-	-	-	-	957,366	-	-	-		957,435
	Issue of common stock on conversion of convertible preferred shares	1,064,974	106	-	-	-	-	-	-	(1,064,974)	(106)	-	-	-	-		-
	Issue of common stock on settlement of debt and accrued interest	2,000,000	200	-	-	-	-	-	-	-	-	2,499,800	-	-	-		2,500,000
	Issue of common stock for goods and services provided	111,510	11	50,000	91,250	-	-	-	-	-	-	237,849	-	-	-		329,110
	Stock options exercised	196,500	20	-	-	-	-	-	-	-	-	217,980	-	-	-		218,000
	Shares issued to Biotherapies, Inc.	600,000	60	-	-	-	-	-	-	-	-	1,679,940	-	-	-		1,680,000
	Fair value of options and warrant issued to consultants and major			-	-	-	-	-	-	-	-		-	-	-		-
	shareholders for consulting and general financing services	-	-	-	-	-	-	-	-	-	-	2,922,628	-	-	-		2,922,628
	Shares issued to Biotherapies, Inc.	2,524,030	252	-	-	-	-	-	-	-	-	4,719,684	-	-	-		4,719,936
	Issue of common stock for cash			-	-	-	-	-	-	-	-		-	-	-		-
	(net of $93,451 of cash and $32,556 of non-cash share issue costs)	667,101	67	-	-	-	-	-	-	-	-	874,577	-	-	-		874,644
	Subscription receivable for issued shares	-	-	-	-	-	-	-	-	-	-	(15,000)	-	-	-		(15,000)
	Common shares subscribed, not issued	-	-	60,000	90,000	-	-	-	-	-	-	-	-	-	-		90,000
	Fair value of warrants issued for share financing costs	-	-	-	-	-	-	-	-	-	-	32,556	-	-	-		32,556
	Issue of common stock for property and equipment	5,889	1	-	-	-	-	-	-	-	-	11,188	-	-	-		11,189
	Dilution gain on shares issued by investee	-	-	-	-	-	-	-	-	-	-	53,635	-	-	-		53,635
	Fair value of options and warrants issued to promissory note holders	-	-	-	-	-	-	-	-	-	-	885,427	-	-	-		885,427
	Fair value of beneficial conversion feature of promissory note	-	-	-	-	-	-	-	-	-	-	534,288	-	-	-		534,288
	Loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	(15,346,259)		(15,346,259)
	Foreign Currency Translation															(22,682)	(22,682)
	Balance, December 31, 2001	19,944,832	1,994	110,000	181,250	-	-	-	-	176,562	18	34,407,044	-	-	(24,912,241)	(17,322)	9,660,743

	Issue of common stock previously subscribed for	110,000	11	(110,000)	(181,250)	-	-	-	-	-	-	181,239	-	-	-		-
	Issue of common stock for cash					-	-	-	-	-	-		-	-	-		-
	(net of cash share issue costs of $104,958 and non-cash of $147,826)	823,786	82	447,128	277,750	-	-	-	-	-	-	449,946	-	-	-		727,778
	Issue of common stock on conversion of convertible preferred shares	112,000	12	-	-	-	-	-	-	(112,000)	(12)	-	-	-	-		-
	Issue of common stock for services provided and settlement			-	-	-	-	-	-	-	-		-	-	-		-
	of accounts payable and accrued liabilities	498,377	50	-	-	-	-	-	-	-	-	556,028	-	-	-		556,078
	Issue of common stock for settlement of debt and accrued interest	3,243,047	324	-	-	-	-	-	-	-	-	1,621,199	-	-	-		1,621,523
	Stock options exercised	36,097	3	-	-	-	-	-	-	-	-	38,200	-	-	-		38,203
	Fair value of options and warrants issued to promissory note holders	-	-	-	-	-	-	-	-	-	-	76,815	-	-	-		76,815
	Fair value of beneficial conversion feature of promissory not	-	-	-	-	-	-	-	-	-	-	31,037	-	-	-		31,037
	Extinguishment of stock appreciation rights plan	-	-	-	-	-	-	-	-	-	-	632,066	-	-	-		632,066
	Fair value of stock options issued to consultants	-	-	-	-	-	-	-	-	-	-	11,737	-	-	-		11,737
	Fair value of warrants issued on private placements	-	-	-	-	-	-	-	-	-	-	-	-	-	-		-
	Fair value of warrants issued for share financing costs	-	-	-	-	-	-	-	-	-	-	147,826	-	-	-		147,826
	Loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	(5,854,006)		(5,854,006)
	Foreign Currency Translation															(69,295)	(69,295)
	Balance, December 31, 2002	24,768,139	2,476	447,128	277,750	-	-	-	-	64,562	6	38,153,137	-	-	(30,766,247)	(86,617)	7,580,505

	Issue of common stock previously subscribed for	447,128	45	(447,128)	(277,750)							277,705					-
	Issue of common stock for cash																-
	(net of cash share issue costs of $153,560 and non-cash of $240,559)	2,410,111	241									806,299					806,540
	Issue of common stock on conversion of convertible preferred shares	1,000						-		(1,000)							-
	Issue of common stock for services provided and settlement																-
	of accounts payable and accrued liabilities	1,442,390	145									891,667					891,812
	Fair value of beneficial conversion feature of promissory note											162,217					162,217
	Common share subscriptions			150,000	60,000												60,000
	Employee stock option compensation expense of option repricing											388,550					388,550
	Loss for the period														(4,470,887)		(4,470,887)
	Foreign Currency Translation															(71,899)	(71,899)
	Balance, December 31, 2003	29,068,768	2,907	150,000	60,000	-	-	-	-	63,562	6	40,679,575	-	-	(35,237,134)	(158,516)	5,346,838

	Issue of common stock previously subscribed for	150,000	15	(150,000)	(60,000)							59,985					-
	Issue of common stock for cash (net of share issue costs of $551)	400,000	40									84,409					84,449
	Issue of common stock for services provided and settlement																-
	of accounts payable and accrued liabilities	1,441,388	144									567,449					567,593
	Fair value of amendments to options and warrants																-
	previously issued for services and debt											178,957					178,957
	Employee stock option compensation expense (recovery)											(335,700)					(335,700)
	Fair value of warrants issued for commissions on convertible notes											397,336					397,336
	Financing proceeds allocated to warrants issued with convertible notes											512,100					512,100
	Financing proceeds allocated to beneficial																-
	conversion option on convertible notes											967,880					967,880
																	-
	Common stock subscriptions			100,000	19,000												19,000
	Loss for the period														(5,002,633)		(5,002,633)
	Foreign Currency Translation															(15,275)	(15,275)
	Balance, December 31, 2004	31,060,156	3,106	100,000	19,000	-	-	-	-	63,562	6	43,111,991	-	-	(40,239,767)	(173,791)	2,720,545

	Common stock issued to settle accrued liabilities returned to treasury	(400,000)	(40)									(71,960)					(72,000)
	Fair value of warrants issued to promissory note holders											22,590					22,590
	Issue of common stock for cash	2,500,000	250									249,750					250,000
	Issue of common stock for services provided and																-
	settlement of accounts payable and accrued liabilities	2,563,715	257									333,125					333,382
	Fair value of warrants issued for bonuses and forgiveness of salaries											1,295,025					1,295,025
	Gain on settlement of salaries and debt owed to related parties											1,485,333					1,485,333
	Gain on settlement of promissory notes payable to related parties											22,903					22,903
	Issue of common stock for settlement of debt and accrued interest	1,074,259	107									139,547					139,654
	Financing proceeds allocated to warrants issued with convertible notes											12,056					12,056
	Fair value of stock options issued to consultants											4,069					4,069
	Financing proceeds allocated to beneficial																-
	conversion option on convertible notes											105,000					105,000
	Common stock subscriptions, net of reversals			1,400,000	116,000												116,000
	Loss for the period														(5,992,253)		(5,992,253)
	Foreign Currency Translation															(9,836)	(9,836)
	Balance, December 31, 2005	36,798,130	3,680	1,500,000	135,000	-	-	-	-	63,562	6	46,709,429	-	-	(46,232,020)	(183,627)	432,468

01/17/06	Victor Voebel Jr.	1,500,000	150	(1,500,000)	(135,000)							134,850					-
01/23/06	Sterling investors - '05 accrued interest	705,126	71									57,804					57,875
02/10/06	Cashless warrants exercised @ .01 per share	6,320,636	632									(632)					-
02/13/06	Cashless warrants exercised @ .27 per share	2,792,435	279									(279)					-
03/22/06	Lutz Family Trust - debt converted @ .20 per share	3,500,000	350									699,650					700,000
03/22/06	Lutz Family Trust - interest converted @ .20 per share	1,719,320	172									343,692					343,864
04/03/06	Experigen Management - Consulting services (1,229,092)	-	-				123					454,641		(378,970)			75,794
04/03/06	Experigen Management - 3,072,732 Warrants	-	-									1,131,487	(942,906)				188,581
04/04/06	Mr. Bertolas - Consulting services	100,000	10									29,990					30,000
04/05/06	Employees - Cashless options exercised	1,591,586	159									(159)					-
04/13/06	Cashless warrants exercised - El Dorado	80,094	8									(8)					-
05/10/06	50,000 options issued - A. Dyakowski (Director)	-	-									10,916	(10,006)				910
05/25/06	Director's Fees - Antony Dyakowski, 2 year term (.19)	-	-				10					18,990		(18,208)			792
05/25/06	Director's Fees - Doug Lane, 2 year term (.19)	-	-				10					18,990		(18,208)			792
05/25/06	Director's Fees - Ian Woods, 2 year term (.19)	-	-				10					18,990		(18,208)			792
06/12/06	Richardson & Patel - Legal services	-	-				25					61,250					61,275
06/15/06	Sterling Financial - Debt conversion	8,723,452	872									1,834,744					1,835,617
06/15/06	Newbridge Securities note holders	2,500,000	250									649,750					650,000
06/15/06	Newbridge Securities consulting	849,375	85									220,753					220,838
06/15/06	Aurelius Consulting Group, Inc.	120,000	12									31,188					31,200
06/15/06	William Collins - Consulting services (200,000 shares)	-	-				20					51,980					52,000
06/15/06	Atzen - Consulting services (100,000 shares)	-	-				10					25,990					26,000
10/19/05	New Bridge - 300,000 shares total, 150,000						15					10,485					10,500
10/19/05	New Bridge - 300,000 shares total, 150,000						15					10,485					10,500
11/30/05	Dr. Labat - Consulting Agreement 1 Yr Term						10					9,990		(1,667)			8,333
03/01/06	Mr. Lome - Consulting Agreement 1 Yr Term						10					42,990		(21,500)			21,500
03/01/06	Mr. Baenziger - Consulting Agreement 1 Yr Term						10					42,990		(21,500)			21,500
03/30/06	Don Bahnuik - 03/30/06 Extension Agreement Shares						10					40,990					41,000
04/06/06	Dr. Todd - Consulting Agreement 1 Yr Term						10					31,990		(16,000)			16,000
06/09/06	BBDC - Stuart Brame						15					35,985					36,000
07/08/06	Victor Vobel - Prepaid interest 07/2006 note		-				20					39,980					40,000
07/08/06	Gus Allen - Prepaid interest 07/2006 note						10					19,990					20,000
07/25/06	Richardson & Patel	245,098	25				(25)					-					-
08/07/06	Mark Frazen - CFO Signing bonus						20					35,980					36,000
09/05/06	Mr. Petriella - Consulting Agreement 1 Yr Term						10					20,990		(19,250)			1,750
09/29/06	William Collins	200,000	20				(20)					-					-
09/29/06	Johnathan Atzen	100,000	10				(10)					-					-
09/30/06	Mark Frazen - CFO Additional services						5					7,995					8,000
09/30/06	Experigen - Current amortization prepaid shares													75,774			75,774
09/30/06	Experigen - Current amortization warrants												188,581				188,581
09/30/06	A. Dyakowski (Director) Option amortization												2,729				2,729
09/30/06	Directors fees amortization													7,125			7,125

10/11/06	Mark Frazen - Previously authorized & unissued	250,000	25				(25)										-
	Todd - Previously authorized & unissued	100,000	10				(10)										-
	Labat - Previously authorized & unissued	100,000	10				(10)										-
	Lome - Previously authorized & unissued	100,000	10				(10)										-
	Baenziger - Previously authorized & unissued	100,000	10				(10)										-
	Petriella - Previously authorized & unissued	100,000	10				(10)										-
	Bahuik - Previously authorized & unissued	100,000	10				(10)										-
	Brame - Previously authorized & unissued	150,000	15				(15)										-
	Vobel - Previously authorized & unissued	200,000	20				(20)										-
	Allen - Previously authorized & unissued	100,000	10				(10)										-
	New Bridge, etal - Previously authorized & unissued	150,000	15				(15)										-
	Vobel - $175,000 note conversion	1,750,000	175									174,825					175,000
	Vobel - Accrued interest conversion	201,379	20									20,117					20,137
12/08/06	Vobel - Shares issued per new loan agreement	450,000	45									62,955					63,000
	Richardson & Patel	416,666	42									49,958					50,000
	Doris Routhier - Taylor Mgt	100,000	10									15,990					16,000
12/31/06	Dr. Labat - Current amortization prepaid comp		-											1,667			1,667
	Mr. Lome - Current amortization prepaid comp		-											12,500			12,500
	Mr. Baenziger - Current amortization prepaid comp		-											12,500			12,500
	Dr. Todd - Current amortization prepaid comp		-											8,000			8,000
	Mr. Petriella - Current amortization prepaid comp		-											5,250			5,250
	Experigen - Current amortization prepaid shares		-											75,774			75,774
	Experigen - Current amortization warrants		-										188,581				188,581
	A. Dyakowski (Director) Option amortization		-										2,729				2,729
12/21/06	Stoecklein Law Group, 438,897 shares		-				44					43,846		(28,040)			15,850
12/21/06	Opus Pointe, 135,000 shares		-				14					13,487					13,500
12/31/06	Directors fees amortization		-											7,125			7,125
	Net Loss		-												(6,421,878)		(6,421,878)
	Foreign Currency Translation															(3,546)	(3,546)
BALANCE	12/31/2006, Restated	72,213,297	7,222	-	-	-	$ 225	-	$ -	63,562	$ 6	$ 53,236,023	$ (570,292)	$ (335,837)	$ (52,653,898)	$ (187,173)	$ (503,724)

01/05/07	Shares issued to Firebird Global - Finance Costs	1,250,000	125									87,375		(87,500)			-
01/25/07	Shares previously auth. & unissued - Experigen Mgmt.	1,066,713	107				(107)										-
01/25/07	Shares previously auth. & unissued - Stoecklein	438,897	44				(44)										-
01/25/07	Shares previously auth. & unissued - Opus Pointe	135,000	14				(14)										-
02/09/07	Shares auth. & unissued for services - N. Kamlah (100,000)		-				10					9,990					10,000
02/09/07	Memo - T. Dyakowski (72,151) shares auth. to relieve cash liab. For Q1 directors fees, cash liability remains on the books until the stock is issued in Q2																-
02/09/07	Memo - Dr. Woods (72,151) shares auth. to relieve cash liab. For Q1 directors fees, cash liability remains on the books until the stock is issued in Q2																-
02/09/07	Memo - Experigen Mgmt. (72,151) shares auth. to relieve cash liab. For Q1 directors fees, cash liability remains on the books until the stock is issued in Q2																-
02/09/07	Memo - T. Dyakowski (209,602) shares auth. to relieve cash liab. For 2006 directors fees, cash liability remains on the books until the stock is issued in Q2																-
02/09/07	Memo - Dr. Woods (209,602) shares auth. to relieve cash liab. For 2006 directors fees, cash liability remains on the books until the stock is issued in Q2																-
02/09/07	Memo - Experigen Mgmt. (209,602) shares auth. to relieve cash liab. For 2006 directors fees, cash liability remains on the books until the stock is issued in Q2																-
03/01/07	Shares auth. & unissued for debt settlement - D. Ruthier-Cote (41,667)						4					24,328					24,332
03/31/07	Experigen - Current amortization prepaid shares													75,774			75,774
03/31/07	Experigen - Current amortization warrants												188,581				188,581
03/31/07	A. Dyakowski (Director) Option amortization												2,729				2,729
03/31/07	Directors fees amortization													7,125			7,125
03/31/07	Consultant's - Current amortization prepaid shares (Lome, Baenziger, Todd, Petriella, & Stoecklein)													59,290			59,290
03/31/07	Firebird Global Finance Fees - amortization													43,750			43,750
4/4/2007	Issue (109,602 shares X 3) to BOD for Accrued 2006 Fees	328,806	33									46,920					46,953
4/4/2007	Issue (100,000 shares X 3) to BOD for Accrued 2006 Pre-paid share comp	300,000	30				(30)										-
4/4/2007	Issue (72151 shares X 3) to BOD for Accrued Q1 expenses	216,453	22									20,238					20,260
4/5/2007	Taylor Woods Consulting	41,667	4									3,746					3,750
4/5/2007	Fezzik Consulting	100,000	10									8,990					9,000
5/7/2007	Stoeklein Law	115,734	12									9,803					9,814
5/8/2007	Antony Dyakowski final issue	49,909	5									4,716					4,721
6/4/2007	Stock issued to Resland for extension of note and 12,000 accrued interest	200,000	20									19,780					19,800
6/30/2007	Directors fees amortization													7,125			7,125
	Firebird Global Finance Fees - amortization													43,750			43,750
	A. Dyakowski (Director) Option amortization												188,581				188,581
	Directors fees amortization												1,818				1,818
	Experigen - Current amortization prepaid shares													75,774			75,774
																	-
																	-
														5,250			5,250
	June 30 BOD meeting to authorize issues for notes payable and interest - Newbridge and Sterling						590					572,697					573,288
	5901142 shares accrued in June for Newbridge sterling and S/B 5834085 diff of 67057 shares due to share price	5,834,082	583				(590)					7					0
	Jeff Conrad Retainer $66,888							10	0			66,888					66,888
	Efund Consulting $668,884							100	0			668,884					668,884
	Directors fees amortization													7,125			7,125
	A. Dyakowski (Director) Option amortization												188,582				188,582
	Experigen - Current amortization prepaid shares													75,875			75,875
	Prepaid Share Based Compensation													3,600			3,600
	Efund Financing fee $40,000	500,000	50									39,950					40,000
	John Alexanian consulting $9,600	120,000	12									9,588					9,600
	Charles Merkel - Sterling Conversion $50,000	700,000	70									49,930					50,000
10/2/2007	Firebird conversion of 500k note at .02625	19,047,619	1,905									498,095					500,000
12/19/2007	Firebird pmt of interest $65,205.48 in stock at .02625	2,484,018	248									64,957					65,205
10/5/2007	Conversion of 300 shares of Preferred stock - Sheila Walthrop	300								(300)		-					-
																	-
	Lutz Note incentive 250,000 shares at .0328					250,000	8,200										8,200
	Vobel Incentive 200,000 shares at .0328					200,000	6,560										6,560
	Red Chip Settlement 400,000 shares at .0328					400,000	13,120										13,120
	Bahnuik Settlement 247,196 shares at .0328					247,196	8,108										8,108
												144,319					144,319
												109,200					109,200
														7,125			7,125
	Experigen Consulting agreement							50				344,440					344,440
	Net Loss														(6,744,920)		(6,744,920)
BALANCE	December 31, 2007	105,142,495	10,514	-	-	1,097,196	36,034	160	0	63,262	6	56,040,866	(0)	(11,774)	(59,398,818)	(187,173)	(3,510,346)

The accompanying notes are an integral part of these consolidated financial statements

F-11

Abviva, Inc.
FKA Genesis Bioventures, Inc.
(a Development Stage Company)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2007 and 2006
and For the Period September 19, 1994 (Inception) to December 31, 2007

	December 31,		September 20, 1994 (inception) to December 31,
	2007	2006	2007
		(Restated)	(Restated)
Cash flows from operating activities
Net (loss)	(6,744,920)	(6,421,877)	(59,398,818)
Adjustment to reconcile net (loss) to net
cash (used) by operating activities:
Depreciation and amortization	1,807,998	1,812,443	11,294,682
Reserve for bad debt on due from related party	418,957	-	418,957
In process research and development			750,000
Share-based compensation and Services	2,027,341	1,485,742	10,002,309
Benefical conversion feature			354,735
Share-based finance costs and interest payments	1,352,363	1,215,976	8,738,085
Equity in loss on investment Biomedical Diagnostics	-	-	3,357,253
Equity in loss on investment Biotherapies	-	-	5,437,610
Equity in loss on investment Prion Developmental Laboratories, Inc.	-	-	2,636,553
Stock appreciation rights plan	-	-	29,230
Accretion of convertible notes payable, related party	-	10,506	10,506
Deemed Discount on amortization of promissory Notes	-	52,500	5,239,040
Loss (gain) on debt settlement			(642,803)
Unrealized (gain) Loss related to adjustment of derivative to fair value of underlying securities	30,530	(30,530)	-
Decrease (increase) in assets:			-
Accounts receivable	-	5,254	975
Due from related party	(122,459)	(246,222)	(418,957)
Prepaid expenses	1,906	(1,906)	103,866
Other assets	36,000	-	36,000
Increase (decrease) in liabilities:			-
Accounts payable and Accrued Expenses	548,224	905,340	1,889,360
Net cash (used) by operating activities	(644,060)	(1,212,774)	(10,161,417)

Cash flows from investing activities
Purchase of property and equipment	-	(1,286)	(147,902)
Purchase of shares and bonds of Biotherapies, Inc.	-	-	(2,643,976)

Investment in Prion Development Laboratories	-	-	(2,636,553)
Acquisition of Biomedical Diagnostics, LLC, net of cash acquired	-	-	(2,696,756)
Cash acquired on consolidation	-	-	8,617
Investment in Biomedical Diagnostics	-	-	(3,000,000)
Investment in I.D. Certify, Inc	-	-	(800,160)
Increase in deferred financing costs	-	-	(379,008)
Purchase of short term investments	-	-	(441,511)
Redemption of short-term investments	-	-	441,511
Deposit on future acquisitions	-	-	(50,000)
Net cash (used) in investing activities	-	(1,286)	(12,345,738)

Cash flows from financing activities
Exercise of share purchase warrants	-	-	63,000
Exercise of stock options	-	-	385,803
Issuance of promissory notes - related party	636,067	1,300,000	10,444,000
Repayment of promissory notes	-	(102,000)	(853,681)
Common stock issued for cash	-	-	6,529,047
Common stock subscriptions	-	-	562,750
Preferred stock issued for cash	-	-	5,565,911
Net cash provided by financing activities	636,067	1,198,000	22,696,830
Effect of exchange rate changes on cash and cash equivalents	-	(3,546)	(187,173)
Net (decrease) increase in cash	(7,993)	(19,606)	2,502
Cash - beginning of period	10,495	30,101	-
Cash - end of period	2,502	10,495	2,502

Supplemental disclosures:
Interest paid	$ -	$ -	$ 121,553.00
Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements

Abviva, Inc.

FKA Genesis Bioventures

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

In addition to Biomedical Diagnostics, the Company currently has a 38% equity interest in Prion Developmental Laboratories, Inc. (“PDL”), a private Delaware company specializing in development of rapid and inexpensive tests to detect Mad Cow disease and Chronic Wasting Disease. The Company originally became involved in PDL pursuant to an Investment Agreement dated September 8, 2000. ABVIVA invested a total of $2.0 million in PDL which provided the Company with a 25% equity ownership. On August 22, 2001, ABVIVA exercised a right of first refusal to invest additional funds in PDL, by exercising a warrant to purchase an additional one million shares of PDL common stock for $400,000. This increased Abviva’s equity interest in PDL to 33%. On March 30, 2006 the Company invested additional funds pursuant to an agreement to acquire all the remaining shares owned by PDL’s parent company and now have approximately a 38% interest.

Basis of Presentation:

The condensed financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.

As of December 31, 2007, the Company is considered to be in the development stage as substantially all efforts are being directed towards the research and related development of medical diagnostics and the Company has not generated revenues from these principal business activities.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Biomedical Diagnostics, LLC (“Diagnostics”). The statement of operations includes the accounts of Diagnostics from November 30, 2001 (date of acquisition of control) to December 31, 2007. All significant inter-company accounts and transactions have been eliminated.

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

The Company accounts for its investments in which it does not have significant influence by the cost method. Under the cost method, the cost is adjusted for dividends received in excess of the Company’s pro rata share of post acquisition income, or when an “other than temporary” decline in value occurs.  As of December 31, 2007 there are no assets recorded.

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

Foreign currency:

The functional currency of the Company and its wholly-owned subsidiary is the United States dollar. Transactions in foreign currencies are translated into United States dollars at the rates in effect on the transaction date. Exchange gains or losses arising on translation or settlement of foreign currency denominated monetary items are included in the statement of operations.  For the years ended December 31, 2007 and 2006 the amounts recorded were $0 and ($3,546) respectively.

 Cash and cash equivalents:

The Company considers all short-term investments, including investments in certificates of deposit, with a maturity date at purchase of three months or less to be cash equivalents.

Prepaid expenses:

Prepaid expenses include prepaid insurance and deposits relating to future royalties.

As of December 31, 2007, there are no assets recorded.

Property and equipment:

Property and equipment are recorded at cost and are depreciated using the straight-line method over their estimated useful lives as follows:

Furniture and fixtures	5 years

Machinery and equipment	5 years

Office equipment	4 years

Computer hardware and software	2 - 3 years

Website development costs	2 years

Leasehold improvements	Lease term

As of December 31, 2007, there are no assets recorded.

The cost of maintenance and repairs are expensed as incurred.

Medical technologies and licenses:

The Company amortizes the cost of acquired medical technology licenses over the lesser of the license term or the estimated period of benefit. The medical technology licenses acquired through the Biomedical Diagnostics, LLC acquisition (Note 3) are being amortized over seven years.

Biotherapies, Inc. obtained an exclusive, world-wide license agreement with The Regents of The University of Michigan on March 29, 2006 relating to the human mammary cell growth inhibitor protein, Mammastatin, and the 3C6 and 7G6 monoclonal antibodies directed against Mammastatin for use in developing and commercializing a breast cancer diagnostic test to detect and measure the quantity of Mammastatin in peripheral blood samples.

Biotherapies and Biolabs (predecessor company to Abviva, Inc.) entered into a joint venture operating agreement on November 4, 1998, amended and restated on August 6, 1999, that establish Biomedical Diagnostics, LLC. as a company to develop and commercialize the Mammastatin Serum Assay.   On November 30, 2001 Abviva entered into an agreement to acquire Biotherapies’ 50% interest in Biomedical Diagnostics.  Pursuant to that agreement Abviva also obtained a Mammastatin Sublicense Agreement from Biotherapies on November 30, 2001.

The Mammastatin Sublicense Agreement provided Genesis with the following assets defined in the agreement under the following headings:

•

Licensed Technology: the Michigan Technology; Mammastatin Serum Assay; Know How; and the Patents included in the Michigan License to Biotherapies;

•

The Mammastatin Serum Assay refers to the breast cancer diagnostic test;

•

The Michigan License refers to the license between the University of Michigan and Biotherapies, sublicensed to Abviva, which includes the 3C6 and 7G6 monoclonal antibodies directed against the Mammastatin protein;

•

Licensed Technology refers to the “dot blot diagnostic assay “ for the detection and quantification of mammastatin in peripheral blood samples.

Subsequent to Abviva acquiring the remaining 50% interest in Biomedical Diagnostics and entering into the associated sublicense agreement with Biotherapies, Biotherapies license to the mammastatin technology from the University of Michigan was terminated by the University of Michigan.  At the time of the acquisition Genesis had capitalized the acquisition value as Medical Technology Licenses, which included both the tangible and intangible assets discussed above.

On May 15, 2003 Abviva entered into a license agreement with the University of Michigan for the diagnostic rights to the mammastatin technology which  gave Abviva the rights to make, use and sell Licensed Products from the Licensed Technology.  Abviva (f/k/a Genesis Bioventures) retains this exclusive, world wide license today.

Biomedical Diagnostics retained the original materials transferred to it in the initial joint venture, which included, among other tangible assets, the Mammastatin Serum Assay diagnostic test technology platform and the 3C6 and 7G6 monoclonal antibodies.  These three materials are the foundational basis of the Mammastatin Serum Assay and represent the foundational basis of Biomedical Diagnostics and of Abviva’s breast cancer diagnostic business.    Accordingly, the value attributable to Medical Technology Licenses in Note: 7 of Abviva’s financial statements fairly represents the value of the asset.

That not withstanding, Management understands that if it became necessary to replicate the monoclonal antibodies used in the Mammastatin Serum Assay that produced the same or better sensitivity, specificity and accuracy of the existing monoclonal antibodies, the Company would expect to incur monoclonal development expenses significantly greater than the value listed for the asset in the financial statements.

Upon this review Management believes the value listed in Note 7 for Medical Technology and Licenses in its financial statements is a fair assessment of the value of the asset.

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

Stock-based compensation:

In December 2004, the FASB issued SFAS No. 123 (revised 2004) Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company adopted SFAS No. 123 (R) during the fourth quarter of 2005. Stock authorized for services and compensation totaled $253,519 and $705,540 years ended December 31, 2007 and 2006, respectively.

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

The Company’s future operations are dependent upon the Company’s ability to remain compliant with its medical technology license agreement with the University of Michigan, obtain third party financing in the form of debt and equity, and ultimately to generate future profitable operations or income from its investments. Furthermore, the Company’s equity investments may require additional funding from the Company to continue research and development and other operating activities. As of December 31, 2007, the Company is considered to be in the development stage as the Company has not commenced planned operations, or begun to generate revenues. The Company’s ability to continue as a going concern is in doubt because it has not generated revenues, and has experienced negative cash flow from operations and is not in compliance with the repayment terms of certain promissory note obligations. The Company had a working capital deficiency of $5,172,005 at December 31, 2007. The Company does not have sufficient working capital to sustain operations until the end of the year and is in immediate need of cash financing. The Company is currently looking to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms. If the Company is unable to obtain required financing, it may have to reduce or cease operations or liquidate certain assets.

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

i.

if the $1,500,000 had not been paid by September 1, 2002, then the Company was to transfer 164,864 common shares of Biotherapies capital stock to Biotherapies as of September 1, 2002; and

ii.

if the $1,500,000 had not been paid by October 1, 2002, then the Company would transfer an additional 329,727 common shares of Biotherapies capital stock to Biotherapies as of October 1, 2002; and

iii.

if the $1,500,000 had not been paid by November 1, 2002, then the Company would transfer an additional 329,728 common shares of Biotherapies capital stock to Biotherapies as of November 1, 2002; and

iv.

if the additional funds had not been paid by December 1, 2002, then the Company would transfer an additional 601,094 common shares of Biotherapies capital stock to Biotherapies as of December 1, 2002 and any further obligations of the Company to pay Biotherapies the $1,500,000 shall be deemed satisfied as of December 1, 2002.

As of December 31, 2007, the Company had not paid the $1,500,000 and had transferred the shares referred to in (i), (ii), (iii) and (iv) above to Biotherapies (Note 6(b)), resulting in a gain on settlement of debt.

All other terms and conditions of the Purchase Agreement remain in full force and effect.

 Concurrently with the execution of the Purchase Agreement, the Company and Biotherapies entered into numerous other agreements, including a certain Mammastatin Sublicense Agreement (“MSA”) and a certain P&O Technology License Agreement. Pursuant to the Sublicense Agreement, Biotherapies granted to the Company rights to make, use and sell certain proteins and antibodies, and tests to develop or sell additional antibodies and/or diagnostic assays for the diagnosis of breast, prostate and/or ovarian cancers. Under the agreement, the Company is required to pay Biotherapies a royalty of between ten percent (10%) and twenty percent (20%) of net sales generated, depending on the level of net sales in a given year. Through December 31, 2001, the Company had pre-paid royalty payments pursuant to the Mammastatin Sublicense Agreement totaling $100,000 which were written down to $-0- in 2002 as a result of the termination of the license described below.

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

On May 14, 2003, the Company signed a license agreement with the University of Michigan for the exclusive rights to the Mammastatin technology. The terms of the agreement were amended to require the licensee to issue fees of $150,000 due on or before February 29, 2004. The full amount of license issue fees was paid in March 2004. Other requirements include royalty fees of 3% - 5% of net sale revenues generated and 20% of revenue not based on net sales, annual license maintenance fees of $25,000 to $100,000, and milestone payments on meeting certain significant development targets. Failure of the Company to meet any payment, including any extension provided within the agreement, allows the University to terminate the agreement. If the agreement is ultimately terminated and the Company’s access to the Mammastatin technology is not re-established, the Company will likely be required to recognize an impairment in the value of its medical technology licenses which totals $1,657,332 at December 31, 2007.

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

The Company leases facilities in California and Michigan under month to month operating lease agreements. Rent expense was $42,490 and $51,121 for the years ended December 31, 2007 and 2006, respectively.

Note 5 – Property and Equipment

The company has adopted a policy whereby it expenses all capital expenditures under $5,000 and as of December 31, 2007, has no capitalized property, plant or equipment,

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

Medical technology licenses	$ 4,334,563
Other current assets	8,617
Other assets	66,629
Stock appreciation rights plan liabilities assumed	(301,418)
Other current liabilities assumed	(104,784)
$ 4,003,607

(b)	Investment in Biotherapies, Inc.

	December 31,
	2007	2006

Investment in Biotherapies, Inc.	$ 5,437,611	$ 5,437,611
Equity in losses and write-down	(5,437,611)	(5,437,611)
	$ -	$ -

	Ownership percentage	2007	2006

Biotherapies, Inc. (b)	(2007 and 2006 – 8.96%)	$ -	$ 0

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

(c)	Investment in Prion Developmental Laboratories, Inc.

	December 31,
	2007	2006

Investment in Prion Developmental Laboratories, Inc.	$ 2,636,533	$ 2,636,553
Equity in losses and write-down	(2,636,553)	(2,636,553)
	$ -	$ -

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

The Company accounts for its investment in PDL by the equity method from September 8, 2000, the date of initial investment acquisition. At December 31, 2007 carrying value of the investment was $-0-.

Through December 31, 2007 the Company had advanced PDL $362,084 and accrued interest of $56,872 at a rate of 10% per annum.   The company has accrued a reserve for potential un-collectability in the amount of $418,957.

Note 7 – Medical Technology and Licenses

	December 31,
	2007	2006

Medical technologies and licenses	$ 12,655,926	$ 12,655,926
Accumulated amortization	(10,998,594)	(9,190,606)
	$ 1,657,332	$ 3,465,320

Pursuant to the acquisition of Biomedical Diagnostics, LLC, the Company acquired a license to utilize certain diagnostic technology for use in detecting various diseases including breast, ovarian and prostate cancers. Aggregate amortization expense for the years ended December 31, 2007 and 2006 is $1,807,988 and $1,807,988, respectively. Estimated annual amortization expense through 2008 is $1,807,988 per year.

The Company’s interest in the medical technology license with the University of Michigan was indirectly held through Biotherapies, Inc. as of December 31, 2002. Subsequent to December 31, 2002, the University of Michigan directly granted license rights to the Company and the indirect license arrangement with Biotherapies, Inc. was terminated.

The Company amortizes the cost of acquired medical technology licenses over the lesser of the license term or the estimated period of benefit. The medical technology licenses acquired through the Biomedical Diagnostics, LLC acquisition (Note 3) are being amortized over seven years.

Biotherapies, Inc. obtained an exclusive, world-wide license agreement with The Regents of The University of Michigan on March 29, 2006 relating to the human mammary cell growth inhibitor protein, Mammastatin, and the 3C6 and 7G6 monoclonal antibodies directed against Mammastatin for use in developing and commercializing a breast cancer diagnostic test to detect and measure the quantity of Mammastatin in peripheral blood samples.

Biotherapies and Biolabs (predecessor company to Abviva, Inc.) entered into a joint venture operating agreement on November 4, 1998, amended and restated on August 6, 1999, that establish Biomedical Diagnostics, LLC. as a company to develop and commercialize the Mammastatin Serum Assay.   On November 30, 2001 Abviva entered into an agreement to acquire Biotherapies’ 50% interest in Biomedical Diagnostics.  Pursuant to that agreement Abviva also obtained a Mammastatin Sublicense Agreement from Biotherapies on November 30, 2001.

The Mammastatin Sublicense Agreement provided Genesis with the following assets defined in the agreement under the following headings:

•

Licensed Technology: the Michigan Technology; Mammastatin Serum Assay; Know How; and the Patents included in the Michigan License to Biotherapies;

•

The Mammastatin Serum Assay refers to the breast cancer diagnostic test;

•

The Michigan License refers to the license between the University of Michigan and Biotherapies, sublicensed to Abviva, which includes the 3C6 and 7G6 monoclonal antibodies directed against the Mammastatin protein;

•

Licensed Technology refers to the “dot blot diagnostic assay” for the detection and quantification of mammastatin in peripheral blood samples.

Subsequent to Abviva acquiring the remaining 50% interest in Biomedical Diagnostics and entering into the associated sublicense agreement with Biotherapies, Biotherapies license to the mammastatin technology from the University of Michigan was terminated by the University of Michigan.  At the time of the acquisition Genesis had capitalized the acquisition value as Medical Technology Licenses, which included both the tangible and intangible assets discussed above.

On May 15, 2003 Abviva entered into a license agreement with the University of Michigan for the diagnostic rights to the mammastatin technology which gave Abviva the rights to make, use and sell Licensed Products from the Licensed Technology.  Abviva (f/k/a Genesis Bioventures) retains this exclusive, world wide license today.

Biomedical Diagnostics retained the original materials transferred to it in the initial joint venture, which included, among other tangible assets, the Mammastatin Serum Assay diagnostic test technology platform and the 3C6 and 7G6 monoclonal antibodies.  These three materials are the foundational basis of the Mammastatin Serum Assay and represent the foundational basis of Biomedical Diagnostics and of Abviva’s breast cancer diagnostic business.    Accordingly, the value attributable to Medical Technology Licenses in Note: 7 of Abviva’s financial statements fairly represents the value of the asset.

That not withstanding, Management understands that if it became necessary to replicate the monoclonal antibodies used in the Mammastatin Serum Assay that produced the same or better sensitivity, specificity and accuracy of the existing monoclonal antibodies, the Company would expect to incur monoclonal development expenses significantly greater than the value listed for the asset in the financial statements.

Upon this review Management believes the value listed in Note 7 for Medical Technology and Licenses in its financial statements is a fair assessment of the value of the asset.

Note 8 – Promissory Notes Payable

On July 3 and October 3, 2001, the Company borrowed $500,000 and $100,000, respectively, from a private investor and major shareholder. Interest accrues on the loan at a rate of 10% per annum, compounded semi-annually and is secured by a promissory note. On October 30, 2001, a further $100,000 was advanced to the Company. The promissory note bears interest at 1% per month. As consideration for the loans, the Company issued 33,776 common share purchase warrants with an exercise price of $3.00 expiring October 1, 2003 and a warrant to acquire up to 250,000 common shares of the Company at $3.00 per share expiring May 30, 2003. The notes are due and payable on the earlier of ninety (90) days from the date funds are advanced or ten (10) days after the completion of a financing of not less than $5,000,000. The fair value of the warrants of $467,158 has been recorded as a discount to the promissory notes and has been amortized over the estimated period to maturity of the loans. As of December 31, 2007 and 2006, the remaining principal balance was $0.

On March 22, 2006 the note holder elected to convert $700,000 in principal and $343,864 in interest to 5,219,320 shares of the Company’s $.0001 par value common stock at $.20 per share. At December 31, 2006 the obligation has been fulfilled.

On March 31, 2006, the Company established promissory notes in the amount of $165,000 from three former officers of the company for unpaid compensation previously recorded as accrued expenses. Interest accrues on the loan at a rate of 6% per annum and matured on June 30, 2006. The company made principal payments totaling $27,000. The remaining loan balance at December 31, 2006 is $138,000. The notes are currently in default and accruing interest at a default rate of 10% per annum with accrued interest of $19,538 as of December 31, 2007.

On March 31, 2006, the Company entered into “Termination and Convertible Promissory” notes with three former officers and one former employee of the Company (“Convertible notes payable, related party”), whereby the Company has agreed to provide severance in the total amount of $24,000 per month for a period of 12 months. The severance shall accrue monthly in the form of a note bearing interest at a rate of 6% per annum and maturing on April 1, 2007. Each note is convertible in shares of the Company’s common stock based on the current quoted market rate at the time of conversion. At December 31, 2006 the Company had an accrued balance of $112,300, and a related derivative liability in the amount of $155,676.   As of December 31, 2007 the warrants had expired and the company reported an unrealized loss related to the adjustment of the derivative liability in the amount of $(30,530).  As of December 31, 2007 the outstanding balance was $288,000 with accrued interest of $41,700.

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

The Company has accrued advances for operating expenses from a former officer of its wholly-owned subsidiary totaling $33,239 as of December 31, 2007. The advances are non-interest bearing and due on demand.

During August through March  2005, the Company raised $151,647 through the issuance of promissory notes to third parties. The notes bear interest from 5% per month to 10% per annum, are unsecured and mature ninety (90) to one hundred fifty (150) days after funds are advanced. Warrants to acquire 35,000 common shares were issued as consideration for the loans. The fair value of the warrants of $31,580 has been recorded as a discount to the promissory notes and is being amortized over the term of the notes to interest expense. During the year ended December 31, 2003, the Company issued 25,900 share purchase warrants exercisable at $0.75 per share to extend maturity date to August 31, 2005. The fair value of the warrants of $10,164 has been recorded as interest expense. As of December 31, 2007, the remaining loan balance is $151,647, and accrued interest of $115,402.  On June 4th  2007 the  company issued 200,00 shares of its common stock at $.20 in consideration  for the extension of the note payable.

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

1)

convertible notes carrying interest at the rate of 10% per annum due in thirteen months from issuance, and

2)

Five-year warrants purchasing additional common shares of the Company’s stock. Each note is accompanied by warrants to purchase an additional five hundred shares for each $1,000 of face amount of notes purchased. The convertible notes are repayable at the earlier of:

a.

Within ten business days following the closing of the merger-related Take-Out Financing, or

b.

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

On June 15, 2006, the note holders elected to convert $1,397,500 in principal and $88,742 in interest to 7,325,950 shares of the Company’s $.0001 par value common stock. The principal balance was converted at $0.20 per share and interest at $0.26 per share. Additionally, the Company issued 1,397,500 shares of its common stock valued at $0.25 per share to all note holders who elected to convert. During 2006 the Company recorded financing expense totaling $349,375.  In July of 2007 the company issued 2,393,940 of its common shares for accrued interest of $99,542.  In August of 2007 the company issued 700,000 shares of its common stock for reduction of $50,000 of principal.  The remaining principal balance at December 31, 2007 is $867,500 and accrued interest of  $45,012.

During 2005, the Company raised a further $358,000 through the issuance of promissory notes. The notes bear interest from 10% to 18% per annum, are unsecured and mature ninety (90) to two hundred seventy (270) days after funds are advanced. Warrants to acquire 187,500 common shares were issued as consideration for certain of these loans. The warrants are exercisable at $0.20 per common share. The fair value of the warrants of $12,056 has been recorded as a discount to the promissory notes and has been fully amortized to interest expense for the period to December 31, 2006. The carrying value of promissory notes of $70,000 at the time of issuance was determined by discounting the future stream of interest and principal payments at the prevailing market rate for a similar liability that does not have an associated equity component. The balance of $105,000 was allocated to the conversion option included in shareholders’ equity. The discount on the face value of the convertible note is being accrued over the term of the debt. On March 15, 2006, the Company repaid $75,000 of principal, and interest totaling $5,600. And, on October 11, 2006, the $175,000 of principal, and $20,137 of interest was converted by the note holder into 1,951,379 shares of common stock. As of December 31, 2007, the remaining principal balance was $100,000.

During 2006, the Company entered into an agreement to issue Bridge Notes in the principal amount of $1,000,000 bearing interest at 12% per annum payable 90 days after the issuance date. The Company has raised a total of $1,000,000. Pursuant to the note agreement, each investor in the Notes shall receive the number of shares of common stock of the Company equal to 2½ times the principal amount of the Note purchased. On June 15, 2006, the Company issued 2,500,000 shares of its par value common stock to the Bridge note holders. The Company recorded financing expenses totaling $650,000, the fair value of the underlying shares. As of December 31, 2006, the notes are in default and accruing a default rate of interest in the amount of 18% per annum. On January 8, 2007 $25,000 in principal was repaid.  In July of 2007 the company issued 3,440,145 of its common shares for accrued interest of $218,257.  In August of 2007 the company issued 700,000 shares of its common stock for reduction of $50,000 of principal.  The remaining principal balance at December 31, 2007 is $867,500 and accrued interest of $45,012..

 On July 8, 2006, the Company entered into two unsecured promissory notes totaling $150,000, bearing interest at a rate of 10% per annum with the entire principal balance due upon completion of financing. Per the agreement, the Company issued a total of 300,000 shares of the Company’s par value common stock as a financing fee in the amount of $60,000 in 2006.  As of December 31, 2007 the outstanding balance was $150,000.

On October 17, 2006, the Company entered into an unsecured promissory note totaling $150,000, bearing interest at a rate of 10% per annum with the entire principal balance due upon completion of financing. Per the agreement, the Company issued a total of 450,000 shares of the Company’s par value common stock as a financing fee in the amount of $63,000 in 2006. December 31, 2006.  As of December 31, 2007 the outstanding balance was $150,000.

January 5, 2007, the Company entered into an unsecured convertible promissory note totaling $500,000, bearing interest at a rate of 18% per annum with the entire principal balance due on July 5, 2007.  The note is convertible into 2,500,000 shares at a conversion price of $0.20 per share.  Per the agreement, the

Company agreed to issue a total of 1,250,000 shares of the Company’s par value common stock as a financing fee in the amount of $87,500.  The financing fee is being amortized over the life of the loan, and as of December  31, 2007 finance fee of $87,500 has expensed.  On October 2, 2007 the company issued 19,047,619 shares of its common stock as payment in full and 2,484,018 shares of its common stock as payment for accrued interest of $65,205.   As of December 31, 2007 the balance of this note was $0.

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

As of December 31, 2007 the note had a balance due of $250,000 and accrued interest of $20,432.

Subsequently the note was converted into 9,523,810, and the accrued interest and penalties were converted into 942,466.  As a result the company recorded the actual share based expense of $144,319 in 2007.

On November 15, 2007, the Company entered into an unsecured convertible debenture agreement totaling $250,000, bearing interest at a rate of 12% per annum, compounded daily, with the entire principal balance due on May 15, 2008.  The note is convertible into the Company’s common stock at a conversion price of five cents ($.05) per share.  Per the agreement, the Company issued 10 shares of the Company’s Series C Convertible Preferred stock as a financing fee.  eFund has advanced funds under the agreement as follows: (a) $10,000 on August 10, 2007, (b) $15,000 on August 23, 2007 (c)$6,000 on September 6, 2007 (d) $94,000 on September 7, 2007 (e) $50,000 on November 6, 2007.  The holder will continue to advance funds under the agreement until such time as the holder has advanced a total of $250,000.  Interest will only accrue on the advanced amounts on the date of advancement.  As of December 31, 2007 the note had a balance due of $195,000 and accrued interest of $6,035.  Using the Black-Scholes calculation the company recorded an estimate of share based compensation of $109,200.

On November 2, 2007, the Company entered into an unsecured promissory notes totaling $40,000, bearing interest at a rate of 18% per annum with the entire principal balance due upon completion of financing. Per the agreement, the Company issued a total of 200,000 shares of the Company’s par value common stock as a financing fee in the amount of $6,560. The note is due and payable on February 2, 2008.  As of December 31, 2007 the note had an outstanding balance of $40,000 and accrued interest of $1,164.

On December 4, 2007, the Company entered into an unsecured promissory notes totaling $50,000, bearing interest at a rate of 18% per annum with the entire principal balance due upon completion of financing. Per the agreement, the Company issued a total of 250,000 shares of the Company’s par value common stock as a financing fee in the amount of $8,200.  The note is due and payable on March 4, 2008.  As of December 31, 2007 the note had an outstanding balance of $50,000 and accrued interest of $666.

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

On April 3, 2006, the Company authorized the issuance of 1,229,092 shares of its $0.0001 par value common stock. The fair value of the shares issues was $454,764, and is being amortized over the term of the agreement. As of December 31, 2006, the shares remained un-issued, and subsequently issued in 2007. During the year ended December 31, 2006, the Company amortized $227,342 of the prepaid compensation and recorded it as consulting expense. The balance of $227,422 was expensed during the year ended December 31, 2007.

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

On May 25, 2006, the Company authorized the issuance of 100,000 shares of its $0.0001 par value common stock to each of three directors. The fair value of the 300,000 shares issued was $57,000, and is being amortized over the two year term of their services. As of December 31, 2006, the shares remained un-issued. During the years ended December 31, 2007 and 2006, the Company amortized $28,600 and 16,626 respectively, of the prepaid compensation and recorded it as directors’ fees expense. The unamortized balance of $11,774 was outstanding at December 31, 2007 and will be amortized over the remaining 4 months of the agreement.

On June 9, 2006, the Company authorized the issuance of 150,000 shares of its $0.0001 par value common stock pursuant it’s “Bio Design Rights Transfer Agreement” with Bio Business Development Company, (“BBDC”). The Company recorded an intangible asset in the amount of $36,000, the fair value of the underlying shares. The shares were subsequently issued on October 11, 2006.  The company took an impairment loss of $36,000 in 2007 against this asset.

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

On October 19, 2006, the Company authorized the issuance of 300,000 shares of its $0.0001 par value common stock in exchange for consulting services received in connection with its financing activities. The Company record consulting expense in the amount of $21,000, the fair value of the underlying shares. The 150,000 shares were subsequently issued on October 11, 2006 and another 150,000 shares were subsequently issued in 2007.

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

On December 21, 2006, the Company authorized the issuance of 438,897 shares of its $0.0001 par value common stock in exchange for various legal services. The Company recorded legal and professional fees expense in the amount of $15,850, the fair value of the underlying shares related to the services performed in 2006, and a prepaid expense in the amount of $28,040 for the fair value of the retainer related to services yet to be performed as of December 31, 2006. These shares were subsequently issued on January 25, 2007.

On December 21, 2006, the Company authorized the issuance of 135,000 shares of its $0.0001 par value common stock in exchange for bookkeeping services. The Company recorded legal and professional fees expense in the amount of $13,500, the fair value of the underlying shares related to the services.   These shares were subsequently issued on January 25, 2007.

There have been a total of 1,952,989 shares authorized for services, as included in the preceding disclosures that remained un-issued as of December 31, 2006, which were all subsequently issued in 2007.

On January 5, 2007, the Company issued a total of 1,250,000 shares of the Company’s par value common stock as a financing fee in the amount of $87,500. The financing fee is being amortized over the life of the loan, and as of December 31, 2007 finance expense of $87,500 has been recorded. See Note 8.

On January 25, 2007, the Company issued 1,066,713 shares of restricted common stock to Experigen Management Company pursuant to the non-employee agreement signed on April 3, 2006. The fair value of the shares was recorded in 2006 when the shares were authorized.

On January 25, 2007, the Company issued 438,897 shares of restricted common stock to two consulting firms for professional and legal services of $43,846. The fair value of the shares was recorded in 2006 when the shares were authorized.

On January 25, 2007 the Company issued 135,000 shares to Opus Pointe which were previously authorized and un-issued for $13,500 in accounting services.

On January 25, 2007, the Company issued 100,000 shares of restricted common stock to pursuant to a retainer agreement for legal services of $30,000. The fair value of the shares was recorded in 2006 when the shares were authorized.

On February 9, 2007, the Company authorized the issuance of 100,000 shares of common stock pursuant to a consulting agreement. The Company recorded consulting expense in the amount of $10,000, the fair value of the underlying shares.

  During the year ended December 31, 2007 the Company amortized $411,563 of management and consulting fees for prepaid share-based compensation.

During the year ended December 31, 2007, the Company amortized $570,292 of warrants and options issued in 2006.

During the year ended December 31, 2007, the Company amortized $87,500 of finance costs related to a debt financing agreement.

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

On May 7, 2007 the Company issued 115,734 shares of common stock to Stoeklein Law Group for legal services in the amount of $9,814 they provided the Company.

On May 8, 2007 Antony Dyakowski, a former director of the Company was issued 49, 909 shares of common stock as board compensation in the amount of $4,721 for the 2nd quarter of 2007 prior to departure from the board of directors.

On June 4, 2007, the Company entered into an agreement with a debt holder to extend the maturity date of their $100,000 note payable until June, 2007 in exchange for 200,000 shares of the Company’s common stock and repayment of $12,000 in accrued interest.

On August 2, 2007 the Company authorized the conversion of a note with one of its note holders pursuant to the Note Agreement.  Pursuant to the agreement the note holder received 700,431 shares of common stock in exchange for the conversion of the note in the amount of $50,000 plus accrued interest

On June 29, 2007, the board of directors approved a special one time financing fee and issuance of the interest payments due under the terms of the notes from financings completed in the fiscal years 2004 and 2006.  On August 15, 2007 the Company subsequently issued a total of 5,834,085 shares of common stock to said note holders pursuant to the special financing fee and the interest payments in the amount of $572,288.

On August 8, 2007 the Company issued 500,000 shares of eFund Capital Management, LLC as financing fee of $40,000 who is a related party.

On August 8, 2007 the Company issued 120,000 shares of common stock to John Alexanian for consulting services valued at $9,600.

On October 2, 2007 the company issued 19,047,619 shares common stock as principal note payment of $500,000.

On October 5, 2007, 300 shares of preferred stock were converted into 300 shares of common stock.

On October 30, 2007, the company issued 400,000 shares to Redchip Capital pursuant to a consulting agreement for investor relations services.

On November 2, 2007 the Company entered into a Promissory Note with Victor Voebel, a member of our board of directors, in the amount of $40,000.00.  The unpaid principal amount of this Note shall accrue interest until paid at the annual rate of 18%.  All outstanding principal and interest under this Note shall be due and payable 90 days from the date of the closing on February 1, 2008.  Concurrently with the execution of the note the Company issued the holder 200,000 shares of common stock as an incentive for entering into the Note.  The monies received will be issued for general operating expenses.

On December 4, 2007 the Company entered into a Promissory Note with Robert Lutz, a member of our board of directors, in the amount of $50,000.00.  The unpaid principal amount of this Note shall accrue interest until paid at the annual rate of 18%.  All outstanding principal and interest under this Note shall be due and payable 90 days from the date of the closing on March 4, 2008.  Concurrently with the execution of the note the Company issued the holder 250,000 shares of common stock as an incentive for entering into the Note.

On December 18, 2007 the company issues 247,196 shares of common stock to Cynthia Banhuik as payment of interest on a $75,000 loan to the Company by Ms. Bahnuik approved by the former management and board of directors in 2004.

On December 19, 2007 the company issued 2,484,018 shares common stock for accrued interest of  $64,205.

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

On June 11, 2007, the board of directors approved and authorized 400 shares of no par, convertible preferred series C stock. . Each share of Series C Stock shall be converted into a number of shares of Common Stock that equals one-tenth of a percent (0.1%) of the Company’s outstanding common stock immediately following the Conversion.  The Series C Stock shall have voting rights and voting will be on an as converted basis, with class votes for the election of directors, any transaction in which control of the Company is transferred in which the per share price consideration received by Purchaser is less than $50,000,000, the sale of the Company of all or substantially all of its assets, liquidation or winding up of the Company and any amendment to the Company’s by-laws or articles of incorporation in a manner adverse to Series C Stock.  In the event of any voluntary or involuntary liquidation, distribution of assets (other than the payment of dividends), dissolution or winding-up of the Company, Series C Stock shall have preferential rights to the Company’s common stock (the “Common Stock”) whereby Series C Stock shall get $12,500 per share prior to any distribution to common shareholders.  Once Series C Stock has received its $12,500 then Series C Stock shall participate, on a pro rata basis, based on the number of shares of the Company’s common stock (the “Common Stock”) into which the Series C Stock are convertible at the time of the liquidation, distribution of assets, dissolution or winding-up.

On June 11, 2007 the Company entered into a Consulting Agreement with eFund Capital Management, LLC whereby the Company issued 100 shares of its Series C Convertible Preferred Stock on August 8, 2007.  Each share of Series C converts into .01 percent of the outstanding common Stock on the date of conversion.  eFund has the right to convert the stock at anytime at its discretion.  As a result the company expensed $668,884 for consulting services in 2007.

On August 8, 2007 the Company issued 10 shares of Series C Preferred Stock to Jeffrey Conrad pursuant to a legal retainer agreement. Each share of Series C converts into .01 percent of the outstanding common Stock on the date of conversion.  Mr. Conrad has the right to convert the stock at anytime at his discretion.

As a result the company expensed $66,888 for legal services in 2007.

Effective October 3, 2007 the Company signed a non-employee CEO engagement agreement with Experigen Management Company, whereby Douglas C. Lane agreed to perform the duties and responsibilities of Chief Executive Officer of the company for a period of 24 months. For the services rendered by Mr. Lane under this Agreement, the Company shall pay to Management Company $22,900 (USD Twenty-Two Thousand Nine Hundred Dollars) per month to be disbursed no less frequent than once per month, on the beginning of each month of Non-employee Interim CEO service. In addition, Company shall grant Management Company in Company Convertible Preferred C Stock equal to 10% of Company common stock on as converted fully diluted basis, as follows:  (1)Fifty (50) shares of Series C Convertible Preferred Stock on execution of this agreement, however, if this Agreement is terminated for any reason other than termination without cause by the Company, change in control of the Company or death during the first twelve (12) months the Management Company shall return to the Company the shares of Series C Convertible Preferred Stock on a pro rata basis for every month not completed by the Management Company; (2) Ten (10) shares of Series C Convertible Preferred Stock at the end of every fiscal quarter commencing on the one (1) year anniversary of this Agreement.  If Management Company is still engaged at the end of the 24 month term as contemplated by this Agreement it shall receive the remaining 10 shares of Series C convertible Preferred Stock; (3)  If there is a change in control of the Company as defined by Section 7 (B) of this Agreement, the Management Company shall be entitled to receive the entire stock grant as contemplated by this section immediately upon a change in control; and (4)  If this Agreement is terminated for any reason, the Series C Convertible Preferred Stock issued to Management Company shall automatically convert to common stock pursuant to the terms of the Series C Certificate of Designation on the date of termination.  As a result the company expensed $344,440 for consulting services in 2007.

On November 15, 2007, the Company entered into an unsecured convertible debenture agreement totaling $250,000, bearing interest at a rate of 12% per annum, compounded daily, with the entire principal balance due on May 15, 2008 with eFund Capital Management, LLC.  The note is convertible into the Company’s common stock at a conversion price of five cents ($.05) per share.  Per the agreement, the Company agreed to issue a total of 10 shares of the Company’s Series C Convertible Preferred stock as a financing fee

Note 10 – Common stock options and warrants

Common stock options and stock-based compensation:

On July 31, 1998 the Company adopted a stock option plan, “Year 1998 Stock Option Plan”. The plan authorized 650,000 shares as available to be granted as options, and was subsequently increased to a total of 930,000 on September 28, 1999. At December 31, 2007 the Company had 65,000 shares available for issuance under this plan.

During fiscal year 2000, the Company adopted another stock option plan, “Year 2000 Stock Option Plan”, which authorized 500,000 shares. The Company also adopted another stock option plan in fiscal year 2001, “Year 2001 Stock Option Plan” that authorized the issuance of 2,000,000 stock options to officers, directors, employees and consultants to acquire shares of the Company's common stock. At December 31, 2007 the Company did not have any shares available for issuance under this plan.

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

The following is a summary of information regarding the Stock Options outstanding at December 31, 2007.

Shares Underlying
Shares Underlying Options Outstanding				Options Exercisable

Weighted
	Shares	Average	Weighted	Shares	Weighted
	Underlying	Remaining	Average	Underlying	Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$0.10 - 1.67	1,043,903	2.51 years	$0.19	1,043,903	$0.19

The fair value of each option and warrant grant are estimated on the date of grant using the

Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	2007	2006

Average risk-free interest rates	5.2%	5..06%
Average expected life (in years)	5	5
Volatility	216%	223%

The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. During 2007 and 2006, there were no options granted with an exercise price below the fair value of the underlying stock at the grant date.

The weighted average fair value of options granted with exercise prices at the current fair value of the underlying stock during 2007 and 2006 was approximately $0.19 per option.

The following is a summary of the Company’s outstanding stock options since inception:

		Weighted
		Average
	Number	Exercise
	of Shares	Price

Options outstanding at December 31, 1997:	-0-	$0
Options granted	430,000	0.46

Options outstanding at December 31, 1998:	430,000	0.46
Options granted	415,000	4.41

Options outstanding at December 31, 1999:	845,000	2.44
Options granted	120,000	4.72
Options exercised	-68,500	-2.83

Options outstanding at December 31, 2000:	896,500	2.51
Options granted	1,496,500	0.57
Options exercised	-196,500	-1.09
Options cancelled	-411,500	-3.12

Options outstanding at December 31, 2001:	1,785,000	1.74
Options granted	470,000	1
Options exercised	-36,097	1.06
Options cancelled	-46,227	1

Options outstanding at December 31, 2002:	2,172,676	1.53
Options cancelled	-82,676	-1.59
Original amended award terms	-1,700,000	-1.52
Amended proposed awards	1,700,000	0.48

Options outstanding at December 31, 2003:	2,090,000	1.74
Options granted	1,268,903	0.39

Options outstanding at December 31, 2004:	3,358,903	0.55
Options granted	50,000	0.1
Options Cancelled	-210,000	-0.92
Original amended award terms	-2,988,903	-0.45
Amended proposed awards	2,988,903	0.1

Options outstanding at December 31, 2005:	3,198,903	0.13
Options expired	-100,000	-1.67
Options granted	50,000	0.1
Options exercised	-2,105,000	-0.1

Balance, December 31, 2006	1,043,903	0.19
Options expired	-
Options granted	-
Options exercised	-

Exercisable, December 31, 2007	1,043,903	$0.19

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

On April 3, 2006 the Company granted 3,072,732 share purchase warrants, exercisable at $0.10 per share, with an expiration date of April 3, 2011 to the current CEO as part of his employment agreement. The fair value of these warrants was determined to be $1,131,487, and is being amortized over the life of the employment agreement which is eighteen months. Amortization expense of $565,743  and $565,744 was recorded as compensation expense during the years ended December 31, 2006, and December 31, 2007, respectively.

The following is a summary of information regarding the Stock Warrants outstanding at December 31, 2007. Each share purchase warrant was issued to purchase one share of the Company’s common stock.

Shares Underlying
Shares Underlying Warrants Outstanding			Warrants Exercisable
Weighted
Shares	Average	Weighted	Shares	Weighted
Underlying	Remaining	Average	Underlying	Average

Range of	Warrants	Contractual	Exercise	Warrants	Exercise

Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$0.01 - 2.50	11,804,298	3.25 years	$0.58	11,804,298	$0.58

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

	Years ended December 31,
	2007	2006

Accounts payable and accrued liabilities	$182,134	$363,955

Promissory notes, See Note 9(a)	$923,000	$421,239

On July 8, 2005 the Company entered into a promissory note with Victor Voebel, our director, for $175,000.  The outstanding principal balance of this the note shall bear interest at a fixed rate equal to 10% per annum.  All interest payments shall be in the form of common shares priced at $0.10 per share.

On July 21, 2006 the Company entered into a promissory note with Victor Voebel, our director, for $100,000.  The Company is to issue the holder 2 shares of the Company’s common stock for every dollar invested.

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

On May 9, 2007, we entered an unsecured convertible debenture totaling $250,000 with an interest rate of 12% with eFund Capital Management, LLC.  The entire principal is due November 7, 2007 and is convertible into shares of our common stock.  Additionally, we agreed to issue a total of 500,000 of common stock in conjunction with this agreement. On March 25, 2007 eFund converted this convertible debenture and received 11,418,657 shares of the Company’s common stock. The conversion price was $0.02625.

On June 11, 2007 the Company entered into a Consulting Agreement with eFund Capital Management, LLC whereby the Company issued 100 shares of its Series C Convertible Preferred Stock which were issued on August 8, 2007 and we agreed to pay a monthly retainer of $7,500.00.  Each share of Series C converts into .01 percent of the outstanding common Stock on the date of conversion.  eFund has the right to convert the stock at anytime at its discretion.

On June 13, 2007 we entered into a legal retainer agreement with Jeffrey Conrad, our director and secretary, whereby we pay him a monthly retainer of $5,000.00 and issued him 10 shares of our Series C Convertible Preferred Stock. Each share of Series C converts into .01 percent of the outstanding common Stock on the date of conversion.  Mr. Conrad has the right to convert the stock at anytime at its discretion.

On October 2, 2007 the Company issued 19,047,619 shares of Common stock to Firebird Global Master Fund II, Ltd. pursuant to the conversion of its note with the Company in the amount of $500,000.

Effective October 3, 2007 the Company signed a non-employee CEO engagement agreement with Experigen Management Company, whereby Douglas C. Lane agreed to perform the duties and responsibilities of Chief Executive Officer of the company for a period of 24 months. For the services rendered by Mr. Lane under this Agreement, the Company shall pay to Management Company $22,900 (USD Twenty-Two Thousand Nine Hundred Dollars) per month to be disbursed no less frequent than once per month, on the beginning of each month of Non-employee Interim CEO service. In addition, Company shall grant Management Company in Company Convertible Preferred C Stock equal to 10% of Company common stock on as converted fully diluted basis, as follows:  (1)Fifty (50) shares of Series C Convertible Preferred Stock on execution of this agreement, however, if this Agreement is terminated for any reason other than termination without cause by the Company, change in control of the Company or death during the first twelve (12) months the Management Company shall return to the Company the shares of Series C Convertible Preferred Stock on a pro rata basis for every month not completed by the Management Company; (2) Ten (10) shares of Series C Convertible Preferred Stock at the end of every fiscal quarter commencing on the one (1) year anniversary of this Agreement.  If Management Company is still engaged at the end of the 24 month term as contemplated by this Agreement it shall receive the remaining 10 shares of Series C convertible Preferred Stock; (3)  If there is a change in control of the Company as defined by Section 7 (B) of this Agreement, the Management Company shall be entitled to receive the entire stock grant as contemplated by this section immediately upon a change in control; and (4)  If this Agreement is terminated for any reason, the Series C Convertible Preferred Stock issued to Management Company shall automatically convert to common stock pursuant to the terms of the Series C Certificate of Designation on the date of termination.

On November 2, 2007 the Company entered into a Promissory Note with Victor Voebel, a member of our board of directors,  in the amount of $40,00.00.  The unpaid principal amount of this Note shall accrue interest until paid at the annual rate of 18%.  All outstanding principal and interest under this Note shall be due and payable 90 days from the date of the closing on February 1, 2008.  Concurrently with the execution of the note the Company issued the holder 200,000 shares of common stock as an incentive for entering into the Note.  The monies received will be issued for general operating expenses.

On November 15, 2007, the Company entered into an unsecured convertible debenture agreement totaling $250,000, bearing interest at a rate of 12% per annum, compounded daily, with the entire principal balance due on May 15, 2008 with eFund Capital Management, LLC.  The note is convertible into the Company’s common stock at a conversion price of five cents ($.05) per share.  Per the agreement, the Company agreed to issue a total of 10 shares of the Company’s Series C Convertible Preferred stock as a financing fee

On December 4, 2007 the Company entered into a Promissory Note with Robert Lutz, a member of our board of directors, in the amount of $50,00.00.  The unpaid principal amount of this Note shall accrue interest until paid at the annual rate of 18%.  All outstanding principal and interest under this Note shall be due and payable 90 days from the date of the closing on March 4, 2008.  Concurrently with the execution of the note the Company issued the holder 250,000 shares of common stock as an incentive for entering into the Note.

On March 25, 2008, the company entered into an unsecured convertible promissory note totaling $32,000, with Robert Lutz, a director of ours, bearing interest at a rate of 18% per annum with the entire principal balance due on June 16, 2008. Per the agreement, the Company agreed to issue a total of 200,000 shares of the Company’s par value common stock as a financing fee.

 Note 12 – Deferred Taxes

In assessing its deferred tax assets and liabilities, the Company considers whether it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The realization of deferred tax assets depends upon the generation of future taxable income in the loss carry-forward period. As of December 31, 2007, the Company does not believe it meets the criteria to recognize the deferred tax assets and has provided a full valuation allowance. It is reasonably possible these estimates could change due to future income and the timing and manner of the reversal of deferred tax liabilities. Due to its losses, the Company has no income tax expense.

The Company has operating loss carry forwards for income tax purposes at December 31, 2007 of approximately $21,150,000. Operating losses begin to expire in fiscal year 2019.

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

Efoora is a private corporation based in Buffalo Grove, Illinois that specializes in the development and manufacture of medical diagnostics products, including an HIV lateral flow rapid test and blood glucose monitoring systems. PDL is a subsidiary of Efoora specializing in the development of diagnostic tests to detect Prion disease such as Mad Cow Disease. Prior to the agreement, Abviva, Inc. (“ABVIVA”) had one-third equity interest in PDL.

Under the terms of the agreement, the purchase was to be paid in installments based on milestones met by PDL.

Abviva has made the first installment payment of $200,000 increasing its position in PDL by 400,000 shares. This first installment was achieved through the support of an existing shareholder of the Company who made a further investment in Abviva with the stipulation that the funds be used to further the Company's position in PDL.

In June 2006, Abviva and PDL entered into a Letter of Intent whereby Abviva agreed to acquire the remaining assets of PDL.  Under that agreement  PDL could become a wholly-owned subsidiary of Abviva. We have signed various extensions on the Letter of Intent as we pursued the necessary funds to complete the transaction as well as obtain a fairness analysis as a result of an Order of Preliminary Injunction and Other Equitable Relief being brought against Efoora, Inc., PDL’s majority owner, by the SEC. The SEC filed a motion on June 20, 2007 to appoint a receiver (the “Receiver”) for Efoora, Inc. The motion was approved by the Court.  The Company and the Receiver began discussions to negotiate the acquisition of the PDL stock by the Company.  Those discussions resulted in the Letter of Intent signed by the Receiver and the Company, effective November 27, 2007.    The Company is currently still performing due diligence on the acquisition of PDL.

On February 27, 2008, Abviva, Inc. entered into a Letter of Intent whereby Abviva would sell its interests in Prion Developmental Laboratories, Inc. and its rights under its agreement with the SEC Receiver, here collectively and individually referred to as "Business," to a Company to be formed by unnamed business executives.

 Note 15 - Subsequent events

Subsequent issuances of debt:

On March 25, 2008, the company entered into an unsecured convertible promissory note totaling $32,000, with Robert Lutz, a director of ours, bearing interest at a rate of 18% per annum with the entire principal balance due on June 16, 2008. Per the agreement, the Company agreed to issue a total of 200,000 shares of the Company’s par value common stock as a financing fee.

Subsequent issuances of common stock:

On March 25, 2008, the company entered into an unsecured convertible promissory note totaling $32,000, with Robert Lutz, a director of ours, bearing interest at a rate of 18% per annum with the entire principal balance due on June 16, 2008. Per the agreement, the Company agreed to issue a total of 200,000 shares of the Company’s par value common stock as a financing fee.

On March 25, 2007 eFund Converted its $250,000 Convertible Debentured dated May 9, 2007 and received 11,418,657 shares of the Company’s common stock. The conversion price was $0.02625.

On March 27, 2008 the Company issued 465,000 shares of common stock to Jonathan Atzen for director fees for the fiscal year ended December 31, 2007.

On March 27, 2008 the company issued 50,000 shares of common stock to John Bennett for accounting services.

On March 27, 2008 the company issued 200,000 shares of common stock to Jeanne Ohrnberger pursuant to the conversion of a promissory note in the amount of $99,967 dated November 10, 2006.