Form 10KSB/A
period 2007-12-31
ABVIVA INC
filed 2008-07-28
CIK 1084966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

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

None.

ITEM  8A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Inherent in small business is the pervasive problem of segregation of duties.  Given that the Company has limited resources, the Chief Executive Officer also fulfills the Chief Financial Officer role and the Company employs a small limited office staff, segregation of duties is not possible at this stage in the corporate lifecycle.  Based on its assessment, management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only Management’s Report in this Annual Report.

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

Name of Beneficial Owner (1)	Number of Shares	Percent of Class(2)
The Lutz Family Trust (1)	12,804,895	11.9%
Victor Voebel, Jr. (2)	6,601,379	6.16%
Douglas Lane, CEO and Chairman (3)	5,861,256	5.46%
eFund Capital Management, LLC (4)	28,829,673	26.90%
Firebird Master Fund II LTD (5)	22,907,937	21.37%
Jeffrey Conrad (6)	1,071,547	1%
Beneficial Owners as a Group	78,076,687	72.86%
Directors and Executive Officers as a Group	55,441,750	51.73%

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

Date: July 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Douglas Lane	Chief Executive Officer & Chairman	July 28, 2008
Douglas C. Lane	(Principal Executive Officer & Principal Financial Officer)

/s/ Jeffrey Conrad	Director	July 28, 2008
Jeffrey Conrad

/s/ Robert Lutz	Director	July 28, 2008

Robert Lutz

/s/ Victor Voebel	Director	July 28, 2008
Victor Voebel, Jr.

/s/ Barrett Evans	Director	July 28, 2008
Barrett Evans

GENESIS BIOVENTURES, INC.

Index To Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets, December 31, 2007 and 2006	F-2

Consolidated Statements of Operations for the Years Ended December 31, 2007 and 2006	F-3

Consolidated Statement of Stockholders' Equity for the Years Ended December 31, 2007 and 2006	F-4 – F-11

Consolidated Statements of Cash Flows for the Year Ended December 31, 2007 and 2006	F-12 – F-13

Notes to Consolidated Financial Statements	F-14 – F-41

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