Form 10-Q
period 2008-06-30
ABVIVA INC
filed 2008-08-14
CIK 1084966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the registrant’s classes of common stock, as of August 12, 2008 was: 118,598,349.

ABVIVA, INC.

10-Q

TABLE OF CONTENTS

Part I

Part II

PART 1 – FINANCIAL INFORMATION

Item 1.

Financial Statements

ABVIVA, INC.

10-Q

JASPERS + HALL, PC

CERTIFIED PUBLIC ACCOUNTANTS

9175 E Kenyon Avenue

Denver, CO 80237

303-796-0099

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Abviva, Inc.

Los Angeles, CA

We have reviewed the accompanying consolidated balance sheet of Abviva, Inc. as of June 30, 2008, and the related consolidated statements of operations, comprehensive income,  and cash flows for the three and six month periods then ended. These financial statements are the responsibility of the Company’s management.

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

/s/ Jaspers + Hall, PC

August 14, 2008

Abviva, Inc.
FKA Genesis Bioventures, Inc.
(a Development Stage Company)
Consolidated Balance Sheets

	Unaudited
	June 30,	December 31,
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$ 101,214	$ 2,502
Total current assets	101,214	2,502

Fixed assets, net of accumulated Depreciation	0	0

Other assets:
Medical technologies and licenses, net	753,338	1,657,332
Deposits	4,327	4,327
Total other assets	757,665	1,661,659
Total Assets	$ 858,879	$ 1,664,161

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable	$ 1,008,042	$ 796,711
Accrued expenses	939,764	770,514
Accrued expenses, related parties	128,219	182,134
Notes Payable	2,614,114	2,214,147
Notes payable, related parties	1,094,100	1,211,000
Total current liabilities	5,784,239	5,174,506

Total Liabilities	5,784,239	5,174,506

Stockholders (Deficit):
Preferred series A stock, $0.0001 par value, 100,000,000
shares authorized 63,262 shares issued and outstanding	6	6
Preferred series C stock, no par value, 400 Shares
authorized 160 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000
shares authorized, 118,598,348 and 105,142,495
issued and outstanding at June 30, 2008
and December 31, 2006, respectively	11,882	10,514
Shares authorized and un-issued	27,546	36,034
Prepaid share-based compensation	-	(11,774)
Additional paid-in capital	56,492,873	56,040,866
(Deficit) accumulated during development stage	(61,270,494)	(59,398,818)
Accumulated other comprehensive Income (loss)	(187,173)	(187,173)
Total Stockholders Deficit	(4,925,360)	(3,510,345)
Total Liabilities and Stockholders Deficit	$ 858,879	$ 1,664,161

See Accountants’ review report

Abviva, Inc.
FKA Genesis Bioventures, Inc.
(a Development Stage Company)
Consolidated Statements of Operations
for the three and six month periods ended June 30, 2008 and 2007 and for the period September 19, 1994(Inception) to June 30, 2008
Un-audited

	Un-audited		Un-audited		September 19, 1994 (inception) to
	Three month period ended		Six month period ended		June 30,
	2008	2007	2008	2007	2008
					(RESTATED)

Revenue	$ -	$ -		$ -

Expenses:
Depreciation and amortization	457,997	452,043	909,994	904,086	12,204,676
Investor relations	14,623		24,756		2,588,172
Consulting and management fees	58,968	409,740	238,431	901,424	13,855,236
Rent	7,562	19,503	23,949	35,982	823,079
Professional fees	10,378	65,947	88,502	238,025	3,142,039
Financing costs	29,127	344,616	39,627	433,744	1,808,794
Acquired Research and development in process	-	-	-	-	750,000
Research and development	-	-	-	-	1,585,618
General and administrative expenses	452,476	89,143	508,821	170,162	6,021,415
Total expenses	1,031,131	1,380,992	1,834,080	2,683,423	42,779,029

Net Profit / (Loss) From Operations	(1,031,131)	(1,380,992)	(1,834,080)	(2,683,423)	(42,779,029)

Other income (expense):
Interest (expense)	69,771	(84,911)	(37,596)	(165,704)	(2,217,410)
Amortization of deemed discount	-			-	(5,130,707)
Unrealized gain related to adjustment of derivative to fair value of underlying securities	-	1,202	-	23,319	-
Beneficial conversion feature	-	-	-	-	(354,735)
Equity in loss of investments:	-
Prion Developmental Laboratories Inc	-	-	-	-	(2,636,553)
Biotherapies Incorporated	-	-	-	-	(5,437,610)
Biomedical Diagnostics	-	-	-	-	(3,357,253)
Gain on debt settlements	-	-	-	-	642,803
Net Profit / (Loss) Before Income Taxes	(961,360)	(1,464,701)	(1,871,676)	(2,825,808)	(61,270,494)
Income Tax Expense
Net Profit / (Loss)	$ (961,360)	$ (1,464,701)	$ (1,871,676)	$ (2,825,808)	$ (61,270,494)

Per Share Information:
Basic and diluted weighted average number
of common shares outstanding	113,200,397	73,325,036	110,177,544	75,417,684

Net Profit / (Loss) basic and diluted per
common share	$ (0.008)	$ (0.020)	$ (0.017)	$ (0.037)

Abviva, Inc.
FKA Genesis Bioventures, Inc.
(a Development Stage Company)
Consolidated Statements of Comprehensive Income (loss)
for the three and six month periods ended June 30, 2008 and 2007 and for the period September 19, 1994(Inception) to June 30, 2008
Unaudited

	Un-audited		Un-audited		September 19, 1994 (inception) to
	Three month period ended		Six month period ended		June 30,
	2008	2007	2008	2007	2008

Net Profit	$ (961,360)	$ (1,464,701)	$ (1,871,676)	$ (2,825,808)	$ (61,270,494)
Other Comprehensive Income
Foreign currency gain (loss)	-	-	-	-	(187,173)
Other Comprehensive Income	$ (961,360)	$ (1,464,701)	$ (1,871,676)	$ (2,825,808)	$ (61,457,667)

See Accountants’ review report

Consolidated Statements of Cash Flows
for the six months ended June 30, 2008 and 2007
and For the Period September 19, 1994 (Inception) to June 30, 2008
Un-audited

	June 30,		September 20, 1994 (inception) to June 30,
	2008	2007	2008
			(Restated)
Cash flows from operating activities
Net (loss)	$ (1,871,676)	$ (2,825,807)	$ (61,270,494)
Adjustment to reconcile net (loss) to net			-
cash (used) by operating activities:			-
Depreciation and amortization	903,994	904,086	12,198,676
Asset impairment		36,000	418,957
In process research and development			750,000
Share-based compensation, services and debt conversion	426,100	975,722	10,428,409
Beneficial conversion feature			354,735
Share-based finance costs and interest payments	30,561	445,744	8,768,646
Equity in loss on investment Biomedical Diagnostics	-	-	3,357,253
Equity in loss on investment Biotherapies	-	-	5,437,610
Equity in loss on investment Prion Developmental Laboratories, Inc.	-	-	2,636,553
Stock appreciation rights plan	-	-	29,230
Accretion of convertible notes payable, related party	-	3,636	10,506
Deemed Discount on amortization of promissory Notes	-		5,239,040
Loss (gain) on debt settlement			(642,803)
Unrealized (gain) Loss related to adjustment of derivative to fair value of underlying securities	-	(23,319)	-
Decrease (increase) in assets:			-
Accounts receivable	-	-	975
Due from related party	-	(98,500)	(418,957)
Prepaid expenses	-	(3,441)	103,866
Other assets	-	-	36,000
Increase (decrease) in liabilities:			-
Accounts payable and Accrued Expenses	326,666	(76,560)	2,216,026
Net cash (used) by operating activities	(184,355)	(662,439)	(10,345,772)

Cash flows from investing activities
Purchase of property and equipment	-	-	(147,902)
Purchase of shares and bonds of Biotherapies, Inc.	-	-	(2,643,976)
Investment in Prion Development Laboratories	-	-	(2,636,553)
Acquisition of Biomedical Diagnostics, LLC, net of cash acquired	-	-	(2,696,756)
Cash acquired on consolidation	-	-	8,617
Investment in Biomedical Diagnostics	-	-	(3,000,000)
Investment in I.D. Certify, Inc	-	-	(800,160)
Increase in deferred financing costs	-	-	(379,008)
Purchase of short term investments	-	-	(441,511)
Redemption of short-term investments	-	-	441,511
Deposit on future acquisitions	-	-	(50,000)
Net cash (used) in investing activities	-	-	(12,345,738)

Cash flows from financing activities
Exercise of share purchase warrants	-	-	63,000
Exercise of stock options	-	-	385,803
Issuance of promissory notes	283,067	750,000	10,727,067
Repayment of promissory notes	-	(25,000)	(853,681)
Common stock issued for cash	-	-	6,529,047
Common stock subscriptions	-	-	562,750
Preferred stock issued for cash	-	-	5,565,911
Net cash provided by financing activities	283,067	725,000	22,979,897
Effect of exchange rate changes on cash and cash equivalents	-	-	(187,173)
Net (decrease) increase in cash	98,712	62,561	101,214
Cash - beginning of period	2,502	10,495	-
Cash - end of period	101,214	73,056	101,214

Supplemental disclosures:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

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

As of June 30, 2008, the Company is considered to be in the development stage as substantially all efforts are being directed towards the research and related development of medical diagnostics and the Company has not generated revenues from these principal business activities.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Biomedical Diagnostics, LLC (“Diagnostics”). The statement of operations includes the accounts of Diagnostics from November 30, 2001 (date of acquisition of control) to June 30, 2008. All significant inter-company accounts and transactions have been eliminated.

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

The Company accounts for its investments in which it does not have significant influence by the cost method. Under the cost method, the cost is adjusted for dividends received in excess of the Company’s pro rata share of post acquisition income, or when an “other than temporary” decline in value occurs.  As of June 30, 2008 there are no assets recorded.

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

Foreign currency:

The functional currency of the Company and its wholly-owned subsidiary is the United States dollar. Transactions in foreign currencies are translated into United States dollars at the rates in effect on the transaction date. Exchange gains or losses arising on translation or settlement of foreign currency denominated monetary items are included in the statement of operations.  For the six months ended June 30, 2008 and 2007 the amounts recorded were $0 and $0 respectively.

 Cash and cash equivalents:

The Company considers all short-term investments, including investments in certificates of deposit, with a maturity date at purchase of three months or less to be cash equivalents.

Prepaid expenses:

As of June 30, 2008 there are no assets recorded.

Property and equipment:

Property and equipment are recorded at cost and are depreciated using the straight-line method over their estimated useful lives as follows:

Furniture and fixtures	5 years

Machinery and equipment	5 years

Office equipment	4 years

Computer hardware and software	2 - 3 years

Website development costs	2 years

Leasehold improvements	Lease term

As of June 30, 2008, there are no assets recorded.

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

Loss per share:

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding.  At June 30, 2008 the Company had outstanding common shares of 118,598,348 and 875,000 shares to be issued for share based compensation, for a total of 119,473,348 used in the calculation of basic earnings per share.  Basic Weighted average common shares and equivalents at June 30, 2008 were 110,177,544.  For the period ended June 30, 2008, all of the Company's common stock equivalents were excluded from the calculation of diluted loss per common share because they were anti-dilutive, due to the Company's net loss in that period.

Stock-based compensation:

The company has adopted the use of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS No. 123R), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. This Statement requires an entity to measure the cost of employee services received in exchange for an award of an equity instruments, which includes grants of stock options and stock warrants, based on the fair value of the award, measured at the grant date, (with limited exceptions). Under this standard, the fair value of each award is estimated on the grant date, using an option-pricing model that meets certain requirements. We use the Black- Scholes option-pricing model to estimate the fair value of our equity awards, including stock options and warrants. The Black-Scholes model meets the requirements of SFAS No. 123R; however the fair values generated may not reflect their actual fair values, as it does not consider certain factors, such as vesting requirements, employee attrition and transferability limitations. The Black-Scholes model valuation is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We estimate the expected volatility and estimated life of our stock options at grant date based on historical volatility; however, due to the thinly traded nature of our stock, we have chosen to use an average of the annual volatility of like companies in our industry. For the “risk-free interest rate”, we use the Constant Maturity Treasury rate on 90 day government securities. The term is equal to the time until the option expires. The dividend yield is not applicable, as the company has not paid any dividends, nor do we anticipate paying them in the foreseeable future. The fair value of our restricted stock is based on the market value of our free trading common stock, on the grant date calculated using a 20 trading day average. At the time of grant, the share based-compensation expense is recognized in our financial statements based on awards that are ultimately expected to vest using historical employee attrition rates and the expense is reduced accordingly.  It is also adjusted to account for the restricted and thinly traded nature of the shares.  The expense is reviewed and adjusted in subsequent periods if actual attrition differs from those estimates. We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.  For the six months ended June 30, 2008 we recognized $25,500 of share based compensation.

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

The Company’s future operations are dependent upon the Company’s ability to remain compliant with its medical technology license agreement with the University of Michigan, obtain third party financing in the form of debt and equity, and ultimately to generate future profitable operations or income from its investments. Furthermore, the Company’s equity investments may require additional funding from the Company to continue research and development and other operating activities. As of June 30, 2008, the Company is considered to be in the development stage as the Company has not commenced planned operations, or begun to generate revenues. The Company’s ability to continue as a going concern is in doubt because it has not generated revenues, and has experienced negative cash flow from operations and is not in compliance with the repayment terms of certain promissory note obligations. The Company had a working capital deficiency of $(5,683,025) at June 30, 2008. The Company does not have sufficient working capital to sustain operations until the end of the year and is in immediate need of cash financing. The Company is currently looking to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms. If the Company is unable to obtain required financing, it may have to reduce or cease operations or liquidate certain assets.

Note 3 – Acquisitions

Biomedical Diagnostics, LLC:

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

i .if the $1,500,000 had not been paid by September 1, 2002, then the Company was to transfer 164,864 common shares of Biotherapies capital stock to Biotherapies as of September 1, 2002; and

ii. if the $1,500,000 had not been paid by October 1, 2002, then the Company would transfer an additional 329,727 common shares of Biotherapies capital stock to Biotherapies as of October 1, 2002; and

iii.  if the $1,500,000 had not been paid by November 1, 2002, then the Company would transfer an additional 329,728 common shares of Biotherapies capital stock to Biotherapies as of November 1, 2002; and

iv.  if the additional funds had not been paid by December 1, 2002, then the Company would transfer an additional 601,094 common shares of Biotherapies capital stock to Biotherapies as of December 1, 2002 and any further obligations of the Company to pay Biotherapies the $1,500,000 shall be deemed satisfied as of December 1, 2002.

The outstanding issues discussed above have all been resolved and Biotherapies has ceased operations.  There is no further liability to Biotherapies.

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

The Company leases facilities in California and Michigan under month to month operating lease agreements. Rent expense was $42,490 and $51,121 for the six months ended June 30, 2008 and 2007 respectively.

Note 5 – Property and Equipment

The company has adopted a policy whereby it expenses all capital expenditures under $5,000 and as of June 30, 2008, has no capitalized property, plant or equipment,

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

	June 30,
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

Through June 30, 2008 the Company had advanced PDL $362,084 and accrued interest of $65,904 at a rate of 10% per annum.   The company has accrued a reserve for potential un-collectability in the amount of $427,988.

Note 7 – Medical Technology and Licenses

	June 30,
	2008	2007

Medical License Technologies	$12,655,926	$12,655,926
Accumulated amortization	(11,902,588)	(10,094,600)
Medical License Technologies - Net	$753,338	$2,561,326

Pursuant to the acquisition of Biomedical Diagnostics, LLC, the Company acquired a license to utilize certain diagnostic technology for use in detecting various diseases including breast, ovarian and prostate cancers. Aggregate amortization expense for the six months ended June 30, 2008 and 2007 is $903,994 and $903,994, respectively.

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

Note 8 – Promissory Notes Payable

A) On July 3 and October 3, 2001, the Company borrowed $500,000 and $100,000, respectively, from a private investor and major shareholder. Interest accrues on the loan at a rate of 10% per annum, compounded semi-annually and is secured by a promissory note. On October 30, 2001, a further $100,000 was advanced to the Company. The promissory note bears interest at 1% per month. As consideration for the loans, the Company issued 33,776 common share purchase warrants with an exercise price of $3.00 expiring October 1, 2003 and a warrant to acquire up to 250,000 common shares of the Company at $3.00 per share expiring May 30, 2003. The notes are due and payable on the earlier of ninety (90) days from the date funds are advanced or ten (10) days after the completion of a financing of not less than $5,000,000. The fair value of the warrants of $467,158 has been recorded as a discount to the promissory notes and has been amortized over the estimated period to maturity of the loans. As of June 30, 2008, the remaining principal balance was $0.

B) The Company is in arrears on two of its 2001 and 2002 promissory notes in the amounts of $20,000 and $50,000, respectively. The original terms required full payment in 60 and 90 days respectively and bore interest rates of 5% and 12%. Each lender has demanded payment of the unpaid principal and accrued interest of. As of June 30, 2008 the Company has not made payment and is currently in default on each note, with accrued interest of $125,900.

C) On March 12 and 19, 2004, the Company completed a private placement for gross proceeds of $2,315,000 on the sale of certain securities (the “Bridge Securities”). The Bridge Securities sold are convertible notes carrying interest at the rate of 10% per annum due in thirteen months from issuance.  Each note is accompanied by warrants to purchase an additional five hundred shares for each $1,000 of face amount of notes purchased and expire 5 years from the date of issuance. The notes are repayable at the earlier of ten business days following the closing of the merger-related Take-Out Financing, or maturity, at 110% of the principal amount plus accrued interest increasing to 115% of the principal amount if a registration statement is not yet effective, the interest on the convertible notes is payable in cash or common shares of the Company at the option of the Company. On March 9, 2005, the Company requested the note holders of the March 2004 private placement to convert, or defer their notes for one year as a condition to a pending financing whereby a minimum of 80% of the notes were required to be converted or deferred. On April 19, 2005, an additional proposal was sent to the note holders offering a reduced conversion and warrant price as well as a 25% return of these original investments. Those exercise prices are subject to adjustment in connection with shares and warrants issued during a senior financing, as well as in the event of stock splits, stock dividends or similar events.  On June 15, 2006, the note holders elected to convert $1,397,500 in principal and $88,742 in interest to 7,325,950 shares of the Company’s $.0001 par value common stock. The principal balance was converted at $0.20 per share and interest at $0.26 per share. Additionally, the Company issued 1,397,500 shares of its common stock valued at $0.25 per share to all note holders who elected to convert. During 2006 the Company recorded financing expense totaling

$349,375.  In July of 2007 the company issued 2,393,940 of its common shares for accrued interest of $99,542.  In August of 2007 the company issued 700,000 shares of its common stock for reduction of $50,000 of principal.  The remaining principal balance at June 30, 2008 is $867,500 and accrued interest of $88,397.  This note is currently in default.

 D) During August through March 2005, the Company raised $151,647 through the issuance of promissory notes to third parties. The notes bear interest from 5% per month to 10% per annum, are unsecured and mature ninety (90) to one hundred fifty (150) days after funds are advanced. Warrants to acquire 35,000 common shares were issued as consideration for the loans. The fair value of the warrants of $31,580 has been recorded as a discount to the promissory notes and is being amortized over the term of the notes to interest expense. During the year ended December 31, 2003, the Company issued 25,900 share purchase warrants exercisable at $0.75 per share to extend maturity date to August 31, 2005. The fair value of the warrants of $10,164 has been recorded as interest expense. As of June 30, 2008, the remaining loan balance is $151,647, and accrued interest of $126,824.  On June 4, 2007 the company issued 200,000 shares of its common stock at $.20 in consideration for the extension of one of the note payables.  The note was extended until the end of June 2007 and it is currently in default.

E) During 2005, the Company raised a further $358,000 through the issuance of promissory notes. The notes bear interest from 10% to 18% per annum, are unsecured and mature ninety (90) to two hundred seventy (270) days after funds are advanced. Warrants to acquire 187,500 common shares were issued as consideration for certain of these loans. The warrants are exercisable at $0.20 per common share. The fair value of the warrants of $12,056 has been recorded as a discount to the promissory notes and has been fully amortized to interest expense for the period to December 31, 2006. The carrying value of promissory notes of $70,000 at the time of issuance was determined by discounting the future stream of interest and principal payments at the prevailing market rate for a similar liability that does not have an associated equity component. The balance of $105,000 was allocated to the conversion option included in shareholders’ equity. The discount on the face value of the convertible note is being accrued over the term of the debt. On March 15, 2006, the Company repaid $75,000 of principal, and interest totaling $5,600. And, on October 11, 2006, the $175,000 of principal, and $20,137 of interest was converted by the note holder into 1,951,379 shares of common stock. As of June 30, 2008, the remaining principal balance was $100,000, with accrued interest of $30,500.  This note is currently in default.

F) During 2006, the Company entered into an agreement to issue Bridge Notes in the principal amount of $1,000,000 bearing interest at 12% per annum payable 90 days after the issuance date. The Company has raised a total of $1,000,000. Pursuant to the note agreement, each investor in the Notes shall receive the number of shares of common stock of the Company equal to 2½ times the principal amount of the Note purchased. On June 15, 2006, the Company issued 2,500,000 shares of its par value common stock to the Bridge note holders. The Company recorded financing expenses totaling $650,000, the fair value of the underlying shares. As of December 31, 2006, the notes are in default and accruing a default rate of interest in the amount of 18% per annum. On January 8, 2007 $25,000 in principal was repaid.  In July of 2007 the company issued 3,440,145 of its common shares for accrued interest of $218,257.   The remaining principal balance at June 30, 2008 is $975,000 and accrued interest of 130,787.  This note is currently in default.

G) On March 22, 2006 the note holder elected to convert $700,000 in principal and $343,864 in interest to 5,219,320 shares of the Company’s $.0001 par value common stock at $.20 per share. At June 30, 2008 the outstanding balance is $0.

H) On March 31, 2006, the Company established promissory notes in the amount of $165,000 from three former officers of the company for unpaid compensation previously recorded as accrued expenses. Interest accrues on the loan at a rate of 6% per annum and matured on June 30, 2006. The company made principal payments totaling $27,000. The remaining loan balance at June 30, 2008 is $138,000. The notes are currently in default and accruing interest at a default rate of 10% per annum with accrued interest of $26,439 as of June 30, 2008.

I) On March 31, 2006, the Company entered into “Termination and Convertible Promissory” notes with three former officers and one former employee of the Company (“Convertible notes payable, related party”), whereby the Company has agreed to provide severance in the total amount of $24,000 per month for a period of 12 months. The severance shall accrue monthly in the form of a note bearing interest at a rate of 6% per annum and maturing on April 1, 2007. Each note is convertible in shares of the Company’s common stock based on the current quoted market rate at the time of conversion. At December 31, 2006 the Company had an accrued balance of $112,300, and a related derivative liability in the amount of $155,676.   As of December 31, 2007 the warrants had expired and the company reported an unrealized loss related to the adjustment of the derivative liability in the amount of $(30,530).  As of June 30, 2008 the outstanding balance was $288,000 with accrued interest of $62,630.  This note is currently in default.

J) The Company has accrued advances for operating expenses from a former officer of its wholly-owned subsidiary totaling $33,239 as of June 30, 2008. The advances are non-interest bearing and due on demand.

K) On July 8, 2006, the Company entered into two unsecured promissory notes totaling $150,000, bearing interest at a rate of 0% per annum with the entire principal balance due upon completion of financing. Per the agreement, the Company issued a total of 300,000 shares of the Company’s par value common stock as a financing fee in the amount of $60,000 in 2006.  As of June 30, 2008 the outstanding balance was $150,000. This note is currently in default.

L) On July 21, 2006, the Company entered into an unsecured promissory note totaling $100,000, bearing interest at a rate of 0% per annum with the entire principal balance due upon completion of financing. Per the agreement, the Company issued a total of 200,000 shares of the Company’s par value common stock as a financing fee in the amount of $40,000. The note is due and payable on February 2, 2008.  As of June 30, 2008 the note had an outstanding balance of $100,000.  This note is currently in default.

M) On July 21, 2006, the Company entered into an unsecured promissory note totaling $50,000, bearing interest at a rate of 0% per annum with the entire principal balance due upon completion of financing. Per the agreement, the Company issued a total of 100,000 shares of the Company’s par value common stock as a financing fee in the amount of $20,000. The note is due and payable on February 2, 2008.  As of June 30, 2008 the note had an outstanding balance of $50,000.  This note is currently in default.

N) On November 10, 2006 the Company entered into an unsecured promissory note totaling $99,967, bearing interest at a rate of 7% per annum with the entire principal balance due on October 31, 2007.  As of June 30, 2008 the note had an outstanding balance of $99,967 and accrued interest of $11,662.  This note is currently in default.

O) January 5, 2007, the Company entered into an unsecured convertible promissory note totaling $500,000, bearing interest at a rate of 18% per annum with the entire principal balance due on July 5, 2007.  The note is convertible into 2,500,000 shares at a conversion price of $0.20 per share.  Per the agreement, the Company agreed to issue a total of 1,250,000 shares of the Company’s par value common stock as a financing fee in the amount of $87,500.  The financing fee is being amortized over the life of the loan, and as of December  31, 2007 finance fee of $87,500 has expensed.  On October 2, 2007 the company issued 19,047,619 shares of its common stock as payment in full and 2,484,018 shares of its common stock as payment for accrued interest of $65,205.   As of June 30, 2008 the balance of this note was $0.

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

Q) On November 2, 2007, the Company entered into an unsecured promissory notes totaling $40,000, bearing interest at a rate of 18% per annum with the entire principal balance due upon completion of financing. Per the agreement, the Company issued a total of 200,000 shares of the Company’s par value common stock as a financing fee in the amount of $6,560. The note is due and payable on February 2, 2008.  As of June 30, 3008 the note had an outstanding balance of $40,000 and accrued interest of $4,764. This note is currently in default.

R) On November 15, 2007, the Company entered into an unsecured convertible debenture agreement totaling $250,000, bearing interest at a rate of 12% per annum, compounded daily, with the entire principal balance due on May 15, 2008.  The note is convertible into the Company’s common stock at a conversion price of five cents ($.05) per share.  Per the agreement, the Company issued 10 shares of the Company’s Series C Convertible Preferred stock as a financing fee.   As of June 30, 2008 the note had a balance due of $250,000 and accrued interest of $21,398.  Using the Black-Scholes calculation the company recorded an estimate of share based compensation of $109,200 in 2007.  This note is currently in default.

S) On December 4, 2007, the Company entered into an unsecured promissory note totaling $50,000, bearing interest at a rate of 18% per annum with the entire principal balance due upon completion of financing. Per the agreement, the Company issued a total of 250,000 shares of the Company’s par value common stock as a financing fee in the amount of $8,200.  The note is due and payable on March 4, 2008.  As of June 30, 2008 the note had an outstanding balance of $50,000 and accrued interest of $4,416.  This note is currently in default.

T) During the first and second quarters of 2008, the Company received advances of $26,100 from eFund Capital Management, LLC.  The Company and eFund are currently negotiating a financing agreement to cover the monies advanced by eFund; however, the agreement was not finalized as of June 30, 2008.  The Company has accounted for the advances under the same terms as eFund’s debenture with the Company dated November 15, 2008.  As of June 30, 2008 there is outstanding principal due of $23,100 and accrued interest of $1,021.

U) On January 7, 2008 the Company entered into an unsecured promissory notes totaling $10,000, bearing interest at a rate of 18% per. Per the agreement, the Company issued a total of 62,500 shares of the Company’s par value common stock as a financing fee in the amount of $2,500.  The note is due and payable on April 8, 2008.  This note has been repaid thus, as of June 30, 2008 the remaining balance is $0.

V) On March 25, 2008 the Company entered into an unsecured promissory notes totaling $32,000, bearing interest at a rate of 18% per annum. Per the agreement, the Company issued a total of 200,000 shares of the Company’s par value common stock as a financing fee in the amount of $8,000.  The note is due and payable on June 18, 2008.  As of June 30, 2008 the note had an outstanding balance of $32,000 and accrued interest of $2,880.  This note is currently in default.

W) On April 17, 2008 the Company entered into an unsecured promissory notes totaling $10,000, bearing interest at a rate of 18% per. Per the agreement, the Company issued a total of 62,500 shares of the Company’s par value common stock as a financing fee in the amount of $2,500.  The note is due and payable on June 18, 2008.  This note is currently in default.

X) On May 15, 2008 the Company entered into a convertible promissory note with Firebird Global Master Fund II, Ltd for $300,000 at an interest rate of 18%.  At any time after the date hereof until this Note is no longer outstanding, this Note shall be convertible, in whole or in part, into shares of Common Stock at the option of the Holder, at any time and from time to time. The conversion price in effect on any Conversion Date shall be equal to $0.028 subject to adjustment.

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

On October 30, 2007, the Company authorized the issue of 400,000 shares to Redchip Capital pursuant to a consulting agreement for investor relations services.  These shares were issued on April 4, 2008.

On November 2, 2007 the Company entered into a Promissory Note with Victor Voebel, a member of our board of directors, in the amount of $40,000.00.  The unpaid principal amount of this Note shall accrue interest until paid at the annual rate of 18%.  All outstanding principal and interest under this Note shall be due and payable 90 days from the date of the closing on February 1, 2008.  Concurrently with the execution of the note the Company authorized the issue of 200,000 shares of common stock as an incentive for entering into the Note.   These shares were issued on April 4, 2008.

 On December 4, 2007 the Company entered into a Promissory Note with Robert Lutz, a member of our board of directors, in the amount of $50,000.00.  The unpaid principal amount of this Note shall accrue interest until paid at the annual rate of 18%.  All outstanding principal and interest under this Note shall be due and payable 90 days from the date of the closing on March 4, 2008.  Concurrently with the execution of the note the Company authorized the issued of 250,000 shares of common stock as an incentive for entering into the Note. These shares were issued on April 4, 2008.

On December 18, 2007 the Company authorized the issues of 247,196 shares of common stock to Cynthia Banhuik as payment of interest on a $75,000 loan to the Company by Ms. Bahnuik approved by the former management and board of directors in 2004.  These shares were issued on April 4, 2008.

On December 19, 2007 the Company issued 2,484,018 shares common stock for accrued interest of $64,205.

On January 7, 2008 the Company entered into an unsecured promissory notes totaling $10,000. Per the agreement, the Company issued a total of 62,500 shares of the Company’s par value common stock as a financing fee in the amount of $2,500.  These shares were authorized and un-issued at June 30, 2008.

On March 25, 2008 the Company entered into an unsecured promissory notes totaling $32,000. Per the agreement, the Company authorized the issue of 200,000 shares of the Company’s par value common stock as a financing fee in the amount of $8,000.  These shares were issued on April 4, 2008.

On April 4, 2008 the Company issued 465,000 shares of common stock in lieu of past board of director fees to Jon Atzen in the amount of $23,204.

On April4, 2008 the Company issued 200,000 shares of common stock as stock grants for consulting services in the amount of $7,980.

On April 8, 2008 the Company issued 50,000 shares of common stock as stock grants for accounting services in the amount of $1,500.

On May 13, 2008, the Company issued 25,000 shares of common stock as stock grants for accounting services in the amount of $750.

On May 13, 2008 the Company issued 11,418,657 shares of common stock to eFund Capital Management, LLC because eFund converted its $250,000 Convertible Debentured dated May 9, 2007 and received 11,418,657 shares of the Company’s common stock. The conversion price was $0.02625.

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

The following is a summary of the Company’s outstanding stock options since inception:

		Weighted
		Average
Number		Exercise
of Shares		Price

Options outstanding at December 31, 1997:	-0-	$0
Options granted	430,000	0.46

Options outstanding at December 31, 1998:	430,000	0.46

Options outstanding at December 31, 1999:	845,000	2.44
Options granted	120,000	4.72
Options exercised	-68,500	-2.83

Options outstanding at December 31, 2000:	896,500	2.51
Options granted	1,496,500	0.57
Options exercised	-196,500	-1.09
Options cancelled	-411,500	-3.12

Options outstanding at December 31, 2001:	1,785,000	1.74
Options granted	470,000	1
Options exercised	-36,097	1.06
Options cancelled	-46,227	1

Options outstanding at December 31, 2002:	2,172,676	1.53
Options cancelled	-82,676	-1.59
Original amended award terms	-1,700,000	-1.52
Amended proposed awards	1,700,000	0.48

Options outstanding at December 31, 2003:	2,090,000	1.74
Options granted	1,268,903	0.39

Options outstanding at December 31, 2004:	3,358,903	0.55
Options granted	50,000	0.1
Options Cancelled	-210,000	-0.92
Original amended award terms	-2,988,903	-0.45
Amended proposed awards	2,988,903	0.1

Options outstanding at December 31, 2005:	3,198,903	0.13
Options expired	-100,000	-1.67
Options granted	50,000	0.1
Options exercised	-2,105,000	-0.1

Balance, December 31, 2006	1,043,903	0.19
Options expired	-
Options granted	-
Options exercised	-

Exercisable, December 31, 2007	1,043,903	$0.19
Options expired	-
Options granted	-
Options exercised	-
Exercisable, June 30, 2008	1,043,903	$0.19

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

Shares Underlying
Shares Underlying Warrants Outstanding				Warrants Exercisable
Weighted
	Shares	Average	Weighted	Shares	Weighted
	Underlying	Remaining	Average	Underlying	Average

Range of	Warrants	Contractual	Exercise	Warrants	Exercise

Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$0.01 - 2.50	11,804,298	2.75 years	$0.58	11,804,298	$0.58

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

On July 8, 2006, the Company entered into two unsecured promissory notes totaling $150,000 with our director, Victor Voebel, bearing interest at a rate of 0% per annum with the entire principal balance due upon completion of financing. Per the agreement, the Company issued a total of 300,000 shares of the Company’s par value common stock as a financing fee in the amount of $60,000 in 2006.  As of June 30, 2008 the outstanding balance was $150,000. This note is currently in default.

January 5, 2007, the Company entered into an unsecured convertible promissory note with Firebird Global Master Fund II, Ltd. totaling $500,000, bearing interest at a rate of 18% per annum with the entire principal balance due on July 5, 2007.  The note is convertible into 2,500,000 shares at a conversion price of $0.20 per share.  Per the agreement, the Company agreed to issue a total of 1,250,000 shares of the Company’s par value common stock as a financing fee in the amount of $87,500.  The financing fee is being amortized over the life of the loan, and as of December  31, 2007 finance fee of $87,500 has expensed.  On October 2, 2007 the company issued 19,047,619 shares of its common stock as payment in full and 2,484,018 shares of its common stock as payment for accrued interest of $65,205.   As of June 30, 2008 the balance of this note was $0.

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

On January 7, 2008 the Company entered into an unsecured promissory notes totaling $10,000, bearing interest at a rate of 18% per with our Director, Robert Lutz. Per the agreement, the Company issued a total of 62,500 shares of the Company’s par value common stock as a financing fee in the amount of $2,500.  The note is due and payable on April 8, 2008.  As of June 30, 2008 this note had been paid off and has a balance of $0.

On March 25, 2008, the company entered into an unsecured convertible promissory note totaling $32,000, with Robert Lutz, a director of ours, bearing interest at a rate of 18% per annum with the entire principal balance due on June 16, 2008. Per the agreement, the Company agreed to issue a total of 200,000 shares of the Company’s par value common stock as a financing fee.

During the first and second quarters of 2008, the Company received advances of $26,100 from eFund Capital Management, LLC.  The Company and eFund are currently negotiating a financing agreement to cover the monies advanced by eFund; however, the agreement was not finalized as of June 30, 2008.  The Company has accounted for the advances under the same terms as eFund’s debenture with the Company dated November 15, 2008.  As of June 30, 2008 there is outstanding principal due of $23,100 and accrued interest of $1,021.

On April 17, 2008 the Company entered into an unsecured promissory notes totaling $10,000, bearing interest at a rate of 18% per with our director, Victor Voebel. Per the agreement, the Company issued a total of 62,500 shares of the Company’s par value common stock as a financing fee in the amount of $2,500.  The note is due and payable on June 18, 2008.

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

 Note 12 – Deferred Taxes

In assessing its deferred tax assets and liabilities, the Company considers whether it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The realization of deferred tax assets depends upon the generation of future taxable income in the loss carry-forward period. As of June 30, 2008 the Company does not believe it meets the criteria to recognize the deferred tax assets and has provided a full valuation allowance. It is reasonably possible these estimates could change due to future income and the timing and manner of the reversal of deferred tax liabilities. Due to its losses, the Company has no income tax expense.

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

On June 19, 2008, Abviva, Inc. entered into a Letter of Intent whereby Abviva would sell its interests in Prion Developmental Laboratories, Inc. and its rights under its agreement with the SEC Receiver, here collectively and individually referred to as "Business," to a Company to be formed by unnamed business executives.

 Note 15 - Subsequent events

Subsequent issuances of debt:

None.

Subsequent issuances of common stock:

None.

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

On June 19, 2008, Abviva, Inc. entered into a Letter of Intent whereby Abviva would sell its interests in Prion Developmental Laboratories, Inc. and its rights under its agreement with the SEC Receiver, here collectively and individually referred to as "Business," to a Company to be formed by unnamed business executives.

PLAN OF OPERATION

We have operated since our inception as a research and development entity and have accordingly incurred losses from operations. For the period ended June 30, 2008 we sustained net losses of $(961,360) compared to $(1,464,701) for the same period in 2007.  At June 30, 2008 a working capital deficit of $(5,683,025) compared to $(4,474,854) for same period in 2007.  As a result of our financial condition as of June 30 2008, our auditor’s report reflects the fact that without the realization of additional capital, it would be unlikely for us to continue as a going concern.  Therefore the ability of the Company to operate as a going concern is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to develop its production for commercialization so that it can generate positive cash flow from operations.

Management is taking the following steps to address this situation: (a) to seek additional investors to attain additional capital to support our operations; (b) to negotiate the sale of our ownership interest in PDL which will (i) decrease our expenses related to the development of the PDL technologies and (ii) realization of capital from the sale of the assets; (c) we plan to raise a minimum of $2,000,000 through a private placement offering of the Company’s stock which we will initiate in August of 2008 in Doing so we hired Doherty & Company, LLC on July 15, 2008 as a placement agent and advisor; and (d) commercialization of our Mammastatin Serum Assay which we hope to offer for sale in the first quarter of 2009 and hope to generate revenue to support operations going forward.  Our ability to commercialize the MSA and initiate sales of the test in the first quarter of 2009 is contingent upon raising a minimum of $2,000,000 by September 30, 2008.

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

Liquidity and Capital Resources at June 30, 2008 and December 31, 2007.

The following table summarizes current assets, liabilities and working capital at June 30, 2008 compared to December 31, 2007.

	June 30, 2008	December 31, 2007

Current Assets	$101,214	$2,502

Current Liabilities	$5,784,239	$5,174,506

Working Capital (Deficit)	$(5,683,025)	$(5,172,004)

We incurred a net loss of ($961,360) for the quarter ended June 30, 2008 compared to ($1,370,351) for the same period in 2007 which was a decrease of $591,009. When compared to the same period the year before.

As Abviva is currently structured, we expect to incur continuing losses from the operation of Biomedical Diagnostics, LLC.

In the six months ended June 30, 2008 we engaged in the following financing activities to fund operations:

o

On January 7, 2008 the Company entered into an unsecured promissory notes totaling $10,000, bearing interest at a rate of 18% per. Per the agreement, the Company issued a total of 62,500 shares of the Company’s par value common stock as a financing fee in the amount of $2,500.  The note is due and payable on April 8, 2008.  As of June 30, 2008 this note had been paid off and has a balance of zero.

o

On March 25, 2008, the company entered into an unsecured convertible promissory note totaling $32,000, with Robert Lutz, a director of ours, bearing interest at a rate of 18% per annum with the entire principal balance due on June 16, 2008. Per the agreement, the Company agreed to issue a total of 200,000 shares of the Company’s par value common stock as a financing fee.

o

During the first and second quarters of 2008, the Company received advances of $26,100 from eFund Capital Management, LLC.  The Company and eFund are currently negotiating a financing agreement to cover the monies advanced by eFund; however, the agreement was not  finalized as of June 30, 2008.  The Company has accounted for the advances under the same terms as eFund’s debenture with the Company dated November 15, 2008.  As of June 30, 2008 there is outstanding principal due of $23,100 and accrued interest of $1,021.

o

On April 17, 2008 the Company entered into an unsecured promissory notes totaling $10,000, bearing interest at a rate of 18% per. Per the agreement, the Company issued a total of 62,500 shares of the Company’s par value common stock as a financing fee in the amount of $2,500.  The note is due and payable on June 18, 2008.

o

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

As of June 30, 2008, we had cash on hand of approximately $101,214 and a working capital deficiency of $(5,683,025). Cash on hand is not sufficient to meet our current needs.

Our current plan of operation calls for an equity financing of at least $2,000,000 to be utilized in commercializing our Mammastatin Serum Assay. Consequently, we will be required to seek additional capital in the future to fund growth and expansion through additional equity or debt financing, registered primary equity offering and/or to partner with or enter into joint development and distribution arrangements with an established biomedical company. Currently, we are pursuing a new line of financing. At the time of this filing we have not initiated any new financing. No assurance can be made that such financing will be completed.

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

The Company’s future operations are dependent upon the Company's ability to remain compliant with its medical technology license agreement with the University of Michigan, obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from its investments. Furthermore, the Company's equity investments may require additional funding from the Company to continue research and development and other operating activities. As of June 30, 2008, the Company is considered to be in the development stage as the Company has not commenced planned operations, or begun to generate revenues. The Company’s ability to continue as a going concern is in doubt because it has not generated revenues, and has experienced negative cash flow from operations and is not in compliance with the repayment terms of certain promissory note obligations. The Company had a working capital deficiency of $(5,683,025) as at June 30, 2008. The Company does not have sufficient working capital to sustain operations until the end of the year and is in immediate need of cash financing. The Company is currently looking to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms. If the Company is unable to obtain required financing, it may have to reduce or cease operations or liquidate certain assets.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our  management evaluated, with the participation of our Chief Executive Officer and  our  Principal  Accounting Officer, the effectiveness of our disclosure controls and  procedures  as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Principal  Accounting Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we  file  or  submit  under the Securities Exchange Act of 1934 (i) is recorded, processed,  summarized  and  reported  within  the  time  periods specified  in Securities  and Exchange Commission rules and forms, and (ii) is accumulated and communicated  to  our  management, including our Chief Executive Officer and our Principal  Accounting Officer,  as  appropriate  to allow timely decisions regarding required  disclosure.  Our  disclosure  controls  and procedures are designed to provide  reasonable  assurance  that  such  information  is  accumulated  and communicated  to  our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is  expressed  at  the level of reasonable assurance that the control system, no matter  how  well  designed  and  operated, can provide only reasonable, but not absolute,  assurance  that  the  control  system's  objectives  will  be  met.

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

We have operated since our inception as a research and development entity and have accordingly incurred losses from operations. We incurred a net loss of ($961,360) for the quarter ended June 30, 2008 compared to ($1,464,701) for the same period in 2007 which was a decrease of $591,009. When compared to the same period the year before. As of June 30, 2008, we had cash on hand of approximately $101,214 and a working capital deficiency of $(5,683,025). Cash on hand is not sufficient to meet our current needs.

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

As a result of our deficiency in working capital at June 30, 2008 and other factors, our auditors have included an explanatory paragraph in their audit report regarding substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments as a result of this uncertainty. The going concern qualification may adversely impact our ability to raise the capital necessary for the continuation of operations.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On March 25, 2008 the Company entered into an unsecured promissory notes totaling $32,000. Per the agreement, the Company authorized the issue of 200,000 shares of the Company’s par value common stock as a financing fee in the amount of $8,000.  These shares were issued on April 4, 2008.

On April 4, 2008 the Company issued 465,000 shares of common stock in lieu of past board of director fees to Jon Atzen in the amount of $23,204.

On April4, 2008 the Company issued 200,000 shares of common stock as stock grants for consulting services in the amount of $7,980.

On April 8, 2008 the Company issued 50,000 shares of common stock as stock grants for accounting services in the amount of $1,500.

On May 13, 2008, the Company issued 25,000 shares of common stock as stock grants for accounting services in the amount of $750.

On May 13, 2008 the Company issued 11,418,657 shares of common stock to eFund Capital Management, LLC because eFund converted its $250,000 Convertible Debentured dated May 9, 2007 and received 11,418,657 shares of the Company’s common stock. The conversion price was $0.02625.

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

Item 3.

 Defaults Upon Senior Securities

The Company is in arrears on two of its 2001 and 2002 promissory notes in the amounts of $20,000 and $50,000, respectively. The original terms required full payment in 60 and 90 days respectively and bore interest rates of 5% and 12%. Each lender has demanded payment of the unpaid principal and accrued interest of. As of June 30, 2008 the Company has not made payment and is currently in default on each note, with accrued interest of $125,900.

On March 12 and 19, 2004, the Company completed a private placement for gross proceeds of $2,315,000 on the sale of certain securities (the “Bridge Securities”). The Bridge Securities sold are convertible notes carrying interest at the rate of 10% per annum due in thirteen months from issuance.  Each note is accompanied by warrants to purchase an additional five hundred shares for each $1,000 of face amount of notes purchased and expire 5 years from the date of issuance. The notes are repayable at the earlier of ten business days following the closing of the merger-related Take-Out Financing, or maturity, at 110% of the principal amount plus accrued interest increasing to 115% of the principal amount if a registration statement is not yet effective, the interest on the convertible notes is payable in cash or common shares of the Company at the option of the Company. On March 9, 2005, the Company requested the note holders of the March 2004 private placement to convert, or defer their notes for one year as a condition to a pending financing whereby a minimum of 80% of the notes were required to be converted or deferred. On April 19, 2005, an additional proposal was sent to the note holders offering a reduced conversion and warrant price as well as a 25% return of these original investments. Those exercise prices are subject to adjustment in connection with shares and warrants issued during a senior financing, as well as in the event of stock splits, stock dividends or similar events.  On June 15, 2006, the note holders elected to convert $1,397,500 in principal and $88,742 in interest to 7,325,950 shares of the Company’s $.0001 par value common stock. The principal balance was converted at $0.20 per share and interest at $0.26 per share. Additionally, the Company issued 1,397,500 shares of its common stock valued at $0.25 per share to all note holders who elected to convert. During 2006 the Company recorded financing expense totaling $349,375.  In July of 2007 the company issued 2,393,940 of its common shares for accrued interest of $99,542.  In August of 2007 the company issued 700,000 shares of its common stock for reduction of $50,000 of principal.  The remaining principal balance at June 30, 2008 is $867,500 and accrued interest of $88,397.  This note is currently in default.

During August through March 2005, the Company raised $151,647 through the issuance of promissory notes to third parties. The notes bear interest from 5% per month to 10% per annum, are unsecured and mature ninety (90) to one hundred fifty (150) days after funds are advanced. Warrants to acquire 35,000 common shares were issued as consideration for the loans. The fair value of the warrants of $31,580 has been recorded as a discount to the promissory notes and is being amortized over the term of the notes to interest expense. During the year ended December 31, 2003, the Company issued 25,900 share purchase warrants exercisable at $0.75 per share to extend maturity date to August 31, 2005. The fair value of the warrants of $10,164 has been recorded as interest expense. As of June 30, 2008, the remaining loan balance is $151,647, and accrued interest of $126,824.  On June 4, 2007 the company issued 200,000 shares of its common stock at $.20 in consideration for the extension of one of the note payables.  The note was extended until the end of June 2007 and it is currently in default.

During 2005, the Company raised a further $358,000 through the issuance of promissory notes. The notes bear interest from 10% to 18% per annum, are unsecured and mature ninety (90) to two hundred seventy (270) days after funds are advanced. Warrants to acquire 187,500 common shares were issued as consideration for certain of these loans. The warrants are exercisable at $0.20 per common share. The fair value of the warrants of $12,056 has been recorded as a discount to the promissory notes and has been fully amortized to interest expense for the period to December 31, 2006. The carrying value of promissory notes of $70,000 at the time of issuance was determined by discounting the future stream of interest and principal payments at the prevailing market rate for a similar liability that does not have an associated equity component. The balance of $105,000 was allocated to the conversion option included in shareholders’ equity. The discount on the face value of the convertible note is being accrued over the term of the debt. On March 15, 2006, the Company repaid $75,000 of principal, and interest totaling $5,600. And, on October 11, 2006, the $175,000 of principal, and $20,137 of interest was converted by the note holder into 1,951,379 shares of common stock. As of June 30, 2008, the remaining principal balance was $100,000, with accrued interest of $30,500.  This note is currently in default.

During 2006, the Company entered into an agreement to issue Bridge Notes in the principal amount of $1,000,000 bearing interest at 12% per annum payable 90 days after the issuance date. The Company has raised a total of $1,000,000. Pursuant to the note agreement, each investor in the Notes shall receive the number of shares of common stock of the Company equal to 2½ times the principal amount of the Note purchased. On June 15, 2006, the Company issued 2,500,000 shares of its par value common stock to the Bridge note holders. The Company recorded financing expenses totaling $650,000, the fair value of the underlying shares. As of December 31, 2006, the notes are in default and accruing a default rate of interest in the amount of 18% per annum. On January 8, 2007 $25,000 in principal was repaid.  In July of 2007 the company issued 3,440,145 of its common shares for accrued interest of $218,257.   The remaining principal balance at June 30, 2008 is $975,000 and accrued interest of 130,787.  This note is currently in default.

On March 31, 2006, the Company established promissory notes in the amount of $165,000 from three former officers of the company for unpaid compensation previously recorded as accrued expenses. Interest accrues on the loan at a rate of 6% per annum and matured on June 30, 2006. The company made principal payments totaling $27,000. The remaining loan balance at June 30, 2008 is $138,000. The notes are currently in default and accruing interest at a default rate of 10% per annum with accrued interest of $26,439 as of June 30, 2008.

On March 31, 2006, the Company entered into “Termination and Convertible Promissory” notes with three former officers and one former employee of the Company (“Convertible notes payable, related party”), whereby the Company has agreed to provide severance in the total amount of $24,000 per month for a period of 12 months. The severance shall accrue monthly in the form of a note bearing interest at a rate of 6% per annum and maturing on April 1, 2007. Each note is convertible in shares of the Company’s common stock based on the current quoted market rate at the time of conversion. At December 31, 2006 the Company had an accrued balance of $112,300, and a related derivative liability in the amount of $155,676.   As of December 31, 2007 the warrants had expired and the company reported an unrealized loss related to the adjustment of the derivative liability in the amount of $(30,530).  As of June 30, 2008 the outstanding balance was $288,000 with accrued interest of $62,630.  This note is currently in default.

On July 8, 2006, the Company entered into two unsecured promissory notes totaling $150,000, bearing interest at a rate of 0% per annum with the entire principal balance due upon completion of financing. Per the agreement, the Company issued a total of 300,000 shares of the Company’s par value common stock as a financing fee in the amount of $60,000 in 2006.  As of June 30, 2008 the outstanding balance was $150,000. This note is currently in default.

On July 21, 2006, the Company entered into an unsecured promissory note totaling $100,000, bearing interest at a rate of 0% per annum with the entire principal balance due upon completion of financing. Per the agreement, the Company issued a total of 200,000 shares of the Company’s par value common stock as a financing fee in the amount of $40,000. The note is due and payable on February 2, 2008.  As of June 30, 2008 the note had an outstanding balance of $100,000.  This note is currently in default.

On July 21, 2006, the Company entered into an unsecured promissory note totaling $50,000, bearing interest at a rate of 0% per annum with the entire principal balance due upon completion of financing. Per the agreement, the Company issued a total of 100,000 shares of the Company’s par value common stock as a financing fee in the amount of $20,000. The note is due and payable on February 2, 2008.  As of June 30, 2008 the note had an outstanding balance of $50,000.  This note is currently in default.

On November 10, 2006 the Company entered into an unsecured promissory note totaling $99,967, bearing interest at a rate of 7% per annum with the entire principal balance due on October 31, 2007.  As of June 30, 2008 the note had an outstanding balance of $99,967 and accrued interest of $11,662.  This note is currently in default.

On November 2, 2007, the Company entered into an unsecured promissory notes totaling $40,000, bearing interest at a rate of 18% per annum with the entire principal balance due upon completion of financing. Per the agreement, the Company issued a total of 200,000 shares of the Company’s par value common stock as a financing fee in the amount of $6,560. The note is due and payable on February 2, 2008.  As of June 30, 3008 the note had an outstanding balance of $40,000 and accrued interest of $4,764. This note is currently in default.

On November 15, 2007, the Company entered into an unsecured convertible debenture agreement totaling $250,000, bearing interest at a rate of 12% per annum, compounded daily, with the entire principal balance due on May 15, 2008.  The note is convertible into the Company’s common stock at a conversion price of five cents ($.05) per share.  Per the agreement, the Company issued 10 shares of the Company’s Series C Convertible Preferred stock as a financing fee.   As of June 30, 2008 the note had a balance due of $250,000 and accrued interest of $21,398.  Using the Black-Scholes calculation the company recorded an estimate of share based compensation of $109,200 in 2007.  This note is currently in default.

On December 4, 2007, the Company entered into an unsecured promissory note totaling $50,000, bearing interest at a rate of 18% per annum with the entire principal balance due upon completion of financing. Per the agreement, the Company issued a total of 250,000 shares of the Company’s par value common stock as a financing fee in the amount of $8,200.  The note is due and payable on March 4, 2008.  As of June 30, 2008 the note had an outstanding balance of $50,000 and accrued interest of $4,416.  This note is currently in default.

On March 25, 2008 the Company entered into an unsecured promissory notes totaling $32,000, bearing interest at a rate of 18% per annum. Per the agreement, the Company issued a total of 200,000 shares of the Company’s par value common stock as a financing fee in the amount of $8,000.  The note is due and payable on June 18, 2008.  As of June 30, 2008 the note had an outstanding balance of $32,000 and accrued interest of $2,880.  This note is currently in default.

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

Item 4.

 Submission of Matters to a Vote of Security Holders

None.

Item 5.

 Other Information

None.

Item 6.  Exhibits

			Incorporated by Reference
Exhibit	Exhibit Description	Filed herewith	Form	Exhibit	Filing date
2.1	Merger Agreement with Corgenix Medical Corporation		10-KSB	2.1	4/14/2004
2.2	Amended and Restated Plan of Merger		S-3	2.2	4/26/2004
2.3	Merger Agreement between Corgenix, Efoora, Prion Developmental Laboratories, and Genesis Bioventures, Inc.		8-K	2.3	6/2/2004
2.4	Settlement Agreement with Biotherapies, Paul Ervin and Genesis Bioventures, Inc.		8-K	2.4	6/18/2004
2.5	Amended Agreement and Plan of Merger between Corgenix and Genesis Bioventures, Inc.		8-K	2.5	1/6/2005
2.6	Letter of Termination of Merger from Corgenix		8-K	2.6	1/19/2005
2.7	Merger agreement between		14A-DEF	A and D	8/31/2007
	Genesis Bioventures, Inc., NY and
	Genesis Bioventures, Inc., NV
3(i)(a)	Restated Certificate of Incorporation		10-SB	3.1	8/13/1999
3(i)(b)	Amendment to Certificate of Incorporation		10-SB	3.2	10/14/1999
3(ii)	Amended and Restated Bylaws		8-A12B	3.2	12/18/2000
3.2	Amended and Restated Certificate		14A-DEF	B	8/31/2007
	Of Incorporation
3.3	Amended and Restated Bylaws		14A-DEF	C	8/31/2007
4.1	Class A Convertible Preferred Stock Definition		10-SB	3.2	10/14/1999
4.2	Specimen Form of Stock Certificates		8-A12B	4.1	12/18/2000
4.3	Convertible Note		8-K	4.1	3/24/2004
4.4	Warrant Certificate		8-K	4.1	3/24/2004
4.5	Convertible Promissory Note with Corgenix		8-K	4.2	3/12/2004
4.6	Warrant Certificate		8-K	4.1.1	9/23/2004
4.7	Convertible Promissory Note with Firebird Global Master Fund II, Ltd		8-K	4.8	2/8/2007
4.8	Subscription Agreement with Firebird Global Master Fund II, Ltd		8-K	4.9	2/8/2007
4.9	Convertible Debenture with eFund Capital Management, LLC		8-K	10.1	5/15/2007
4.1	Certificate of Designation for Series C Convertible Preferred Stock.		10-QSB	4.1	8/20/2007
4.11	Convertible Debenture with eFund Capital Management LLC.		10-QSB	4.11	11/19/2007
4.12	Convertible Promissory Note with Firebird Global Master Fund II, Ltd		10-Q	4.12	4/15/2008
4.13	Subscription Agreement with Firebird Global Master Fund II, Ltd		10-Q	4.13	4/15/2008
10.1	Joint Venture Agreement and Limited Liability Company Operating Agreement of Biomedical Diagnostics, LLC		10-SB	10.1	8/13/1999
10.2	Amended and Restated Limited Liability Company Operating Agreement of Biomedical Diagnostics, LLC		10-SB	10.2	10/14/1999
10.3	Management Services Agreement between BioLabs, Inc. and Tynehead Captial Corp		10-SB	10.3	10/14/1999
10.4	Letter Agreement with DynaMed, Inc.		10-SB/A	10.4	12/8/1999
10.5	Stock Option Agreement under the Amended and Restated BioLabs Stock Option Plan		S-8	10.5	4/27/2000
10.6	Amended and Restated Stock Option Plan		S-8	10.6	4/27/2000
10.7	Warrant to Purchase Shares		S-8	10.7	4/27/2000
10.8	Investment Agreement between Prion Developmental Laboratories, Effora, Inc. and BioLabs, Inc.		8-K	99.1	9/8/2000
10.9	Warrant issued by Prion Developmental Laboratories in favor of BioLabs, Inc.		8-K	99.2	9/8/2000
10.1	Purchase and Sale Agreement between BioLabs, Inc., DynaMed, Inc., Antony Dyakowski, Elio Gugliemi, Kevin O’Farrell and Roberts Soon		8-K	99.1	12/20/2000
10.11	Year 2000 Stock Option Plan, 2001 Stock Incentive Plan and Stock Option Grants Outside of Plan		S-8	4.1	12/4/2001
10.12	2001 Stock Incentive Plan		S-8	4.2	12/4/2001
10.13	Purchase Agreement between Genesis Bioventures, Inc. and Biotherapies, Inc.		8-K	99.1	12/17/2001
10.14	Mammastatin Sublicense Agreement between Genesis Bioventures, Inc. and Biotherapies, Inc.		8-K	99.2	12/17/2001
10.15	P&O Technology License Agreement between Genesis Bioventures, Inc. and Biotherapies, Inc.		8-K	99.3	12/17/2001
10.16	GBS 2002 Consulting Services Plan		S-8	10.1	10/2/2002
10.17	GBS 2002 Stock Award Plan		S-8	10.1	3/5/2003
10.18	Service Agreement between ARUP and Biomedical Diagnostics, Inc.		10-KSB/A	10.19	9/10/2004
10.19	Non-Disclosure Agreement with University of Michigan		10-KSB/A	10.2	9/10/2004
10.2	Engagement Agreement between Genesis Bioventures, Inc. and Experigen Management Company		8-K	10	4/13/2006
10.21	Exclusive Distribution and License Agreement between Prion Developmental Laboratories, Inc. and Genesis Bioventures, Inc.		10-KSB	10.21	4/18/2006
10.22	Exclusive Distribution Agreement between Prion Developmental Laboratories, Inc. and Genesis Bioventures, Inc.		10-KSB	10.22	4/18/2006
10.23	Amendments to University of Michigan License Agreement		10-KSB	10.23	4/18/2006
10.24	Amendment to University of Michigan License Agreement		10-KSB	10.24	4/18/2006
10.25	Consulting Agreement between the Company and eFund Capital Management, LLC		10-QSB	10.25	8/20/2007
10.26	2007 Consultant Stock Plan		14A-DEF	E	8/31/2007
10.27	Non-employee Executive CEO Agreement with Experigen Management Company, LLC		8-K	10.4	12/20/2007
10.28	Letter of Intent between Abviva and the Receiver for Efoora		8-K	10.3	12/20/2007
10.29	Promissory Note with Victor Voebel		8-K	10.1	12/20/2007
10.3	Promissory Note with Robert Lutz		8-K	10.2	12/20/2007
10.31	Promissory Note with Robert Lutz		10-KSB	10.31	4/15/2008
10.32	Promissory Note with Victor Voebel		10-KSB	10.32	4/15/2008
14	Code of Ethics		10-KSB	14	4/14/2004
21.1	List of Subsidiaries		10-KSB	21.1	4/15/2008
31.1 & 31.2	Certification of Douglas C. Lane pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1 & 32.2	Certification of Douglas C. Lane pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABVIVA, INC.

By: /s/ Douglas Lane

Douglas C. Lane, Chief Executive Officer

Date: August 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Douglas Lane Douglas C. Lane	Chief Executive Officer & Chairman & Principal Accounting Officer	August 14, 2008

/s/ Jeffrey Conrad	Director	August 14, 2008
Jeffrey Conrad

/s/ Robert Lutz	Director	August 14, 2008
Robert Lutz

/s/ Victor Voebel	Director	August 14, 2008
Victor Voebel, Jr.

/s/ Barrett Evans	Director	August 14, 2008
Barrett Evans