Form 10KSB/A
period 2007-12-31
ABVIVA INC
filed 2008-09-12
CIK 1084966

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM  8A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-KSB, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934).  Based  on  that  evaluation,  our  Chief Executive Officer and Principal Accounting Officer  concluded  that  our  disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we  file  or  submit  under the Securities Exchange Act of 1934 (i) is recorded, processed,  summarized  and  reported  within  the  time  periods  specified  in Securities  and Exchange Commission rules and forms, and (ii) is accumulated and communicated  to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting.  Management's  assessment  of the effectiveness  of our internal control over financial reporting is expressed at the  level  of  reasonable assurance that the control system, no matter how well designed  and operated, can provide only reasonable, but not absolute, assurance that  the  control  system's  objectives  will  be  met.  Thus, our failure to include Management’s Report on Internal Control over Financial Reporting rendered our disclosure control procedures not effective for the fiscal year 2007.  Management is taking all the necessary steps to rectify the problem and to ensure that our disclosure control and procedures are designed and operated effectively as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

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

GENESIS BIOVENTURES, INC.

By: /s/ Barrett Evans

Barrett Evans, Interim Chief Executive Officer

Date: September 11, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Barrett Evans	Chief Executive Officer & Chairman	September 11, 2008
Barrett Evans	(Principal Executive Officer & Principal Financial Officer)

/s/ Jeffrey Conrad	Director	September 11, 2008
Jeffrey Conrad

GENESIS BIOVENTURES, INC.

Index To Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets, December 31, 2007 and 2006	F-2

Consolidated Statements of Operations for the Years Ended December 31, 2007 and 2006	F-3

Consolidated Statement of Stockholders' Equity for the Years Ended December 31, 2007 and 2006	F-4 – F-11

Consolidated Statements of Cash Flows for the Year Ended December 31, 2007 and 2006	F-12 – F-13

Notes to Consolidated Financial Statements	F-14 – F-41

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