Form 10KSB/A
period 2007-12-31
ABVIVA INC
filed 2008-09-15
CIK 1084966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934-

Commission file number 1-16291

Abviva, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	26-1327790
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

110 Pine Ave, Suite 1060
Long Beach, California	90802
(Address of principal executive offices)	(Zip Code)

(562) 983-0660

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