Form 10-Q
period 2008-09-30
ABVIVA INC
filed 2008-11-19
CIK 1084966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-16291

ABVIVA, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	26-1327790
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

110 Pine Ave., Suite 1060

Long Beach, California 90802

(Address of principal executive offices)

(562) 221-0341

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the registrant’s classes of common stock, as of November 14, 2008 was: 6,817,793.

ABVIVA, INC.

10-Q

TABLE OF CONTENTS

Part I

Item 1.	Financial Statements	6
Item 2.	Managements discussion and Analysis of Financial Condition and Results of Operation	41
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47
Item 4.	Controls and Procedures	47

Part II

PART 1 – FINANCIAL INFORMATION

Item 1.

Financial Statements

ABVIVA, INC.

10-Q

W. T. UNIACK & CO. CPA’S, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

1003 Weatherstone Pkwy., Ste. 320     12600 Deerfield Pkwy., Ste 100

Woodstock, GA  30188       Alpharetta, GA  30004

Phone: 770-592-3233       Phone: 678-566-3774

______________________________________________________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Abviva, Inc.

Costa Mesa, CA

We have reviewed the accompanying balance sheet of Abviva, Inc. as of September 30, 2008, and the related statements of operations and cash flows for the three to nine month periods ended September 30, 2008. These financial statements are the responsibility of the Company’s management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

W.T. UNIACK & CO, CPA’s, P.C.

November 19, 2008

Abviva, Inc.
FKA Genesis Bioventures, Inc.
(a Development Stage Company)
Consolidated Balance Sheets

	Unaudited
	September 30,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$ 1,009	$ 2,502
Total current assets	1,009	2,502
Fixed assets, net of accumulated Depreciation	0	0
Other assets:
Medical technologies and licenses, net	301,341	1,657,332
Deposits	4,327	4,327
Total other assets	305,668	1,661,659
Total Assets	$ 306,677	$ 1,664,161

Liabilities and Stockholders' (Deficit)
Current liabilities:
Accounts payable	$ 1,131,113	$ 796,712
Accrued expenses	880,666	770,514
Accrued expenses, related parties	253,433	182,134
Notes Payable	2,314,114	2,214,147
Notes payable, related parties	844,100	1,211,000
Total current liabilities	5,423,426	5,174,507
Total Liabilities	5,423,426	5,174,507

Stockholders (Deficit):
Preferred series A stock, $0.0001 par value, 100,000,000
shares authorized 63,262 shares issued and outstanding	6	6
Preferred series C stock, no par value, 400 Shares
authorized 110 shares issued and outstanding, with 60 authorized but un-issued	-	-
Common stock, $0.0001 par value, 100,000,000
shares authorized, 5,931,125 and 5,257,125
issued and outstanding at September 30, 2008
and December 31, 2007, respectively	593	526
Shares authorized and unissued	621,613	36,034
Prepaid share-based compensation	-	(11,774)
Additional paid-in capital	56,491,229	56,050,853
(Deficit) accumulated during development stage	(62,043,017)	(59,398,818)
Accumulated other comprehensive Income (loss)	(187,173)	(187,173)
Total Stockholders Deficit	(5,116,749)	(3,510,346)
Total Liabilities and Stockholders Deficit	$ 306,677	$ 1,664,161

See Accountants’ review report

Abviva, Inc.
FKA Genesis Bioventures, Inc.
(a Development Stage Company)
Consolidated Statements of Operations
for the three and nine month periods ended September 30, 2008 and 2007 and for the period September 19, 1994(Inception) to September 30, 2008
Unaudited

	Un-audited		Un-audited		September 19, 1994 (inception) to
	Three month period ended		Nine month period ended		September 30,
	2008	2007	2008	2007	2008
					(RESTATED)

Revenue	$ -	$ -	$ -	$ -	$ -

Expenses:
Depreciation and amortization	445,997	452,043	1,355,991	1,356,129	12,650,673
Investor relations	-	13,721	24,756	25,322	2,588,172
Consulting and management fees	98,665	995,090	337,096	1,928,348	13,953,901
Rent	6,561	13,222	30,510	49,204	829,640
Professional fees	39,051	149,418	127,553	387,443	3,181,090
Financing costs	1,419	40,000	41,046	473,744	1,810,213
Acquired Research and development in process	-	-	-	-	750,000
Research and development	-	-	-	-	1,585,618
General and administrative expenses	59,216	47,238	297,251	173,965	6,080,631
Total expenses	650,909	1,710,732	2,214,203	4,394,155	43,429,938

Net Profit / (Loss) From Operations	(650,909)	(1,710,732)	(2,214,203)	(4,394,155)	(43,429,938)

Other income (expense):
Interest (expense)	(121,614)	(96,183)	(429,996)	(261,887)	(2,339,024)
Amortization of deemed discount	-	-	-	-	(5,130,707)
Unrealized gain related to adjustment of derivative to fair value of underlying securities	-	(53,849)	-	(30,530)	-
Beneficial conversion feature	-	(83,333)	-	(83,333)	(354,735)
Equity in loss of investments:
Prion Developmental Laboratories Inc	-	-	-	-	(2,636,553)
Biotherapies Incorporated	-	-	-	-	(5,437,610)
Biomedical Diagnostics	-	-	-	-	(3,357,253)
Gain on debt settlements	-	-	-	-	642,803
Net Profit / (Loss) Before Income Taxes	(772,523)	(1,944,097)	(2,644,199)	(4,769,905)	(62,043,017)
Income Tax Expense
Net Profit / (Loss)	$ (772,523)	$(1,944,097)	$(2,644,199)	$(4,769,905)	$ (62,043,017)

Per Share Information:
Basic and diluted weighted average number
of common shares outstanding	5,504,503	3,916,761	5,747,999	3,891,541

Net Profit / (Loss) basic and diluted
per common share	$ (0.140)	$ (0.496)	$ (0.460)	$ (1.226)

Abviva, Inc.
FKA Genesis Bioventures, Inc.
(a Development Stage Company)
Consolidated Statements of Comprehensive Income (loss)
for the three and nine month periods ended September 30, 2008 and 2007 and for the period September 19, 1994(Inception) to September 30, 2008
Unaudited

	Un-audited		Un-audited		September 19, 1994 (inception) to
	Three month period ended		Nine month period ended		September 30,
	2008	2007	2008	2007	2008

Net Profit / (Loss)	$ (772,523)	$(1,944,097)	$(2,644,199)	$(4,769,905)	$ (62,043,017)
Other Comprehensive Income / Loss
Foreign currency gain (loss)	-	-	-	-	(187,173)
Comprehensive Income / (Loss)	$ (772,523)	$(1,944,097)	$(2,644,199)	$(4,769,905)	$ (62,230,190)

See Accountants’ review report

Abviva, Inc.
FKA Genesis Bioventures, Inc.
(a Development Stage Company)
Consolidated Statements of Cash Flows
for the nine months ended September 30, 2008 and 2007
and For the Period September 19, 1994 (Inception) to September 30, 2008
Unaudited

	September 30,		September 20, 1994 (inception) to September 30,
	2008	2007	2008
			(Restated)
Cash flows from operating activities
Net (loss)	$ (2,644,199)	$ (4,769,905)	$ (62,043,017)
Adjustment to reconcile net (loss) to net			-
cash (used) by operating activities:			-
Depreciation and amortization	1,355,991	1,356,129	12,650,673
Asset impairment	27,221	36,000	446,178
In process research and development			750,000
Share-based issued for Services and Financing	237,795	2,541,481	18,978,189
Beneficial conversion feature		83,333	354,735
Equity in loss on investment Biomedical Diagnostics	-	-	3,357,253
Equity in loss on investment Biotherapies	-	-	5,437,610
Equity in loss on investment Prion Developmental Laboratories, Inc.	-	-	2,636,553
Stock appreciation rights plan	-	-	29,230
Accretion of convertible notes payable, related party	-		10,506
Deemed Discount on amortization of promissory Notes	-		5,130,707
Loss (gain) on debt settlement			(642,803)
Unrealized (gain) Loss related to adjustment of derivative to fair value of underlying securities	-	30,530	-
Decrease (increase) in assets:			-
Accounts receivable	-	(47,842)	-
Due from related party	(27,221)	(65,586)	(446,178)
Prepaid expenses	-	(771)	-
Other assets	-	-	-
Increase (decrease) in liabilities:			-
Accounts payable and Accrued Expenses	515,856	13,779	2,265,215
Net cash (used) by operating activities	(534,557)	(822,852)	(11,085,149)

Cash flows from investing activities
Purchase of property and equipment	-	-	(147,902)
Purchase of shares and bonds of Biotherapies, Inc.	-	-	(2,643,976)
Investment in Prion Development Laboratories	-	-	(2,636,553)

Acquisition of Biomedical Diagnostics, LLC, net of cash acquired	-	-	(2,696,756)
Cash acquired on consolidation	-	-	8,617
Investment in Biomedical Diagnostics	-	-	(3,000,000)
Investment in I.D. Certify, Inc	-	-	(800,160)
Increase in deferred financing costs	-	-	(379,008)
Purchase of short term investments	-	-	(441,511)
Redemption of short-term investments	-	-	441,511
Deposit on future acquisitions	-	-	(50,000)
Net cash (used) in investing activities	-	-	(12,345,738)

Cash flows from financing activities
Exercise of share purchase warrants	-	-	63,000
Exercise of stock options	-	-	385,803
Issuance of promissory notes	533,067	850,000	10,977,067
Repayment of promissory notes	-	-	(464,506)
Common stock issued for cash	-	-	6,529,047
Common stock subscriptions	-	-	562,750
Preferred stock issued for cash	-	-	5,565,911
Net cash provided by financing activities	533,067	850,000	23,619,072
Effect of exchange rate changes on cash and cash equivalents	-	-	(187,173)
Net (decrease) increase in cash	(1,490)	27,148	1,012
Cash - beginning of period	2,502	10,495	-
Cash - end of period	1,012	37,643	1,012

Supplemental disclosures:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

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

As of September 30, 3008, the Company is considered to be in the development stage as substantially all efforts are being directed towards the research and related development of medical diagnostics and the Company has not generated revenues from these principal business activities.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Biomedical Diagnostics, LLC (“Diagnostics”). The statement of operations includes the accounts of Diagnostics from November 30, 2001 (date of acquisition of control) to September 30, 2008. All significant inter-company accounts and transactions have been eliminated.

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

The Company accounts for its investments in which it does not have significant influence by the cost method. Under the cost method, the cost is adjusted for dividends received in excess of the Company’s pro rata share of post acquisition income, or when an “other than temporary” decline in value occurs.  As of September 30, 2008 there are no assets recorded.

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

Foreign currency:

The functional currency of the Company and its wholly-owned subsidiary is the United States dollar. Transactions in foreign currencies are translated into United States dollars at the rates in effect on the transaction date. Exchange gains or losses arising on translation or settlement of foreign currency denominated monetary items are included in the statement of operations.  For the nine months ended September 30, 2008 and 2007 the amounts recorded were $0 and $0 respectively.

 Cash and cash equivalents:

The Company considers all short-term investments, including investments in certificates of deposit, with a maturity date at purchase of three months or less to be cash equivalents.

Prepaid expenses:

As of September 30, 2008 there are no assets recorded.

Property and equipment:

Property and equipment are recorded at cost and are depreciated using the straight-line method over their estimated useful lives as follows:

Furniture and fixtures	5 years

Machinery and equipment	5 years

Office equipment	4 years

Computer hardware and software	2 - 3 years

Website development costs	2 years

Leasehold improvements	Lease term

As of September 30, 3008, there are no assets recorded.

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

The Company evaluates the recoverability of property and equipment and medical technology licenses whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company recognized an impairment loss if the projected undiscounted future cash flows is less than the carrying amounts. The amount of the impairment charge, if any, is measured equal to the excess of the carrying value over the asset's fair value, generally determined using the future operating cash flows discounted at the Company's cost of capital. The assessment of the recoverability of property and equipment and medical technology licenses will be impacted if estimated future cash flows differ from those estimates.

Research and development:

Research and development costs are expensed as incurred.

Loss per share:

Basic profit / (loss) per share is computed on the basis of the weighted average number of common shares outstanding.  At September 30, 2008 the Company had outstanding common shares of 5,931,125 and 886,667 shares to be issued for share based compensation, for a total of 6,817,793 used in the calculation of basic earnings per share.  Basic Weighted average common shares and equivalents at September 30, 2008 were 5,737,679.  For the period ended September 30, 2008, all of the Company's common stock equivalents were excluded from the calculation of diluted loss per common share because they were anti-dilutive, due to the Company's net loss in that period.

Stock-based compensation:

The Company has adopted the use of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS No. 123R), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. This Statement requires an entity to measure the cost of employee services received in exchange for an award of an equity instruments, which includes grants of stock options and stock warrants, based on the fair value of the award, measured at the grant date, (with limited exceptions). Under this standard, the fair value of each award is estimated on the grant date, using an option-pricing model that meets certain requirements. We use the Black- Scholes option-pricing model to estimate the fair value of our equity awards, including stock options and warrants. The Black-Scholes model meets the requirements of SFAS No. 123R; however the fair values generated may not reflect their actual fair values, as it does not consider certain factors, such as vesting requirements, employee attrition and transferability limitations. The Black-Scholes model valuation is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We estimate the expected volatility and estimated life of our stock options at grant date based on historical volatility; however, due to the thinly traded nature of our stock, we have chosen to use an average of the annual volatility of like companies in our industry. For the “risk-free interest rate”, we use the Constant Maturity Treasury rate on one year government securities. The term is equal to the time until the option expires. The dividend yield is not applicable, as the Company has not paid any dividends, nor do we anticipate paying them in the foreseeable future. The fair value of our restricted stock is based on the market value of our free trading common stock, on the grant date calculated using a 20 trading day average. At the time of grant, the share based-compensation expense is recognized in our financial statements based on awards that are ultimately expected to vest using historical employee attrition rates and the expense is reduced accordingly.  It is also adjusted to account for the restricted and thinly traded nature of the shares.  The expense is reviewed and adjusted in subsequent periods if actual attrition differs from those estimates. We re-evaluate the assumptions used to value our share-based awards on a quarterly basis and if changes warrant different assumptions, the share-based compensation expense could vary significantly from the amount expensed in the past. We may be required to adjust any remaining share-based compensation expense, based on any additions, cancellations or adjustments to the share based awards. The expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.  For the nine months ended September 30, 2008 we recognized $25,500 of share based compensation.

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

The Company’s future operations are dependent upon the Company’s ability to remain compliant with its medical technology license agreement with the University of Michigan, obtain third party financing in the form of debt and equity, and ultimately to generate future profitable operations or income from its investments. Furthermore, the Company’s equity investments may require additional funding from the Company to continue research and development and other operating activities. As of September 30, 2008, the Company is considered to be in the development stage as the Company has not commenced planned operations, or begun to generate revenues. The Company’s ability to continue as a going concern is in doubt because it has not generated revenues, and has experienced negative cash flow from operations and is not in compliance with the repayment terms of certain promissory note obligations. The Company had a working capital deficiency of $(5,422,420) at September 30, 2008. The Company does not have sufficient working capital to sustain operations until the end of the year and is in immediate need of cash financing. The Company is currently looking to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms. If the Company is unable to obtain required financing, it may have to reduce or cease operations or liquidate certain assets.

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

Total consideration and advances paid or payable by the Company on this acquisition totaled $8,840,408. The Company paid Biotherapies $2,340,000 cash, including prepaid royalties and advances totaling $290,000, and issued126,202 shares of its common stock with a fair value of $4,719,936. The fair value of common shares represents the average quoted market value of the Company's common shares on the acquisition consummation date of November 30, 2001 and the two days preceding that date. On May 30, 2002, the six-month anniversary of the signing of the Purchase Agreement, the Company was required to make an additional cash payment to Biotherapies in the amount of $1,500,000. This obligation was been recorded at its estimated fair value, using a 12% discount rate, of $1,415,100. The discount of $84,900 was accreted through interest expense by the interest method over the period to May 30, 2002.

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

i .if the $1,500,000 had not been paid by September 1, 2002, then the Company was to transfer 8,244 common shares of Biotherapies capital stock to Biotherapies as of September 1, 2002; and

ii. if the $1,500,000 had not been paid by October 1, 2002, then the Company would transfer an additional 16,487 common shares of Biotherapies capital stock to Biotherapies as of October 1, 2002; and

iii.  if the $1,500,000 had not been paid by November 1, 2002, then the Company would transfer an additional 16,487 common shares of Biotherapies capital stock to Biotherapies as of November 1, 2002; and

iv. if the additional funds had not been paid by December 1, 2002, then the Company would transfer an additional 30,055 common shares of Biotherapies capital stock to Biotherapies as of December 1, 2002 and any further obligations of the Company to pay Biotherapies the $1,500,000 shall be deemed satisfied as of December 1, 2002.

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

On May 14, 2003, the Company signed a license agreement with the University of Michigan for the exclusive rights to the Mammastatin technology. The terms of the agreement were amended to require the licensee to issue fees of $150,000 due on or before February 29, 2004. The full amount of license issue fees was paid in March 2004. Other requirements include royalty fees of 3% - 5% of net sale revenues generated and 20% of revenue not based on net sales, annual license maintenance fees of $25,000 to $100,000, and milestone payments on meeting certain significant development targets. Failure of the Company to meet any payment, including any extension provided within the agreement, allows the University to terminate the agreement. If the agreement is ultimately terminated and the Company’s access to the Mammastatin technology is not re-established, the Company will likely be required to recognize an impairment in the value of its medical technology licenses which totals $1,657,332 at December 31, 2007 and $301341 at September 30, 2008.

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

Note 4 – Commitment and Contingencies

On March 26, 2008 Resland Development Corporation (“Resland or Plaintiff”) filed a law suit against the Company in the Supreme Court of British Columbia claiming the Company was in default regarding a promissory note between the Company and Resland dated March 25, 2005 in the amount of $100,000 which was to be secured by the receivable by Corgenix Medical Corporation and upon the Company securing a majority interest in Prion Development Laboratories, Inc. (“PDL”) the Company would grant Plaintiff would acquire all marketing and distribution rights to all products of PDL in the territory of Canada.  Plaintiff is seeking repayment of the promissory note in the amount of $120,000, a declaration that the Plaintiff is entitled to immediate grant of the PDL rights and for costs. The Company responded to the complaint which it filed on May 16, 2008.  The Company may receive an unfavorable ruling which would have a material adverse impact on our financial condition, results of operations, or liquidity of the period in which the ruling occurs, or future periods.  Resland and the Company are currently in settlement discussions.

The Company leases facilities in California and Michigan under month to month operating lease agreements. Rent expense was $47,295 and $49,204 for the nine months ended September 30, 2008 and 2007 respectively.

The Company has terminated its lease agreement on the leased space in Los Angeles, California.  The Company will have not future obligations under the lease beginning December 1, 2008.

Note 5 – Property and Equipment

The Company has adopted a policy whereby it expenses all capital expenditures under $5,000 and as of September 30, 2008, has no capitalized property, plant or equipment,

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

Pursuant to a Letter of Intent dated August 20, 2001 between the Company and Biotherapies, Inc., the Company issued 30,000 common shares with a fair value of $1,680,000 to Biotherapies Inc. which was deemed to be full payment for amounts owing under the amended and restated Operating Agreement. The fair value of the common shares represents the quoted market value at the date of their issuance. The Company accounted for this transaction as an additional investment in Biomedical Diagnostics, LLC.

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

Pursuant to the May 30, 2002 amendment to the Purchase Agreement, the Company transferred to Biotherapies, Inc. 71,271 common shares of the 108,315 common shares of Biotherapies, Inc. originally acquired, resulting in a reduction of the Company's ownership interest to 8.96% as at December 31, 2002. As a result, the Company has begun accounting for the investment under the cost method. In addition, during the year ended December 31, 2002, the Company determined that an other than temporary decline in value occurred and reduced the carrying value of its investment in Biotherapies, Inc. to $-0-.

(c)	Investment in Prion Developmental Laboratories, Inc.

	September 30,
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

Through September 30, 2008 the Company had advanced PDL $362,084 and accrued interest of $84,094 at a rate of 10% per annum.   The Company has accrued a reserve for probable un-collectibility in the amount of $446,178.

Note 7 – Medical Technology and Licenses

September 30,

	2008	2007

Medical License Technologies	$12,655,926	$12,655,926
Accumulated amortization	(12,354,585)	(10,546,597)
Medical License Technologies – Net	$301,341	$2,109,329

Pursuant to the acquisition of Biomedical Diagnostics, LLC, the Company acquired a license to utilize certain diagnostic technology for use in detecting various diseases including breast, ovarian and prostate cancers. Aggregate amortization expense for the nine months ended September 30, 2008 and 2007 is $1,355,991 and $1,355,991, respectively.

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

Note 8 – Promissory Notes Payable

A) On July 3 and October 3, 2001, the Company borrowed $500,000 and $100,000, respectively, from a private investor and major shareholder. Interest accrues on the loan at a rate of 10% per annum, compounded semi-annually and is secured by a promissory note. On October 30, 2001, a further $100,000 was advanced to the Company. The promissory note bears interest at 1% per month. As consideration for the loans, the Company issued 1,689 common share purchase warrants with an exercise price of $60.00 expiring October 1, 2003 and a warrant to acquire up to 12,500 common shares of the Company at $60.00 per share expiring May 30, 2003. The notes are due and payable on the earlier of ninety (90) days from the date funds are advanced or ten (10) days after the completion of a financing of not less than $5,000,000. The fair value of the warrants of $467,158 has been recorded as a discount to the promissory notes and has been amortized over the estimated period to maturity of the loans. As of September 30, 2008, the remaining principal balance was $0.

B) The Company is in arrears on two of its 2001 and 2002 promissory notes in the amounts of $20,000 and $50,000, respectively. The original terms required full payment in 60 and 90 days respectively and bore interest rates of 5% and 12%. Each lender has demanded payment of the unpaid principal and accrued interest of. As of September 30, 2008 the Company has not made payment and is currently in default on each note, with accrued interest of $130,400.

C) On March 12 and 19, 2004, the Company completed a private placement for gross proceeds of $2,315,000 on the sale of certain securities (the “Bridge Securities”). The Bridge Securities sold are convertible notes carrying interest at the rate of 10% per annum due in thirteen months from issuance.  Each note is accompanied by warrants to purchase an additional twenty-five shares for each $1,000 of face amount of notes purchased and expire 5 years from the date of issuance. The notes are repayable at the earlier of ten business days following the closing of the merger-related Take-Out Financing, or maturity, at 110% of the principal amount plus accrued interest increasing to 115% of the principal amount if a registration statement is not yet effective, the interest on the convertible notes is payable in cash or common shares of the Company at the option of the Company. On March 9, 2005, the Company requested the note holders of the March 2004 private placement to convert, or defer their notes for one year as a condition to a pending financing whereby a minimum of 80% of the notes were required to be converted or deferred. On April 19, 2005, an additional proposal was sent to the note holders offering a reduced conversion and warrant price as well as a 25% return of these original investments. Those exercise prices are subject to adjustment in connection with shares and warrants issued during a senior financing, as well as in the event of stock splits, stock dividends or similar events.  On June 15, 2006, the note holders elected to convert $1,397,500 in principal and $88,742 in interest to 360,298 shares of the Company’s $.0001 par value common stock. The principal balance was converted at $4.00 per share and interest at $5.20 per share. Additionally, the Company issued 69,875 shares of its common stock valued at $5.00 per share to all note holders who elected to convert. During 2006 the Company recorded financing expense totaling $349,375.  In July of 2007 the Company issued 119,697 of its common shares for accrued interest of $99,542.  In August of 2007 the Company issued 35,000 shares of its common stock for reduction of $50,000 of principal.  The remaining principal balance at September 30, 2008 is $867,500 and accrued interest of $110,075.  This note is currently in default.

D) During August through March 2005, the Company raised $151,647 through the issuance of promissory notes to third parties. The notes bear interest from 5% per month to 10% per annum, are unsecured and mature ninety (90) to one hundred fifty (150) days after funds are advanced. Warrants to acquire 1,750 common shares were issued as consideration for the loans. The fair value of the warrants of $31,580 has been recorded as a discount to the promissory notes and is being amortized over the term of the notes to interest expense. During the year ended December 31, 2003, the Company issued 1,295 share purchase warrants exercisable at $15.00 per share to extend maturity date to August 31, 2005. The fair value of the warrants of $10,164 has been recorded as interest expense. As of September, 2008, the remaining loan balance is $151,647, and accrued interest of $131,373.  On June 4, 2007 the Company issued 10,000 shares of its common stock at $4.00 in consideration for the extension of one of the note payables.  On September 30, 2008, the Holder of the note assigned the promissory notes to 553867 B.C. Ltd. and Aspenwood Holdings Corporation whereby 553867 B.C. Ltd. and Aspenwood Holdings Corporation agreed to extend the promissory notes for 18 months from September 30, 2008.

E) During 2005, the Company raised a further $358,000 through the issuance of promissory notes. The notes bear interest from 10% to 18% per annum, are unsecured and mature ninety (90) to two hundred seventy (270) days after funds are advanced. Warrants to acquire 9,375 common shares were issued as consideration for certain of these loans. The warrants are exercisable at $4.00 per common share. The fair value of the warrants of $12,056 has been recorded as a discount to the promissory notes and has been fully amortized to interest expense for the period to December 31, 2006. The carrying value of promissory notes of $70,000 at the time of issuance was determined by discounting the future stream of interest and principal payments at the prevailing market rate for a similar liability that does not have an associated equity component. The balance of $105,000 was allocated to the conversion option included in shareholders’ equity. The discount on the face value of the convertible note is being accrued over the term of the debt. On March 15, 2006, the Company repaid $75,000 of principal, and interest totaling $5,600. And, on October 11, 2006, the $175,000 of principal, and $20,137 of interest was converted by the note holder into 1,951,379 shares of common stock. As of September 30, 2008, the remaining principal balance was $100,000, with accrued interest of $33,000.  This note is currently in default.

F) During 2006, the Company entered into an agreement to issue Bridge Notes in the principal amount of $1,000,000 bearing interest at 12% per annum payable 90 days after the issuance date. The Company has raised a total of $1,000,000. Pursuant to the note agreement, each investor in the Notes shall receive the number of shares of common stock of the Company equal to 2½ times the principal amount of the Note purchased. On June 15, 2006, the Company issued 125,000 shares of its par value common stock to the Bridge note holders. The Company recorded financing expenses totaling $650,000, the fair value of the underlying shares. As of December 31, 2006, the notes are in default and accruing a default rate of interest in the amount of 18% per annum. On January 8, 2007 $25,000 in principal was repaid.  In July of 2007 the Company issued 172,008 of its common shares for accrued interest of $218,257.   The remaining principal balance at September 30, 2008 is $975,000 and accrued interest of $174,662.  This note is currently in default.

G) On March 22, 2006 the note holder elected to convert $700,000 in principal and $343,864 in interest to 260,966 shares of the Company’s $.0001 par value common stock at $4.00 per share. At September 30, 2008 the outstanding balance is $0.

H) On March 31, 2006, the Company established promissory notes in the amount of $165,000 from three former officers of the Company for unpaid compensation previously recorded as accrued expenses. Interest accrues on the loan at a rate of 6% per annum and matured on June 30, 2006. The Company made principal payments totaling $27,000. The remaining loan balance at September 30, 2008 is $138,000. The notes are currently in default and accruing interest at a default rate of 10% per annum with accrued interest of $29,889 as of September 30, 2008.

I) On March 31, 2006, the Company entered into “Termination and Convertible Promissory” notes with three former officers and one former employee of the Company (“Convertible notes payable, related party”), whereby the Company has agreed to provide severance in the total amount of $24,000 per month for a period of 12 months. The severance shall accrue monthly in the form of a note bearing interest at a rate of 6% per annum and maturing on April 1, 2007. Each note is convertible in shares of the Company’s common stock based on the current quoted market rate at the time of conversion. At December 31, 2006 the Company had an accrued balance of $112,300, and a related derivative liability in the amount of $155,676.   As of December 31, 2007 the warrants had expired and the Company reported an unrealized loss related to the adjustment of the derivative liability in the amount of $(30,530).  As of September 30, 2008 the outstanding balance was $288,000 with accrued interest of $68,390.  This note is currently in default.

J) The Company has accrued advances for operating expenses from a former officer of its wholly-owned subsidiary totaling $33,239 as of September 30, 2008. The advances are non-interest bearing and due on demand.

K) On July 8, 2006, the Company entered into two unsecured promissory notes totaling $150,000, bearing interest at a rate of 0% per annum with the entire principal balance due upon completion of financing. Per the agreement, the Company issued a total of 15,000 shares of the Company’s par value common stock as a financing fee in the amount of $60,000 in 2006.  As of September 30, 2008 the outstanding balance was $150,000. This note is currently in default.

L) On July 21, 2006, the Company entered into an unsecured promissory note totaling $100,000, bearing interest at a rate of 0% per annum with the entire principal balance due upon completion of financing. Per the agreement, the Company issued a total of 10,000 shares of the Company’s par value common stock as a financing fee in the amount of $40,000. The note is due and payable on February 2, 2008.  As of September 30, 2008 the note had an outstanding balance of $100,000.  This note is currently in default.

M) On July 21, 2006, the Company entered into an unsecured promissory note totaling $50,000, bearing interest at a rate of 0% per annum with the entire principal balance due upon completion of financing. Per the agreement, the Company issued a total of 5,000 shares of the Company’s par value common stock as a financing fee in the amount of $20,000. The note is due and payable on February 2, 2008.  As of September 30, 2008 the note had an outstanding balance of $50,000.  This note is currently in default.

N) On November 10, 2006 the Company entered into an unsecured promissory note totaling $99,967, bearing interest at a rate of 7% per annum with the entire principal balance due on October 31, 2007.  As of September 30, 2008 the note had an outstanding balance of $99,967 and accrued interest of $13,411.  This note is currently in default.

O) January 5, 2007, the Company entered into an unsecured convertible promissory note totaling $500,000, bearing interest at a rate of 18% per annum with the entire principal balance due on July 5, 2007.  The note is convertible into 125,000 shares at a conversion price of $4.00 per share.  Per the agreement, the

Company agreed to issue a total of 62,500 shares of the Company’s par value common stock as a financing fee in the amount of $87,500.  The financing fee is being amortized over the life of the loan, and as of December 31, 2007 finance fee of $87,500 has expensed.  On October 2, 2007 the Company issued 952,381 shares of its common stock as payment in full and 124,201 shares of its common stock as payment for accrued interest of $65,205.   As of September 30, 2008 the balance of this note was $0.

P) On May 9, 2007, the Company entered into an unsecured convertible debenture agreement totaling $250,000, bearing interest at a rate of 12% per annum, compounded daily, with the entire principal balance due on November 7, 2007.  The note is convertible into the Company’s common stock at a conversion price of the lesser of (i) 75% of the lowest closing bid price of the Common Stock for the fifteen trading day period prior to request for conversion; or, (ii) at eight cents ($.08) per share.  Per the agreement, the Company agreed to issue a total of 25,000 shares of the Company’s par value common stock as a financing fee, which were issued on August 7, 2007 and recorded to financing fee expense of $40,000. As of December 31, 2007 the note had a balance due of $250,000 and accrued interest of $20,432. Subsequently the note was converted into 570,933 shares of common stock. As a result the Company recorded the actual share based expense of $144,319 in 2007.

Q) On November 2, 2007, the Company entered into an unsecured promissory notes totaling $40,000, bearing interest at a rate of 18% per annum with the entire principal balance due upon completion of financing. Per the agreement, the Company issued a total of 10,000 shares of the Company’s par value common stock as a financing fee in the amount of $6,560. The note is due and payable on February 2, 2008.  As of September 30, 2008 the note had an outstanding balance of $40,000 and accrued interest of $6,564. This note is currently in default.

R) On November 15, 2007, the Company entered into an unsecured convertible debenture agreement totaling $250,000, bearing interest at a rate of 12% per annum, compounded daily, with the entire principal balance due on May 15, 2008.  The note is convertible into the Company’s common stock at a conversion price of one dollar ($1.00) per share.  Per the agreement, the Company issued 10 shares of the Company’s Series C Convertible Preferred stock as a financing fee.   Using the Black-Scholes calculation the Company recorded an estimate of share based compensation of $109,200 in 2007.  On September 4, 2008 eFund Capital Management, LLC converted the outstanding balance of the note and accrued interest of $27,349.90 into 277,350 shares of common stock of the issuer.

S) On December 4, 2007, the Company entered into an unsecured promissory note totaling $50,000, bearing interest at a rate of 18% per annum with the entire principal balance due upon completion of financing. Per the agreement, the Company issued a total of 12,500 shares of the Company’s par value common stock as a financing fee in the amount of $8,200.  The note is due and payable on March 4, 2008.  As of September 30, 2008 the note had an outstanding balance of $50,000 and accrued interest of $7,416.  This note is currently in default.

T) During the first and second quarters of 2008, the Company received advances of $26,100 from eFund Capital Management, LLC.  The Company and eFund are currently negotiating a financing agreement to cover the monies advanced by eFund; however, the agreement was not finalized as of September 30, 2008.  The Company has accounted for the advances under the same terms as eFund’s debenture with the Company dated November 15, 2007.  As of September 30, 2008 there is outstanding principal due of $26,100 and accrued interest of $1,804.

U) On January 7, 2008 the Company entered into an unsecured promissory notes totaling $10,000, bearing interest at a rate of 18% per. Per the agreement, the Company issued a total of 3,125 shares of the Company’s par value common stock as a financing fee in the amount of $2,500.  The note is due and payable on April 8, 2008 and is currently in default.

V) On March 25, 2008 the Company entered into an unsecured promissory notes totaling $32,000, bearing interest at a rate of 18% per annum. Per the agreement, the Company has agreed to issue a total of 10,000 shares of the

Company’s par value common stock as a financing fee in the amount of $8,000.  The note is due and payable on June 18, 2008.  As of September 30, 2008 the note had an outstanding balance of $32,000 and accrued interest of $4,320.  This note is currently in default.

W) On April 17, 2008 the Company entered into an unsecured promissory note totaling $10,000, bearing interest at a rate of 18% per and combined the $10,000 note for Note U above for a total of $20,000. Per the agreement, the Company has agreed to issue a total of 3,125 shares of the Company’s par value common stock as a financing fee in the amount of $2,500.  The note is due and payable on June 18, 2008.  As of September 30, 2008 the note had an outstanding balance of $20,000 and accrued interest of $2,250.  This note is currently in default.

X) On May 14, 2008 the Company entered into an unsecured promissory notes totaling $10,000, bearing interest at a rate of 18% per. Per the agreement, the Company has agreed to issue a total of 3,125 shares of the Company’s par value common stock as a financing fee in the amount of $2,500.  This note was repaid on June 4, 2008.  Thus, as of September 30, 2008 the remaining balance is $0.

Y) On May 15, 2008 the Company entered into a convertible promissory note with Firebird Global Master Fund II, Ltd for $300,000 at an interest rate of 18%.  At any time after the date hereof until this Note is no longer outstanding, this Note shall be convertible, in whole or in part, into shares of Common Stock at the option of the Holder, at any time and from time to time. The conversion price in effect on any Conversion Date shall be equal to $0.56 subject to adjustment.  On September 9, 2008 Firebird Global Master Fund II, Ltd converted the outstanding principal $300,000 plus accrued interest of $165,717.81 into 565,568 shares of common stock of the issuer.

Note 9 - Stockholders' Equity

On January 17, 2006, the Company issued 75,000 at $1.80 for cash previously received in the amount of $135,000 pursuant to a subscription agreement.

On January 23, 2006, holders of the convertible bridge loans elected to convert $57,875 in accrued interest into 35,257 shares of the Company’s $0.0001 par value common stock.

In February 2006, officers and employees of the Company exercised cashless warrants issued in lieu of deferred compensation totaling 455,654 shares of the Company’s common stock, of which 316,032 and 139,622 shares were issued at $0.20 and $5.40 per share, respectively.  The shares issued were based upon the fair market value of services performed for the Company.

On March 22, 2006 a note holder elected to convert $700,000 in principal and $343,864 in interests to 260,966 shares of the Company’s $0.0001 par value common stock at $4.00 per share.

On March 30, 2006, the Company authorized the issuance of 5,000 shares of its $0.0001 par value common stock as a loan extension fee. The Company recorded a financing expense in the amount of $41,000, the fair value of the underlying shares. The shares were subsequently issued on October 11, 2006.

On April 3, 2006, the Company authorized the issuance of 61,455 shares of its $0.0001 par value common stock. The fair value of the shares issues was $454,764, and is being amortized over the term of the agreement. As of December 31, 2006, the shares remained un-issued, and subsequently issued in 2007. During the year ended December 31, 2006, the Company amortized $227,342 of the prepaid compensation and recorded it as consulting expense. The balance of $227,422 was expensed during the year ended December 31, 2007.

On April 5, 2006, the Company issued 5,000 shares of its $0.0001 par value common stock to an individual pursuant to a consulting agreement. The Company recorded a consulting expense in the amount of $30,000, the fair value of the underlying shares on the date of grant.  The shares issued were based upon the fair market value of services performed for the Company.

On April 5, 2006, the Company issued 79,580 shares of its $0.0001 par value common stock to officers and employees of the Company for the exercise of cashless warrants issued in lieu of deferred compensation.  The shares issued were based upon the fair market value of services performed for the Company.

On April 13, 2006, the Company issued 4,005 shares of its $0.0001 par value common stock to El Dorado Enterprises, Inc. in exchange for cashless warrants. Further, El Dorado Enterprises, Inc. agreed to extend the note due date from April 30, 2006 to June 30, 2006 with an increase in the interest rate on the note from 10% to 12%.

On May 25, 2006, the Company authorized the issuance of 5,000 shares of its $0.0001 par value common stock to each of three directors. The fair value of the 15,000 shares issued was $57,000, and is being amortized over the two year term of their services. As of December 31, 2006, the shares remained un-issued. During the years ended December 31, 2007 and 2006, the Company amortized $28,600 and $16,626 respectively, of the prepaid compensation and recorded it as directors’ fees expense. The unamortized balance of $11,774 was outstanding at December 31, 2007 and was amortized over the remaining 4 months of the agreement.

On June 9, 2006, the Company authorized the issuance of 7,500 shares of its $0.0001 par value common stock pursuant it’s “Bio Design Rights Transfer Agreement” with Bio Business Development Company, (“BBDC”). The Company recorded an intangible asset in the amount of $36,000, the fair value of the underlying shares. The shares were subsequently issued on October 11, 2006.  The Company took an impairment loss of $36,000 in 2007 against this asset.

On June 12, 2006, the Company authorized the issuance of 12,253 shares of its common stock for payment of legal services valued at $61,275. The shares were subsequently issued on July 25, 2006.  The shares issued were based upon the fair market value of services performed for the Company.

On June 15, 2006, the Company issued 436,173 shares of its $0.0001 par value common stock for settlement of notes payable totaling $1,397,500; accrued interest in the amount of $88,742; and financing fees of $349,375.

On June 15, 2006, the Company issued 125,000 shares of its $0.0001 par value common stock pursuant to its bridge financing agreement (see note 8). The fair value of the shares was recorded as a financing fee in the amount of $650,000.

On June 15, 2006, the Company issued 48,469 shares of its $0.0001 par value common stock for various consulting services. The Company recorded consulting expense of $252,038, the fair value of the underlying shares.  The shares issued were based upon the fair market value of services performed for the Company.

On June 15, 2006 the Company authorized the issuance of 15,000 shares of its $0.0001 par value common stock valued at $78,000 in exchange for various consulting services. The shares were subsequently issued on September 29, 2006.  The shares issued were based upon the fair market value of services performed for the Company.

On July 8, 2006 the Company authorized the issuance of 15,000 shares of its $0.001 par value common stock pursuant to promissory notes totaling $150,000. The Company recorded prepaid interest totaling $60,000, the fair value of the underlying shares. The shares were subsequently issued on October 11, 2006.

On August 7, 2006, the Company authorized the issuance of 10,000 shares of its $0.0001 par value common stock pursuant to a consulting agreement with an officer of the Company as a signing bonus. The Company recorded compensation expense in the amount of $36,000. The shares were subsequently issued on October 11, 2006.  The shares issued were based upon the fair market value of services performed for the Company.

On September 5, 2006, the Company authorized the issuance of 5,000 shares of its $0.0001 par value common stock pursuant to a one year consulting agreement. The Company recorded prepaid compensation of $21,000 to be amortized over the life of the agreement. During 2006, the Company amortized $7,000 as consulting expense and $14,000 remained unamortized. The shares were subsequently issued on October 11, 2006.  The shares issued were based upon the fair market value of services performed for the Company.

During September 2006, the Company entered into four one year consulting agreement whereby authorizing the issuance of 20,000 shares of its $0.0001 par value common stock. The Company recorded prepaid compensation in the amount of $128,000 to be amortized over the remaining life of the agreements. As of December 31, 2006, the Company amortized $102,000 to consulting expense and $26,000 remained unamortized. The shares were subsequently issued on October 11, 2006.  The shares issued were based upon the fair market value of services performed for the Company.

On September 30, 2006 the Company authorized the additional issuance of 2,500 shares of its $0.0001 par value common stock for additional service provided by an officer. The Company recorded compensation expense in the amount of $8,000, the fair value of the underlying shares. The shares were subsequently issued on October 11, 2006.  The shares issued were based upon the fair market value of services performed for the Company.

On October 11, 2006, a note holder elected to convert the entire principal balance of his note totaling $175,000 and all accrued interest in the amount of $20,137 into 97,569 shares of the Company’s par value common stock.

On October 19, 2006, the Company authorized the issuance of 15,000 shares of its $0.0001 par value common stock in exchange for consulting services received in connection with its financing activities. The Company record consulting expense in the amount of $21,000, the fair value of the underlying shares. The 7,500 shares were subsequently issued on October 11, 2006 and another 7,500 shares were subsequently issued in 2007.  The shares issued were based upon the fair market value of services performed for the Company.

On October 24, 2006, the Company authorized 5,000 shares of its $0.0001 par value common stock valued at $16,000 in exchange for various consulting services. The shares were subsequently issued on December 8, 2006.  The shares issued were based upon the fair market value of services performed for the Company.

On October 24, 2006, the Company authorized 20,833 shares of its $0.0001 par value common stock valued at $50,000 in exchange for various legal services. The shares were subsequently issued on December 8, 2006.  The shares issued were based upon the fair market value of services performed for the Company.

On December 08, 2006, the Company issued 22,500 shares of its $0.0001 par value common stock as a loan origination fee. The Company recorded a financing expense in the amount of $63,000, the fair value of the underlying shares.

On December 21, 2006, the Company authorized the issuance of 21,945 shares of its $0.0001 par value common stock in exchange for various legal services. The Company recorded legal and professional fees expense in the amount of $15,850, the fair value of the underlying shares related to the services performed in 2006, and a prepaid expense in the amount of $28,040 for the fair value of the retainer related to services yet to be performed as of December 31, 2006. These shares were subsequently issued on January 25, 2007.  The shares issued were based upon the fair market value of services performed for the Company.

On December 21, 2006, the Company authorized the issuance of 6,750 shares of its $0.0001 par value common stock in exchange for bookkeeping services. The Company recorded legal and professional fees expense in the amount of $13,500, the fair value of the underlying shares related to the services.   These shares were subsequently issued on January 25, 2007.  The shares issued were based upon the fair market value of services performed for the Company.

There have been a total of 97,650 shares authorized for services, as included in the preceding disclosures that remained un-issued as of December 31, 2006, which were all subsequently issued in 2007.  The shares issued were based upon the fair market value of services performed for the Company.

On January 5, 2007, the Company issued a total of 62,500 shares of the Company’s par value common stock as a financing fee in the amount of $87,500. The financing fee is being amortized over the life of the loan, and as of December 31, 2007 finance expense of $87,500 has been recorded. See Note 8.

On January 25, 2007, the Company issued 53,336 shares of restricted common stock to Experigen Management Company pursuant to the non-employee agreement signed on April 3, 2006. The fair value of the shares was recorded in 2006 when the shares were authorized.  The shares issued were based upon the fair market value of services performed for the Company.

On January 25, 2007, the Company issued 21,945 shares of restricted common stock to two consulting firms for professional and legal services of $43,846. The fair value of the shares was recorded in 2006 when the shares were authorized.  The shares issued were based upon the fair market value of services performed for the Company.

On January 25, 2007 the Company issued 6,750 shares to Opus Pointe which were previously authorized and un-issued for $13,500 in accounting services.  The shares issued were based upon the fair market value of services performed for the Company.

On January 25, 2007, the Company issued 5,000 shares of restricted common stock to pursuant to a retainer agreement for legal services of $30,000. The fair value of the shares was recorded in 2006 when the shares were authorized.  The shares issued were based upon the fair market value of services performed for the Company.

On February 9, 2007, the Company authorized the issuance of 5,000 shares of common stock pursuant to a consulting agreement. The Company recorded consulting expense in the amount of $10,000, the fair value of the underlying shares.  The shares issued were based upon the fair market value of services performed for the Company.

During the year ended December 31, 2007 the Company amortized $411,563 of management and consulting fees for prepaid share-based compensation.

During the year ended December 31, 2007, the Company amortized $570,292 of warrants and options issued in 2006.

During the year ended December 31, 2007, the Company amortized $87,500 of finance costs related to a debt financing agreement.

On April 4, 2007, the Company issued 10,481 shares (a total of 31,441) of common stock to three of its board of directors as consideration for their services. On April 4, 2007, the Company also issued another 3,608 shares (a total of 10,823) of common stock to each of these three board members as compensation for their services from January 2007 through March 2007.  The shares issued were based upon the fair market value of services performed for the Company.

On April 5, 2007 Fezzik Enterprises, Ltd. was issued 5,000 shares of common stock pursuant to the Company’s 2006 Consultant Stock Plan, for consulting services relating to the Company’s relocation of the corporate office to Los Angeles and closing of the former corporate office in Surrey, British Columbia, Canada. The Company recorded consulting expense in the amount of $9,000, the fair value of the underlying shares.  The shares issued were based upon the fair market value of services performed for the Company.

On April 5, 2007 Taylor Wood Management, Inc. was issued 2,084 shares of common stock under a under settlement agreement pursuant to a consulting agreement with the Company. The Company recorded a consulting expense of $3,750, the fair value of the underlying shares.  The shares issued were based upon the fair market value of services performed for the Company.

On May 7, 2007 the Company issued 5,787 shares of common stock to Stoeklein Law Group for legal services in the amount of $9,814 they provided the Company.  The shares issued were based upon the fair market value of services performed for the Company.

On May 8, 2007 Antony Dyakowski, a former director of the Company was issued 2,496 shares of common stock as board compensation in the amount of $4,721 for the 2nd quarter of 2007 prior to departure from the board of directors.  The shares issued were based upon the fair market value of services performed for the Company.

On June 4, 2007, the Company entered into an agreement with a debt holder to extend the maturity date of their $100,000 note payable until June, 2007 in exchange for 10,000 shares of the Company’s common stock and repayment of $12,000 in accrued interest.

On August 2, 2007 the Company authorized the conversion of a note with one of its note holders pursuant to the Note Agreement.  Pursuant to the agreement the note holder received 35,022 shares of common stock in exchange for the conversion of the note in the amount of $50,000 plus accrued interest

On June 29, 2007, the board of directors approved a special one time financing fee and issuance of the interest payments due under the terms of the notes from financings completed in the fiscal years 2004 and 2006.  On August 15, 2007 the Company subsequently issued a total of 291,705 shares of common stock to said note holders pursuant to the special financing fee and the interest payments in the amount of $572,288.

On August 8, 2007 the Company issued 25,000 shares of eFund Capital Management, LLC as financing fee of $40,000 who is a related party.

On August 8, 2007 the Company issued 6,000 shares of common stock to John Alexanian for consulting services valued at $9,600.  The shares issued were based upon the fair market value of services performed for the Company.

On October 2, 2007 the Company issued 952,381 shares common stock as principal note payment of $500,000.

On October 5, 2007, 300 shares of preferred stock were converted into 15 shares of common stock.

On October 30, 2007, the Company authorized the issue of 20,000 shares to Redchip Capital pursuant to a consulting agreement for investor relations services.  These shares were issued on April 4, 2008.  The shares issued were based upon the fair market value of services performed for the Company.

On November 2, 2007 the Company entered into a Promissory Note with Victor Voebel, a member of our board of directors, in the amount of $40,000.00.  The unpaid principal amount of this Note shall accrue interest until paid at the annual rate of 18%.  All outstanding principal and interest under this Note shall be due and payable 90 days from the date of the closing on February 1, 2008.  Concurrently with the execution of the note the Company authorized the issue of 10,000 shares of common stock as an incentive for entering into the Note.   These shares were issued on April 4, 2008.

On December 4, 2007 the Company entered into a Promissory Note with Robert Lutz, a member of our board of directors, in the amount of $50,000.00.  The unpaid principal amount of this Note shall accrue interest until paid at the annual rate of 18%.  All outstanding principal and interest under this Note shall be due and payable 90 days from the date of the closing on March 4, 2008.  Concurrently with the execution of the note the Company authorized the issued of 12,500 shares of common stock as an incentive for entering into the Note. These shares were issued on April 4, 2008.

On December 18, 2007 the Company authorized the issues of 12,360 shares of common stock to Cynthia Banhuik as payment of interest on a $75,000 loan to the Company by Ms. Bahnuik approved by the former management and board of directors in 2004.  These shares were issued on April 4, 2008.

On December 19, 2007 the Company issued 124,201 shares common stock for accrued interest of $64,205.

On January 7, 2008 the Company entered into an unsecured promissory notes totaling $10,000. Per the agreement, the Company issued a total of 3,125 shares of the Company’s par value common stock as a financing fee in the amount of $2,500.  These shares were authorized and un-issued at September 30, 2008.

On March 25, 2008 the Company entered into an unsecured promissory notes totaling $32,000. Per the agreement, the Company authorized the issue of 10,000 shares of the Company’s par value common stock as a financing fee in the amount of $8,000.  These shares were issued on April 4, 2008.

On April 4, 2008 the Company issued 23,250 shares of common stock in lieu of past board of director fees to Jon Atzen in the amount of $23,204.  The shares issued were based upon the fair market value of services performed for the Company.

On April 4, 2008 the Company issued 10,000 shares of common stock as stock grants for consulting services in the amount of $7,980.  The shares issued were based upon the fair market value of services performed for the Company.

On April 8, 2008 the Company issued 2,500 shares of common stock as stock grants for accounting services in the amount of $1,500.  The shares issued were based upon the fair market value of services performed for the Company.

On May 13, 2008, the Company issued 1,250 shares of common stock as stock grants for accounting services in the amount of $750.  The shares issued were based upon the fair market value of services performed for the Company.

On May 13, 2008 the Company issued 570,933 shares of common stock to eFund Capital Management, LLC because eFund converted its $250,000 Convertible Debentured dated May 9, 2007 and received 570,933 shares of the Company’s common stock. The conversion price was $0.525.

On September 4, 2008 eFund Capital Management, LLC converted the outstanding balance of the note and accrued interest of $27,349.90 into 277,350 shares of common stock of the issuer.

On September 9, 2008 Firebird Global Master Fund II, Ltd converted the outstanding principal $300,000 plus accrued interest of $165,717.81 into 565,567 shares of common stock of the issuer.

On September 12, 2007, the holders of a majority of the outstanding common stock of the Registrant approved  a resolution granting the board of directors of the Registrant the power to effect a reverse stock split of the Registrant’s issued and outstanding common stock in a range from seven-to-one (7-to-1) to twenty-to-one (20-to-1).  On August 18, 2008 the board of directors unanimously approved a twenty-to-one (20-to-1) reverse stock split of the Registrant's outstanding shares of common stock, par value $0.0001. The reverse stock split went effective on September 12, 2008.  The new trading symbol for the Company is ABVV.  Under the reverse stock split, each twenty (20) shares of the Registrant's outstanding common stock will be automatically converted into one (1) share of common stock. No fractional shares will be issued in connection with the reverse stock split. All fractional shares resulting from the reverse stock split will be rounded up to the nearest whole share.   The number of authorized shares will remain at 200,000,000 and the par value of the Registrant's common stock will remain at $0.0001. The reverse stock split will affect all of the holders of the Registrant's common stock uniformly and will not affect any stockholder's percentage ownership interest in the Registrant or proportionate voting power, except for insignificant changes that will result from the rounding of fractional shares.

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

Effective October 3, 2007 the Company signed a non-employee CEO engagement agreement with Experigen Management Company, whereby Douglas C. Lane agreed to perform the duties and responsibilities of Chief Executive Officer of the Company for a period of 24 months. For the services rendered by Mr. Lane under this Agreement, the Company shall pay to Management Company $22,900 (USD Twenty-Two Thousand Nine Hundred Dollars) per month to be disbursed no less frequent than once per month, on the beginning of each month of Non-employee Interim CEO service. In addition, Company shall grant Management Company in Company Convertible Preferred C Stock equal to 10% of Company common stock on as converted fully diluted basis, as follows:  (1)Fifty (50) shares of Series C Convertible Preferred Stock on execution of this agreement, however, if this Agreement is terminated for any reason other than termination without cause by the Company, change in control of the Company or death during the first twelve (12) months the Management Company shall return to the Company the shares of Series C Convertible Preferred Stock on a pro rata basis for every month not completed by the Management Company; (2) Ten (10) shares of Series C Convertible Preferred Stock at the end of every fiscal quarter commencing on the one (1) year anniversary of this Agreement.  If Management Company is still engaged at the end of the 24 month term as contemplated by this Agreement it shall receive the remaining 10 shares of Series C convertible Preferred Stock; (3)  If there is a change in control of the Company as defined by Section 7 (B) of this Agreement, the Management Company shall be entitled to receive the entire stock grant as contemplated by this section immediately upon a change in control; and (4)  If this Agreement is terminated for any reason, the Series C Convertible Preferred Stock issued to Management Company shall automatically convert to common stock pursuant to the terms of the Series C Certificate of Designation on the date of termination.  As a result the Company expensed $344,440 for consulting services in 2007.  On September 11, 2008, the board of directors voted to terminate the Non-employee Interim CEO Agreement (the “Agreement”) entered into between the Company and Experigen Management Company, LLC (Experigen) on October 3, 2007 “for cause” pursuant to Section 7 (c) (iv) of the Agreement.

On November 15, 2007, the Company entered into an unsecured convertible debenture agreement totaling $250,000, bearing interest at a rate of 12% per annum, compounded daily, with the entire principal balance due on May 15, 2008 with eFund Capital Management, LLC.  The note is convertible into the Company’s common stock at a conversion price of $1.00 per share.  Per the agreement, the Company agreed to issue a total of 10 shares of the Company’s Series C Convertible Preferred stock as a financing fee

Note 10 – Common stock options and warrants

Common stock options and stock-based compensation:

On July 31, 1998 the Company adopted a stock option plan, “Year 1998 Stock Option Plan”. The plan authorized 32,500 shares as available to be granted as options, and was subsequently increased to a total of 46,500 on September 28, 1999. At December 31, 2007 the Company had 3,250 shares available for issuance under this plan.

During fiscal year 2000, the Company adopted another stock option plan, “Year 2000 Stock Option Plan”, which authorized 25,000 shares. The Company also adopted another stock option plan in fiscal year 2001, “Year 2001 Stock Option Plan” that authorized the issuance of 100,000 stock options to officers, directors, employees and consultants to acquire shares of the Company's common stock. At December 31, 2007 the Company did not have any shares available for issuance under this plan.

The Board of Directors determines the terms of the options granted, including the number of options granted, the exercise price and the vesting schedule. The exercise price for the stock options shall not be less than the fair market value of the underlying stock at the date of grant, and have terms no longer than ten (10) years from the date of grant.

On April 7, 2003, the Company re-priced all stock options issued to officers, directors and employees to be exercisable at the then fair value of the Company a common stock of $9.60 per share. The Company is required to account for the re-pricing of stock options using variable accounting from the date of modification. Any increase in the intrinsic value of the re-priced options will decrease reported earnings, and any subsequent decrease in intrinsic value will increase reported earnings, except that the intrinsic value can never be less than zero. There is a potential for a variable non-cash charge in each reporting period until all of the Company's re-priced stock options are exercised, forfeited or expire.

On May 10, 2006 the Company granted 2,500 common stock options, exercisable at $2.00 per share, with an expiration date of May 10, 2011 to a director as compensation for his services. The fair value of these options was determined to be $10,916, and is being amortized over the terms of his services, which is twelve months. Amortization expense of $6,368 was recorded as compensation expense, and $4,548 remained unamortized as of December 31, 2006.

On July 7, 2006, the Board of Directors adopted an S-8 stock plan, "2006 Consultant Stock Plan", in which common stock may be granted to employees, officers, directors, consultants, and other service providers. The plan authorized 150,000 shares, and as of December 31, 2006, the Company still had 59,412 shares available for issuance under this plan.

The following is a summary of information regarding the Stock Options outstanding at December 31, 2007.

Shares Underlying
Shares Underlying Options Outstanding				Options Exercisable

Weighted
	Shares	Average	Weighted	Shares	Weighted
	Underlying	Remaining	Average	Underlying	Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$2.00 –33.40	24,696	0.832 years	$2.40	24,696	$2.40

The weighted average fair value of options granted with exercise prices at the current fair value of the underlying stock during 2007 and 2006 was approximately $3.80 per option.

The following is a summary of the Company’s outstanding stock options since inception:

Weighted

		Average
Number		Exercise
of Shares		Price

Options outstanding at December 31, 1997:	-0-	$0
Options granted	21,500	9.20

Options outstanding at December 31, 1998:	21,500	9.20

Options outstanding at December 31, 1999:	42,250	48.80
Options granted	6,000	94.40
Options exercised	-3,425	-56.60

Options outstanding at December 31, 2000:	44,825	50.20
Options granted	74,8250	11.40
Options exercised	-9,825	-21.80
Options cancelled	-20,575	-62.40

Options outstanding at December 31, 2001:	89,250	34.80
Options granted	23,500	20.00
Options exercised	-1,805	21.20
Options cancelled	-2,312	20.00

Options outstanding at December 31, 2002:	108,634	30.60
Options cancelled	-4,134	-31.80
Original amended award terms	-85,000	-30.40
Amended proposed awards	85,000	9.60

Options outstanding at December 31, 2003:	104,500	34.80
Options granted	63,446	7.80

Options outstanding at December 31, 2004:	167,946	11.00
Options granted	2,500	2.00
Options Cancelled	-10,500	-18.40
Original amended award terms	-149,446	-9.00
Amended proposed awards	149,446	2.00

Options outstanding at December 31, 2005:	159,946	2.60
Options expired	-5,000	-33.40
Options granted	2,500	2.00
Options exercised	-105,250	-2.00

Balance, December 31, 2006	52,196	3.80

Options expired	-
Options granted	-
Options exercised	-

Exercisable, December 31, 2007	52,196	$3.80
Options expired	-27,500
Options granted	-
Options exercised	-
Exercisable, September 30, 2008	24,696	$2.40

Common stock warrants:

During 2003, the Company issued 47,813share purchase warrants in connection with common stock private placements to purchase additional common shares at an exercise price of $30.00 per common share. In addition, the Company issued 4,045 share purchase warrants with exercise prices of $10.00 to $20.00 per common share to promissory note holders to extend the maturity date of the notes. The fair value of the warrants of $36,482 was recorded as interest expense. Another 12,500 share purchase warrants were issued to settle a legal claim, and are exercisable at a price of $10.00 per common share. The fair value of these warrants of $101,250 was recorded as investor relations expense. 239 share purchase warrants were issued for services with an exercise price of $33.00 per common share.

During 2004, the Company issued 57,875 common share purchase warrants in connection with the issuance of thirteen month convertible promissory notes. Each warrant entitles the holder to purchase additional common shares at an exercise price of $4.00 per share. In addition, the Company issued to the placement agent 33,845 common share purchase warrants with an exercise price of $13.80 per share. The fair value of the warrants of $397,338 was recorded as interest expense.

Pursuant to a Director’s Resolution dated August 25, 2004, the Company extended the expiration date of all warrants issued between October 1, 2001 and January 31, 2004 by three additional years.

During 2004, the Company issued 18,750 common share purchase warrants in connection with common stock private placements to purchase additional common shares at an exercise price of $6.00 per common share.

During 2005, the Company issued 603,347 common share purchase warrants to directors, officers and employees of the Company to purchase additional common shares at exercise prices of $0.20 to $4.00 per common share, expiring between March and December, 2015. These warrants were issued for the forgiveness of salaries payable, which was accrued for several years and totaled $1,485,333. The fair value of these warrants was valued at $1,259,362, and was recorded as management and consulting fees expense and the offsetting entries for both the warrants and expensed salaries was credited to the “Consolidated Statement of Stockholders’ Equity” resulting in no impact to the current period loss. Also, 31,942 share purchase warrants were issued for services and are exercisable at prices between $0.10 and $0.20 per common share, expiring October 2010. The fair value of these warrants was valued at $35,663, and was recorded as management and consulting fees. Also during 2005, another 14,150 share purchase warrants exercisable at $4.00 per share, and expiring October 2008, were issued to replace 12,500 warrants issued in 2003 in order to settle a legal claim against the Company. The fair value of these warrants was $14,522, and was recorded as investor relations expense.

On April 3, 2006 the Company granted 153,637 share purchase warrants, exercisable at $2.00 per share, with an expiration date of April 3, 2011 to the current CEO as part of his employment agreement. The fair value of these warrants was determined to be $1,131,487, and is being amortized over the life of the employment agreement which is eighteen months. Amortization expense of $565,743 and $565,744 was recorded as compensation expense during the years ended December 31, 2006, and December 31, 2007, respectively.

The following is a summary of information regarding the Stock Warrants outstanding at September 30, 2008. Each share purchase warrant was issued to purchase one share of the Company’s common stock.

Shares Underlying
Shares Underlying Warrants Outstanding				Warrants Exercisable
Weighted
	Shares	Average	Weighted	Shares	Weighted
	Underlying	Remaining	Average	Underlying	Average

Range of	Warrants	Contractual	Exercise	Warrants	Exercise

Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$2.00 - 50.00	478,251	3.06 years	$7.20	478,251	$7.20

The weighted average fair value of warrants granted with exercise prices at the current fair value of the underlying stock during 2007 was approximately $11.60 per warrant, and during 2006 was approximately $7.00 per option.

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

Note 11 – Related party transactions

On April 3, 2006 we entered into a non-employee Interim Chief Executive Officer Engagement letter with Experigen Management, whereby Douglas C. Lane, the President of Experigen, agreed to perform the services of our Interim Chief Executive Officer for a term of 18 months. Upon certain criteria being fulfilled a full time employee agreement will be entered into between us and Mr. Lane to serve as the CEO. Pursuant to the agreement, we agreed to pay Experigen $17,000 per month for the term of the Interim CEO agreement. Additionally, we agreed to issue Experigen 61,455 shares of common stock and warrant to purchase 153,637 shares of common stock. A more detailed description of the agreement terms is described above under Executive Compensation.

On July 8, 2006, the Company entered into two unsecured promissory notes totaling $150,000 with our director, Victor Voebel, bearing interest at a rate of 0% per annum with the entire principal balance due upon completion of financing. Per the agreement, the Company issued a total of 15,000 shares of the Company’s par value common stock as a financing fee in the amount of $60,000 in 2006.  As of September 30, 2008 the outstanding balance was $150,000. This note is currently in default.

January 5, 2007, the Company entered into an unsecured convertible promissory note with Firebird Global Master Fund II, Ltd. totaling $500,000, bearing interest at a rate of 18% per annum with the entire principal balance due on July 5, 2007.  The note is convertible into 125,000 shares at a conversion price of $4.00 per share.  Per the agreement, the Company agreed to issue a total of 62,500 shares of the Company’s par value common stock as a financing fee in the amount of $87,500.  The financing fee is being amortized over the life of the loan, and as of December 31, 2007 finance fee of $87,500 has expensed.  On October 2, 2007 the Company issued 952,381 shares of its common stock as payment in full and 124,201 shares of its common stock as payment for accrued interest of $65,205.   As of September 30, 2008 the balance of this note was $0.

On July 21, 2006 the Company entered into a promissory note with Victor Voebel, our director, for $100,000.  The Company is to issue the holder 0.1 shares of the Company’s common stock for every dollar invested.

On May 9, 2007, we entered an unsecured convertible debenture totaling $250,000 with an interest rate of 12% with eFund Capital Management, LLC.  The entire principal is due November 7, 2007 and is convertible into shares of our common stock.  Additionally, we agreed to issue a total of 25,000 of common stock in conjunction with this agreement. On March 25, 2007 eFund converted this convertible debenture and received 570,933 shares of the Company’s common stock. The conversion price was $0.525.

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

Effective October 3, 2007 the Company signed a non-employee CEO engagement agreement with Experigen Management Company, whereby Douglas C. Lane agreed to perform the duties and responsibilities of Chief Executive Officer of the Company for a period of 24 months. For the services rendered by Mr. Lane under this Agreement, the Company shall pay to Management Company $22,900 (USD Twenty-Two Thousand Nine Hundred Dollars) per month to be disbursed no less frequent than once per month, on the beginning of each month of Non-employee Interim CEO service. In addition, Company shall grant Management Company in Company Convertible Preferred C Stock equal to 10% of Company common stock on as converted fully diluted basis, as follows:  (1)Fifty (50) shares of Series C Convertible Preferred Stock on execution of this agreement, however, if this Agreement is terminated for any reason other than termination without cause by the Company, change in control of the Company or death during the first twelve (12) months the Management Company shall return to the Company the shares of Series C Convertible Preferred Stock on a pro rata basis for every month not completed by the Management Company; (2) Ten (10) shares of Series C Convertible Preferred Stock at the end of every fiscal quarter commencing on the one (1) year anniversary of this Agreement.  If Management Company is still engaged at the end of the 24 month term as contemplated by this Agreement it shall receive the remaining 10 shares of Series C convertible Preferred Stock; (3)  If there is a change in control of the Company as defined by Section 7 (B) of this Agreement, the Management Company shall be entitled to receive the entire stock grant as contemplated by this section immediately upon a change in control; and (4)  If this Agreement is terminated for any reason, the Series C Convertible Preferred Stock issued to Management Company shall automatically convert to common stock pursuant to the terms of the Series C Certificate of Designation on the date of termination.  .  On September 11, 2008, the board of directors voted to terminate Non-employee Interim CEO Agreement (the “Agreement”) entered into between the Company and Experigen Management Company, LLC (Experigen) on October 3, 2007 “for cause” pursuant to Section 7 (c) (iv) of the Agreement.

On November 2, 2007 the Company entered into a Promissory Note with Victor Voebel, a member of our board of directors, in the amount of $40,000.00.  The unpaid principal amount of this Note shall accrue interest until paid at the annual rate of 18%.  All outstanding principal and interest under this Note shall be due and payable 90 days from the date of the closing on February 1, 2008.  Concurrently with the execution of the note the Company issued the holder 10,000 shares of common stock as an incentive for entering into the Note.  The monies received will be issued for general operating expenses.

On November 15, 2007, the Company entered into an unsecured convertible debenture agreement totaling $250,000, bearing interest at a rate of 12% per annum, compounded daily, with the entire principal balance due on May 15, 2008 with eFund Capital Management, LLC.  The note is convertible into the Company’s common stock at a conversion price of $1.00 per share.  Per the agreement, the Company agreed to issue a total of 10 shares of the Company’s Series C Convertible Preferred stock as a financing fee. On September 4, 2008 eFund Capital Management, LLC converted the outstanding balance of the note and accrued interest of $27,349.90 into 277,350 shares of common stock of the issuer.

On December 4, 2007 the Company entered into a Promissory Note with Robert Lutz, a member of our board of directors, in the amount of $50,000.  The unpaid principal amount of this Note shall accrue interest until paid at the annual rate of 18%.  All outstanding principal and interest under this Note shall be due and payable 90 days from the date of the closing on March 4, 2008.  Concurrently with the execution of the note the Company issued the holder 12,500 shares of common stock as an incentive for entering into the Note.

On January 7, 2008 the Company entered into an unsecured promissory notes totaling $10,000, bearing interest at a rate of 18% per with our Director, Victor Voebel. Per the agreement, the Company issued a total of 3,125 shares of the Company’s par value common stock as a financing fee in the amount of $2,500.  The note is due and payable on April 8, 2008.

On March 25, 2008, the Company entered into an unsecured convertible promissory note totaling $32,000, with Robert Lutz, a director of ours, bearing interest at a rate of 18% per annum with the entire principal balance due on June 16, 2008. Per the agreement, the Company agreed to issue a total of 10,000 shares of the Company’s par value common stock as a financing fee.

During the first and second quarters of 2008, the Company received advances of $26,100 from eFund Capital Management, LLC.  The Company and eFund are currently negotiating a financing agreement to cover the monies advanced by eFund; however, the agreement was not finalized as of September 30, 2008.  The Company has accounted for the advances under the same terms as eFund’s debenture with the Company dated November 15, 2008.

On April 17, 2008 the Company entered into an unsecured promissory notes totaling $10,000, bearing interest at a rate of 18% per with our director, Victor Voebel. Per the agreement, the Company issued a total of 3,125 shares of the Company’s par value common stock as a financing fee in the amount of $2,500.  The note is due and payable on June 18, 2008.

On May 14, 2008 the Company entered into an unsecured promissory notes totaling $10,000, bearing interest at a rate of 18% per with our director, Robert Lutz. Per the agreement, the Company has agreed to issue a total of 3,125 shares of the Company’s par value common stock as a financing fee in the amount of $2,500.  This note was repaid on June 4, 2008.  Thus, as of September 30, 2008 the remaining balance is $0.

On May 15, 2008 the Company entered into a convertible promissory note with Firebird Global Master Fund II, Ltd for $300,000 at an interest rate of 18%.  At any time after the date hereof until this Note is no longer outstanding, this Note shall be convertible, in whole or in part, into shares of Common Stock at the option of the Holder, at any time and from time to time. The conversion price in effect on any Conversion Date shall be equal to $0.56 subject to adjustment. On September 9, 2008 Firebird Global Master Fund II, Ltd converted the outstanding principal $300,000 plus accrued interest of $165,717.81 into 565,568 shares of common stock of the issuer.

Note 12 – Deferred Taxes

In assessing its deferred tax assets and liabilities, the Company considers whether it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The realization of deferred tax assets depends upon the generation of future taxable income in the loss carry-forward period. As of September 30, 2008 the Company does not believe it meets the criteria to recognize the deferred tax assets and has provided a full valuation allowance. It is reasonably possible these estimates could change due to future income and the timing and manner of the reversal of deferred tax liabilities. Due to its losses, the Company has no income tax expense.

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

On June 19, 2008, Abviva, Inc. entered into a Letter of Intent whereby Abviva would sell its interests in Prion Developmental Laboratories, Inc. and its rights under its agreement with the SEC Receiver, here collectively and individually referred to as "Business," to a Company to be formed by unnamed business executives.  Subsequently, the Letter of Intent terminated due to the acquiror’s failure to close the transaction.  Abviva is currently seeking an acquirer for its interest in PDL.

 Note 15 - Subsequent events

Subsequent issuances of debt:

None.

Subsequent issuances of common stock:

On November 15, 2007, the Company entered into an unsecured convertible debenture agreement totaling $250,000, bearing interest at a rate of 12% per annum, compounded daily, with the entire principal balance due on May 15, 2008 with eFund Capital Management, LLC.  The note is convertible into the Company’s common stock at a conversion price of $1.00 per share.  Per the agreement, the Company agreed to issue a total of 10 shares of the Company’s Series C Convertible Preferred stock as a financing fee. On September 4, 2008 eFund Capital Management, LLC converted the outstanding balance of the note and accrued interest of $27,349.90 into 277,350 shares of common stock of the issuer.

On September 9, 2008 Firebird Global Master Fund II, Ltd converted the outstanding principal $300,000 plus accrued interest of $165,717.81 from convertible promissory note into 565,568 shares of common stock of the issuer.

On November 5, 2008 the issuer also issued 37,500 shares of common stock to Firebird Global Master Fund II, Ltd. as a financing fee pursuant to their promissory note with the issuer.

Subsequent events:

On October 21, 2008 by an order of the Public Company Accounting Oversight Board ("Board" or "PCAOB") revoked the registration of Jaspers and Hall, P.C. and barring its two partners, Thomas M. Jaspers, CPA and Patrick A. Hall, CPA, from being associated persons of a registered public accounting firm.  Thus, Board of Directors voted on November 10, 2008 to terminate its relationship with its independent auditors.  There were no disagreements with Jaspers and Hall, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure for the fiscal years ended 2006 and 2007 and the subsequent interim period through November 10, 2008.

On November 10, 2008 the board of directors voted to engage W. T. Uniack & Co. CPA’s P.C. as the issuer’s new independent auditors for the year ended December 31, 2008 and quarterly reviews thereon.

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

PLAN OF OPERATION

We have operated since our inception as a research and development entity and have accordingly incurred losses from operations. For the period ended Sptember 30, 2008 we sustained net losses of $(772,523) compared to $(1,944,097) for the same period in 2007.  At September 30, 2008 a working capital deficit of $(5,422,420) compared to $(4,773,021) for same period in 2007.  As a result of our financial condition as of September 30 2008, our auditor’s report reflects the fact that without the realization of additional capital, it would be unlikely for us to continue as a going concern.  Therefore the ability of the Company to operate as a going concern is still dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) to develop its production for commercialization so that it can generate positive cash flow from operations.

Management is taking the following steps to address this situation: (a) to seek additional investors to attain additional capital to support our operations; (b) to negotiate the sale of our ownership interest in PDL which will (i) decrease our expenses related to the development of the PDL technologies and (ii) realization of capital from the sale of the assets; (c) we plan to raise a minimum of $2,000,000 through a private placement offering of the Company’s stock which we initiated in August of 2008 and temporarily put on hold until the fourth quarter of 2008.  We have terminated our placement agent and advisor agreement with Doherty & Company, LLC which we hiredon July 15, 2008; and (d) commercialization of our Mammastatin Serum Assay which we hope to offer for sale in the second quarter of 2009 and hope to generate revenue to support operations going forward.  Our ability to commercialize the MSA and initiate sales of the test in the second quarter of 2009 is contingent upon raising a minimum of $3,000,000 by December 31, 2008.

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

Liquidity and Capital Resources at September 30, 2008 and December 31, 2007.

The following table summarizes current assets, liabilities and working capital at September 30, 2008 compared to December 31, 2007.

	September 30, 2008	December 31, 2007

Current Assets	$1,009	$2,502

Current Liabilities	$5,423,429	$5,174,506

Working Capital (Deficit)	$(5,422,420)	$(5,172,004)

We incurred a net loss of ($772,523) for the quarter ended September 30, 2008 compared to ($1,944,097) for the same period in 2007 which was a decrease of $1,171,574. When compared to the same period the year before.

As Abviva is currently structured, we expect to incur continuing losses from the operation of Biomedical Diagnostics, LLC.

In the nine months ended September 30, 2008 we engaged in the following financing activities to fund operations:

o

On January 7, 2008 the Company entered into an unsecured promissory notes totaling $10,000, bearing interest at a rate of 18% per. Per the agreement, the Company issued a total of 3,125 shares of the Company’s par value common stock as a financing fee in the amount of $2,500.  The note is due and payable on April 8, 2008.  As of September 30, 2008 this note had been paid off and has a balance of zero.

o

On March 25, 2008, the Company entered into an unsecured convertible promissory note totaling $32,000, with Robert Lutz, a director of ours, bearing interest at a rate of 18% per annum with the entire principal balance due on June 16, 2008. Per the agreement, the Company agreed to issue a total of 10,000 shares of the Company’s par value common stock as a financing fee.

o

During the first and second quarters of 2008, the Company received advances of $26,100 from eFund Capital Management, LLC.  The Company and eFund are currently negotiating a financing agreement to cover the monies advanced by eFund; however, the agreement was not finalized as of September 30, 2008.  The Company has accounted for the advances under the same terms as eFund’s debenture with the Company dated November 15, 2007.  As of September 30, 2008 there is outstanding principal due of $23,100 and accrued interest of $1,804.

o

On April 17, 2008 the Company entered into an unsecured promissory notes totaling $10,000, bearing interest at a rate of 18% per. Per the agreement, the Company issued a total of 3,125 shares of the Company’s par value common stock as a financing fee in the amount of $2,500.  The note is due and payable on June 18, 2008.

o

On May 15, 2008 the Company entered into a convertible promissory note with Firebird Global Master Fund II, Ltd for $300,000 at an interest rate of 18%.  At any time after the date hereof until this Note is no longer outstanding, this Note shall be convertible, in whole or in part, into shares of Common Stock at the option of the Holder, at any time and from time to time. The conversion price in effect on any Conversion Date shall be equal to $0.56 subject to adjustment.

As of September 30, 2008, we had cash on hand of approximately $1,009 and a working capital deficiency of $(5,422,420). Cash on hand is not sufficient to meet our current needs.

Our current plan of operation calls for an equity financing of at least $3,000,000 to be utilized in commercializing our Mammastatin Serum Assay. Consequently, we will be required to seek additional capital in the future to fund growth and expansion through additional equity or debt financing, registered primary equity offering and/or to partner with or enter into joint development and distribution arrangements with an established biomedical company. Currently, we are pursuing a new line of financing. At the time of this filing we have not initiated any new financing. No assurance can be made that such financing will be completed.

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

The Company’s future operations are dependent upon the Company's ability to remain compliant with its medical technology license agreement with the University of Michigan, obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from its investments. Furthermore, the Company's equity investments may require additional funding from the Company to continue research and development and other operating activities. As of September 30, 2008, the Company is considered to be in the development stage as the Company has not commenced planned operations, or begun to generate revenues. The Company’s ability to continue as a going concern is in doubt because it has not generated revenues, and has experienced negative cash flow from operations and is not in compliance with the repayment terms of certain promissory note obligations. The Company had a working capital deficiency of $(5,422,420) as at September 30, 2008. The Company does not have sufficient working capital to sustain operations until the end of the year and is in immediate need of cash financing. The Company is currently looking to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms. If the Company is unable to obtain required financing, it may have to reduce or cease operations or liquidate certain assets.

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

PART II--OTHER INFORMATION

Item 1.

 Legal Proceedings

On March 26, 2008 Resland Development Corporation (“Resland or Plaintiff”) filed a law suit against the Company in the Supreme Court of British Columbia claiming the Company was in default regarding a promissory note between the Company and Resland dated March 25, 2005 in the amount of $100,000 which was to be secured by the receivable by Corgenix Medical Corporation and upon the Company securing a majority interest in Prion Development Laboratories, Inc. (“PDL”) the Company would grant Plaintiff would acquire all marketing and distribution rights to all products of PDL in the territory of Canada.  Plaintiff is seeking repayment of the promissory note in the amount of $120,000, a declaration that the Plaintiff is entitled to immediate grant of the PDL rights and for costs. The Company responded to the complaint which it filed on May 16, 2008. The Company may receive an unfavorable ruling which would have a material adverse impact on our financial condition, results of operations, or liquidity of the period in which the ruling occurs, or future periods.  Resland and the Company are currently in settlement discussions.

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

We have operated since our inception as a research and development entity and have accordingly incurred losses from operations. We incurred a net loss of ($772,523) for the quarter ended September 30, 2008 compared to ($1,944,097) for the same period in 2007 which was a decrease of $1,171,574. When compared to the same period the year before. As of September 30, 2008, we had cash on hand of approximately $1,009 and a working capital deficiency of $(5,422,420). Cash on hand is not sufficient to meet our current needs.

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

As a result of our deficiency in working capital at September 30, 2008 and other factors, our auditors have included an explanatory paragraph in their audit report regarding substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments as a result of this uncertainty. The going concern qualification may adversely impact our ability to raise the capital necessary for the continuation of operations.

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

Termination of Chief Executive officer and the success of our business plan.

On September 12, 2008 we terminated our Chief Executive Officer, Douglas C. Lane and Barrett Evans, our board member since June of 2007, replaced Mr. Lane. We will look to engage another CEO, however, we can give you no assurance that we will be able to find a satisfactory replacement, or on terms that are not unduly expensive or burdensome.

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

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. More specifically, NASD has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission. Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or if our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period then we will be ineligible for quotation on the OTC Bulletin Board. Our quarterly report for the period ended September 30, 2006 was considered late as we were unable to meet the filing grace period as defined under Rule 12b-25. Therefore, we must not have two or more late filings within the next year or we will be in jeopardy of being dequoted from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On March 25, 2008 the Company entered into an unsecured promissory notes totaling $32,000. Per the agreement, the Company authorized the issue of 10,000 shares of the Company’s par value common stock as a financing fee in the amount of $8,000.  These shares were issued on April 4, 2008.

On April 4, 2008 the Company issued 23,250 shares of common stock in lieu of past board of director fees to Jon Atzen in the amount of $23,204.

On April4, 2008 the Company issued 10,000 shares of common stock as stock grants for consulting services in the amount of $7,980.

On April 8, 2008 the Company issued 2,500 shares of common stock as stock grants for accounting services in the amount of $1,500.

On May 13, 2008, the Company issued 1,250 shares of common stock as stock grants for accounting services in the amount of $750.

On May 13, 2008 the Company issued 570,933 shares of common stock to eFund Capital Management, LLC because eFund converted its $250,000 Convertible Debentured dated May 9, 2007 and received 570,933 shares of the Company’s common stock. The conversion price was $0.525.

On May 15, 2008 the Company entered into a convertible promissory note with Firebird Global Master Fund II, Ltd for $300,000 at an interest rate of 18%.  At any time after the date hereof until this Note is no longer outstanding, this Note shall be convertible, in whole or in part, into shares of Common Stock at the option of the Holder, at any time and from time to time. The conversion price in effect on any Conversion Date shall be equal to $0.56 subject to adjustment.

On September 4, 2008 eFund Capital Management, LLC converted the outstanding balance of the note and accrued interest of $27,349.90 into 277,350 shares of common stock of the issuer.  The conversion was from a convertible debenture dated November 15, 2007 in the amount of $250,000, bearing interest at a rate of 12% per annum, compounded daily.

On September 9, 2008 Firebird Global Master Fund II, Ltd converted the outstanding principal $300,000 plus accrued interest of $165,717.81 from convertible promissory note into 565,568 shares of common stock of the issuer.  The conversion was from a convertible promissory note dated May 15, 2008 in the amount of $300,000 at an interest rate of 18%.

On November 5, 2008 the issuer also issued 37,500 shares of common stock to Firebird Global Master Fund II, Ltd. as a financing fee pursuant to their promissory note with the issuer.

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

Item 3.

 Defaults Upon Senior Securities

The Company is in arrears on two of its 2001 and 2002 promissory notes in the amounts of $20,000 and $50,000, respectively. The original terms required full payment in 60 and 90 days respectively and bore interest rates of 5% and 12%. Each lender has demanded payment of the unpaid principal and accrued interest of. As of September 30, 2008 the Company has not made payment and is currently in default on each note, with accrued interest of $130,400.

On March 12 and 19, 2004, the Company completed a private placement for gross proceeds of $2,315,000 on the sale of certain securities (the “Bridge Securities”). The Bridge Securities sold are convertible notes carrying interest at the rate of 10% per annum due in thirteen months from issuance.  Each note is accompanied by warrants to purchase an additional five hundred shares for each $1,000 of face amount of notes purchased and expire 5 years from the date of issuance. The notes are repayable at the earlier of ten business days following the closing of the merger-related Take-Out Financing, or maturity, at 110% of the principal amount plus accrued interest increasing to 115% of the principal amount if a registration statement is not yet effective, the interest on the convertible notes is payable in cash or common shares of the Company at the option of the Company. On March 9, 2005, the Company requested the note holders of the March 2004 private placement to convert, or defer their notes for one year as a condition to a pending financing whereby a minimum of 80% of the notes were required to be converted or deferred. On April 19, 2005, an additional proposal was sent to the note holders offering a reduced conversion and warrant price as well as a 25% return of these original investments. Those exercise prices are subject to adjustment in connection with shares and warrants issued during a senior financing, as well as in the event of stock splits, stock dividends or similar events.  On June 15, 2006, the note holders elected to convert $1,397,500 in principal and $88,742 in interest to 366,298 shares of the Company’s $.0001 par value common stock. The principal balance was converted at $4.00 per share and interest at $5.20 per share. Additionally, the Company issued 69,875 shares of its common stock valued at $5.00 per share to all note holders who elected to convert. During 2006 the Company recorded financing expense totaling $349,375.  In July of 2007 the Company issued 119,697 of its common shares for accrued interest of $99,542.  In August of 2007 the Company issued 35,000 shares of its common stock for reduction of $50,000 of principal.  The remaining principal balance at September 30, 2008 is $867,500 and accrued interest of $110,075.  This note is currently in default.

During 2005, the Company raised a further $358,000 through the issuance of promissory notes. The notes bear interest from 10% to 18% per annum, are unsecured and mature ninety (90) to two hundred seventy (270) days after funds are advanced. Warrants to acquire 9,375 common shares were issued as consideration for certain of these loans. The warrants are exercisable at $4.00 per common share. The fair value of the warrants of $12,056 has been recorded as a discount to the promissory notes and has been fully amortized to interest expense for the period to December 31, 2006. The carrying value of promissory notes of $70,000 at the time of issuance was determined by discounting the future stream of interest and principal payments at the prevailing market rate for a similar liability that does not have an associated equity component. The balance of $105,000 was allocated to the conversion option included in shareholders’ equity. The discount on the face value of the convertible note is being accrued over the term of the debt. On March 15, 2006, the Company repaid $75,000 of principal, and interest totaling $5,600. And, on October 11, 2006, the $175,000 of principal, and $20,137 of interest was converted by the note holder into 1,951,379 shares of common stock. As of September 30, 2008, the remaining principal balance was $100,000, with accrued interest of $33,000.  This note is currently in default.

During 2006, the Company entered into an agreement to issue Bridge Notes in the principal amount of $1,000,000 bearing interest at 12% per annum payable 90 days after the issuance date. The Company raised a total of $1,000,000. Pursuant to the note agreement, each investor in the Notes shall receive the number of shares of common stock of the Company equal to 2½ times the principal amount of the Note purchased. On June 15, 2006, the Company issued 125,000 shares of its par value common stock to the Bridge note holders. The Company recorded financing expenses totaling $650,000, the fair value of the underlying shares. As of December 31, 2006, the notes are in default and accruing a default rate of interest in the amount of 18% per annum. On January 8, 2007, $25,000 in principal was repaid.  In July of 2007 the Company issued 172,007 of its common shares for accrued interest of $218,257.   The remaining principal balance at September 30, 2008 is $975,000 and accrued interest of $174,662.  This note is currently in default.

On March 31, 2006, the Company established promissory notes in the amount of $165,000 from three former officers of the Company for unpaid compensation previously recorded as accrued expenses. Interest accrues on the loan at a rate of 6% per annum and matured on June 30, 2006. The Company made principal payments totaling $27,000. The remaining loan balance at September 30, 2008 is $138,000. The notes are currently in default and accruing interest at a default rate of 10% per annum with accrued interest of $29,889 as of September 30, 2008.

On March 31, 2006, the Company entered into “Termination and Convertible Promissory” notes with three former officers and one former employee of the Company (“Convertible notes payable, related party”), whereby the Company has agreed to provide severance in the total amount of $24,000 per month for a period of 12 months. The severance shall accrue monthly in the form of a note bearing interest at a rate of 6% per annum and maturing on April 1, 2007. Each note is convertible in shares of the Company’s common stock based on the current quoted market rate at the time of conversion. At December 31, 2006 the Company had an accrued balance of $112,300, and a related derivative liability in the amount of $155,676.   As of December 31, 2007 the warrants had expired and the Company reported an unrealized loss related to the adjustment of the derivative liability in the amount of $(30,530).  As of September 30, 2008 the outstanding balance was $288,000 with accrued interest of $68,390.  This note is currently in default.

On July 8, 2006, the Company entered into two unsecured promissory notes totaling $150,000, bearing interest at a rate of 0% per annum with the entire principal balance due upon completion of financing. Per the agreement, the Company issued a total of 15,000 shares of the Company’s par value common stock as a financing fee in the amount of $60,000 in 2006.  As of September 30, 2008 the outstanding balance was $150,000. This note is currently in default.

On July 21, 2006, the Company entered into an unsecured promissory note totaling $100,000, bearing interest at a rate of 0% per annum with the entire principal balance due upon completion of financing. Per the agreement, the Company issued a total of 10,000 shares of the Company’s par value common stock as a financing fee in the amount of $40,000. The note is due and payable on February 2, 2008.  As of September 30, 2008 the note had an outstanding balance of $100,000.  This note is currently in default.

On July 21, 2006, the Company entered into an unsecured promissory note totaling $50,000, bearing interest at a rate of 0% per annum with the entire principal balance due upon completion of financing. Per the agreement, the Company issued a total of 5,000 shares of the Company’s par value common stock as a financing fee in the amount of $20,000. The note is due and payable on February 2, 2008.  As of September 30, 2008 the note had an outstanding balance of $50,000.  This note is currently in default.

On November 10, 2006 the Company entered into an unsecured promissory note totaling $99,967, bearing interest at a rate of 7% per annum with the entire principal balance due on October 31, 2007.  As of September 30, 2008 the note had an outstanding balance of $99,967 and accrued interest of $13,411.  This note is currently in default.

On November 2, 2007, the Company entered into an unsecured promissory notes totaling $40,000, bearing interest at a rate of 18% per annum with the entire principal balance due upon completion of financing. Per the agreement, the Company issued a total of 10,000 shares of the Company’s par value common stock as a financing fee in the amount of $6,560. The note is due and payable on February 2, 2008.  As of September 30, 3008 the note had an outstanding balance of $40,000 and accrued interest of $6,564. This note is currently in default.

On December 4, 2007, the Company entered into an unsecured promissory note totaling $50,000, bearing interest at a rate of 18% per annum with the entire principal balance due upon completion of financing. Per the agreement, the Company issued a total of 212,500 shares of the Company’s par value common stock as a financing fee in the amount of $8,200.  The note is due and payable on March 4, 2008.  As of September 30, 2008 the note had an outstanding balance of $50,000 and accrued interest of $7,416.  This note is currently in default.

On January 7, 2008 the Company entered into an unsecured promissory notes totaling $10,000, bearing interest at a rate of 18% per. Per the agreement, the Company issued a total of 3,125 shares of the Company’s par value common stock as a financing fee in the amount of $2,500.  The note is due and payable on April 8, 2008 and is currently in default.

On March 25, 2008 the Company entered into an unsecured promissory notes totaling $32,000, bearing interest at a rate of 18% per annum. Per the agreement, the Company issued a total of 10,000 shares of the Company’s par value common stock as a financing fee in the amount of $8,000.  The note is due and payable on June 18, 2008.  As of September 30, 2008 the note had an outstanding balance of $32,000 and accrued interest of $4,320.  This note is currently in default.

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

Item 4.

 Submission of Matters to a Vote of Security Holders

On September 9, 2008 in an action by Written Consent in Lieu of an Annual Meeting of Shareholders holders of a majority of the Company's voting stock including shares of common stock and shares of Series C Convertible Preferred Stock executed the written consent to: (1) electing Barrett Evans and Jeffrey Conrad to serve as the sole directors Company, and (2) ratifying the reappointment of Jaspers & Hall, P.C. as the Company's independent auditors for fiscal year 2008.

Item 5.

 Other Information

None.

Item 6.  Exhibits

			Incorporated by Reference
Exhibit	Exhibit Description	Filed herewith	Form	Exhibit	Filing date
2.1	Merger Agreement with Corgenix Medical Corporation		10-KSB	2.1	4/14/2004
2.2	Amended and Restated Plan of Merger		S-3	2.2	4/26/2004
2.3	Merger Agreement between Corgenix, Efoora, Prion Developmental Laboratories, and Genesis Bioventures, Inc.		8-K	2.3	6/2/2004
2.4	Settlement Agreement with Biotherapies, Paul Ervin and Genesis Bioventures, Inc.		8-K	2.4	6/18/2004
2.5	Amended Agreement and Plan of Merger between Corgenix and Genesis Bioventures, Inc.		8-K	2.5	1/6/2005
2.6	Letter of Termination of Merger from Corgenix		8-K	2.6	1/19/2005
2.7	Merger agreement between		14A-DEF	A and D	8/31/2007
	Genesis Bioventures, Inc., NY and
	Genesis Bioventures, Inc., NV
3(i)(a)	Restated Certificate of Incorporation		10-SB	3.1	8/13/1999
3(i)(b)	Amendment to Certificate of Incorporation		10-SB	3.2	10/14/1999
3.2	Amended and Restated Certificate		14A-DEF	B	8/31/2007
	Of Incorporation
4.1	Class A Convertible Preferred Stock Definition		10-SB	3.2	10/14/1999
4.2	Specimen Form of Stock Certificates		8-A12B	4.1	12/18/2000
4.3	Convertible Note		8-K	4.1	3/24/2004
4.4	Warrant Certificate		8-K	4.1	3/24/2004

4.5	Convertible Promissory Note with Corgenix	8-K	4.2	3/12/2004
4.6	Warrant Certificate	8-K	4.1.1	9/23/2004
4.7	Convertible Promissory Note with Firebird Global Master Fund II, Ltd	8-K	4.8	2/8/2007
4.8	Subscription Agreement with Firebird Global Master Fund II, Ltd	8-K	4.9	2/8/2007
4.9	Convertible Debenture with eFund Capital Management, LLC	8-K	10.1	5/15/2007
4.1	Certificate of Designation for Series C Convertible Preferred Stock.	10-QSB	4.1	8/20/2007
4.11	Convertible Debenture with eFund Capital Management LLC.	10-QSB	4.11	11/19/2007
4.12	Convertible Promissory Note with Firebird Global Master Fund II, Ltd	10-Q	4.12	4/15/2008
4.13	Subscription Agreement with Firebird Global Master Fund II, Ltd	10-Q	4.13	4/15/2008
10.1	Joint Venture Agreement and Limited Liability Company Operating Agreement of Biomedical Diagnostics, LLC	10-SB	10.1	8/13/1999
10.2	Amended and Restated Limited Liability Company Operating Agreement of Biomedical Diagnostics, LLC	10-SB	10.2	10/14/1999
10.3	Management Services Agreement between BioLabs, Inc. and Tynehead Captial Corp	10-SB	10.3	10/14/1999
10.4	Letter Agreement with DynaMed, Inc.	10-SB/A	10.4	12/8/1999
10.5	Stock Option Agreement under the Amended and Restated BioLabs Stock Option Plan	S-8	10.5	4/27/2000
10.6	Amended and Restated Stock Option Plan	S-8	10.6	4/27/2000

10.7	Warrant to Purchase Shares	S-8	10.7	4/27/2000
10.8	Investment Agreement between Prion Developmental Laboratories, Effora, Inc. and BioLabs, Inc.	8-K	99.1	9/8/2000
10.9	Warrant issued by Prion Developmental Laboratories in favor of BioLabs, Inc.	8-K	99.2	9/8/2000
10.1	Purchase and Sale Agreement between BioLabs, Inc., DynaMed, Inc., Antony Dyakowski, Elio Gugliemi, Kevin O’Farrell and Roberts Soon	8-K	99.1	12/20/2000
10.11	Year 2000 Stock Option Plan, 2001 Stock Incentive Plan and Stock Option Grants Outside of Plan	S-8	4.1	12/4/2001
10.12	2001 Stock Incentive Plan	S-8	4.2	12/4/2001
10.13	Purchase Agreement between Genesis Bioventures, Inc. and Biotherapies, Inc.	8-K	99.1	12/17/2001
10.14	Mammastatin Sublicense Agreement between Genesis Bioventures, Inc. and Biotherapies, Inc.	8-K	99.2	12/17/2001
10.15	P&O Technology License Agreement between Genesis Bioventures, Inc. and Biotherapies, Inc.	8-K	99.3	12/17/2001
10.16	GBS 2002 Consulting Services Plan	S-8	10.1	10/2/2002
10.17	GBS 2002 Stock Award Plan	S-8	10.1	3/5/2003
10.18	Service Agreement between ARUP and Biomedical Diagnostics, Inc.	10-KSB/A	10.19	9/10/2004
10.19	Non-Disclosure Agreement with University of Michigan	10-KSB/A	10.2	9/10/2004

10.2	Engagement Agreement between Genesis Bioventures, Inc. and Experigen Management Company	8-K	10	4/13/2006
10.21	Exclusive Distribution and License Agreement between Prion Developmental Laboratories, Inc. and Genesis Bioventures, Inc.	10-KSB	10.21	4/18/2006
10.22	Exclusive Distribution Agreement between Prion Developmental Laboratories, Inc. and Genesis Bioventures, Inc.	10-KSB	10.22	4/18/2006
10.23	Amendments to University of Michigan License Agreement	10-KSB	10.23	4/18/2006
10.24	Amendment to University of Michigan License Agreement	10-KSB	10.24	4/18/2006
10.25	Consulting Agreement between the Company and eFund Capital Management, LLC	10-QSB	10.25	8/20/2007
10.26	2007 Consultant Stock Plan	14A-DEF	E	8/31/2007
10.27	Non-employee Executive CEO Agreement with Experigen Management Company, LLC	8-K	10.4	12/20/2007
10.28	Letter of Intent between Abviva and the Receiver for Efoora	8-K	10.3	12/20/2007
10.29	Promissory Note with Victor Voebel	8-K	10.1	12/20/2007
10.3	Promissory Note with Robert Lutz	8-K	10.2	12/20/2007
10.31	Promissory Note with Robert Lutz	10-KSB	10.31	4/15/2008
10.32	Promissory Note with Victor Voebel	10-KSB	10.32	4/15/2008
14	Code of Ethics	10-KSB	14	4/14/2004
21.1	List of Subsidiaries	10-KSB	21.1	4/15/2008

31.1 & 31.2	Certification of Barrett Evans pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1 & 32.2	Certification of Barrett Evans pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABVIVA, INC.

By: /s/ Barrett Evans

Barrett Evans, Interim Chief Executive Officer and Principal Accounting Officer

Date: November 18, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Barrett Evans Barrett Evans	Interim CEO, Principal Accounting Officer and Director	November 18, 2008

/s/ Jeffrey Conrad	Director	November 18, 2008
Jeffrey Conrad