Form 10-K/A
period 2007-12-31
ABVIVA INC
filed 2008-11-21
CIK 1084966

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

So far as permitted by law and our Certificate of Incorporation of Abviva provide that the Company will indemnify our directors and officers against expenses and liabilities they incur to defend, settle or satisfy any civil or criminal action brought against them on account of their being or having been Company directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or to have engaged in willful misconduct. As a result of such provisions, shareholders may be unable to recover damages against the directors and officers of the Company for actions taken by them which constitute negligence or a violation of their fiduciary duties. This may reduce the likelihood of shareholders instituting derivative litigation against directors and officers and may discourage or deter shareholders from suing directors, officers, employees and agents of the Company for breaches of their duty of care, even though such action, if successful, might otherwise benefit the Company and its shareholders.

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

Date: November 21, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Barrett Evans	Chief Executive Officer & Chairman	November 21, 2008
Barrett Evans	(Principal Executive Officer & Principal Financial Officer)

/s/ Jeffrey Conrad	Director	November 21, 2008
Jeffrey Conrad

GENESIS BIOVENTURES, INC.

Index To Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets, December 31, 2007 and 2006	F-2

Consolidated Statements of Operations for the Years Ended December 31, 2007 and 2006	F-3

Consolidated Statement of Stockholders' Equity for the Years Ended December 31, 2007 and 2006	F-4 – F-11

Consolidated Statements of Cash Flows for the Year Ended December 31, 2007 and 2006	F-12 – F-13

Notes to Consolidated Financial Statements	F-14 – F-41

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